Form 10-K
period 1993-12-25
FLEMING COMPANIES INC /OK/
filed 1994-03-25
CIK 352949

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ----
     ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 25, 1993
                                         or
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________________ to ___________

Commission file number 1-8140
                       ------

                 FLEMING COMPANIES, INC.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Oklahoma                            48-0222760
- -------------------------------            ----------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

   6301 Waterford Boulevard, Box 26647
         Oklahoma City, Oklahoma                        73126
- ----------------------------------------           ---------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (405)840-7200
                                                     ----------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
               Title of each class                 which registered
               -------------------              -------------------------
      Common Stock, $2.50 Par Value and         New York Stock Exchange
        Common Stock Purchase Rights            Pacific Stock Exchange
                                                Chicago Stock Exchange

      9.5% Debentures                           New York Stock Exchange
- ----------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:    None
                                                            ----------------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to the Form 10-K.     X
                            --------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -------       -------

    As of February 18, 1994, 37,158,000 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $.9 billion.

                         DOCUMENTS INCORPORATED BY REFERENCE

     A portion of Part III has been incorporated by reference from the registrant's proxy statement dated March 14, 1994, in connection with its annual meeting of shareholders to be held on April 27, 1994.

                                       PART I


ITEM 1.  BUSINESS

    Fleming Companies, Inc. (hereinafter referred to as "Fleming," the "registrant" or the "company") was incorporated in Kansas in 1915 and in 1981 was reincorporated as an Oklahoma corporation. Fleming is engaged primarily in the wholesale distribution of food and related products. The company currently serves as the principal source of supply for 4,700 retail food stores, including 2,900 supermarkets, in 36 states in the U.S. and several foreign countries. These supermarkets have a total area of 80 million square feet. These are predominantly independent stores, many of which operate and advertise under a common name to promote greater consumer recognition. Fleming's retail customers (hereinafter referred to as "customers") also include national and regional corporate chains.

    The company distributes a wide variety of both national and private brand groceries, meats, dairy and delicatessen products, frozen foods, fresh produce, and a variety of general merchandise and related items. In addition, Fleming offers a full range of support services, including collateralized long-term financing of certain customers, which enables the customers to compete with other types of food stores in their respective market areas.

    The company also owns and operates 72 supermarkets. See "Company- Operated Retail Stores". The company's wholesale distribution of food and related products is its dominant business as defined by Statement of Financial Accounting Standards No. 14; therefore, segment information is not required.

    On January 18, 1994, the company announced the details of a plan to consolidate facilities and restructure its organizational alignment and operations. Management's objective is to improve company performance by eliminating functions and operations that do not add economic value. As a result, registrant has closed five regional offices and also will close five distribution centers and relocate two operations. When completed, these actions will reduce employment by about 2,000, or 9% of the company's work force, and lower operating costs by approximately $65 million annually.

    The plan resulted from a thorough review, which began in October 1993, of all operations and business strategies. The 1993 fourth quarter results reflect a charge of $101.3 million resulting directly from facilities consolidation restructuring. This is in addition to $6.5 million provided for a facilities consolidation in the second quarter. The plan consists of four categories: facilities consolidation, re-engineering, retail-related assets and elimination of regional operations. The actions contemplated by the plan will affect the company's food and general merchandise wholesaling operations as well as certain retailing assets. In early 1994, the company announced that it would close its Fort Worth, Joplin and Tupelo facilities as part of the plan. The pending closing of the Topeka food distribution facility was previously announced. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DISTRIBUTION FACILITIES. Fleming currently operates 28 food distribution divisions which handle food and related products including groceries, meat, produce, frozen foods, dairy products and certain nonfood items. Five general merchandise divisions distribute general merchandise, health and beauty care items, prescription drug products, and other nonfood items. Two additional divisions distribute dairy, delicatessen and fresh meat products. All are equipped with modern materials handling equipment for receiving, storing and shipping large quantities of merchandise. In total, the company's distribution facilities, including outside storage, comprise approximately 21 million square feet of warehouse space. See "Recent Developments."
                                         -2-

    PRODUCTS. The company purchases its inventory requirements from numerous processors, manufacturers and growers, and believes it generally has adequate and alternate sources of supply for most of the products handled. Fleming purchases product on a volume basis and strives to maintain optimum inventory turnover rates while optimizing service levels. Most grocery purchases are subject to a cash discount if paid within specified days of receipt of merchandise.

    Fleming operates a central procurement program for fresh meats and produce and for products sold primarily under private brands, including canned goods, frozen foods, general merchandise and dairy products. Private brands include Bonnie Hubbard-R-, Captain's Cove-R-, Fleming's-R-, Hyde Park-R-, IGA-R-, Marquee-R-, Montco-R-, P.S. - Personally Selected-R-, Piggly Wiggly-R-, Rainbow-R-, Royal-TM-, Sentry-R-, Sunrise-TM- and TV-R-. Private brands are an important source of sales and are slightly more profitable to Fleming than national brands.

    Billings to customers for merchandise are generally based on an agreed price that includes Fleming's defined cost, to which is added a fee determined by the volume of the customer's purchases. A delivery charge is usually added based on order size and mileage. In some geographic areas, billings are determined by percentage mark-up. Payment may be received upon delivery of the order, or within credit terms that generally are weekly or semiweekly. A cash deposit from the customer may be required.

    RETAIL STORES SERVED. The retail stores served by Fleming range in size from small convenience outlets to conventional supermarkets to large superstores, combination units and price impact stores. Fleming's principal customers are supermarkets carrying a wide variety of grocery, meat, produce, frozen food and dairy products. Most customers also handle an assortment of nonfood items, including health and beauty care, and general merchandise such as housewares, soft goods and stationery. Many supermarkets also operate one or more specialty departments such as in-store bakeries, delicatessens, seafood and floral departments. Fleming seeks to expand its customer base through a variety of means. See "Services to Customers" and "Capital Invested in Customers".

    Sales by store format are comprised of: conventional - 46%; superstore - 23%; price impact - 17%; and combination 14%. Sales for 1993 by the company's operating regions are dispersed as follows: Mid-South - 25%; Western - 24%; Mid-America - 20%; Southern - 19%; and Eastern - 12%. Sales by customer type are comprised of: single-store independents - 20%; multiple-store independents
- - 33%; voluntary chains - 5%; corporate chains - 35%; and company-operated locations - 7%. The mix of product sales for 1993 was: groceries - 52%; perishables - 42%; and general merchandise - 6%.

    Voluntary chains are retail stores licensed to do business under a common trade name and generally participate in group advertising and promotional activities. See "Franchise Operations."

    The company considers a chain as 11 or more stores under common ownership. At 1993 year end, Fleming was serving 810 corporate chain stores, compared to 840 a year ago.

    Many of the customers served by Fleming have entered into sales service plan agreements with Fleming which are terminable upon notice by either party. Certain customers also have signed mid-term or long-term supply agreements. The agreements set forth the terms under which Fleming provides products and services to the stores.

    SERVICES TO CUSTOMERS. In addition to supplying retail stores with their inventory requirements, Fleming offers a wide variety of services designed to enhance the customer's ability to compete and to attract new retailers. Such services include merchandising and marketing assistance, advertising, consumer education programs, retail electronic services and employee training. The costs of some of these services are included in the fees charged by Fleming in connection with its sale of food products and related items. Charges are made separately for services such as retail accounting, electronic services, leasing and financing.

    Another important service that Fleming offers is assistance in the development and expansion of retail stores. Fleming provides, for a fee, site selection and market surveys; store design, layout and decor assistance; and equipment and fixture planning.

    Fleming also develops sales promotions for customers including travel, continuity and other incentive programs.

    CAPITAL INVESTED IN CUSTOMERS. As part of its services to retailers, Fleming executes prime leases on store locations for sublease to certain customers. Sublease rentals are generally higher than the base rental to Fleming. At the end of 1993, Fleming was the primary lessee of 770 retail store locations subleased to and operated by customers. In certain circumstances, the company has also guaranteed the lease obligations of certain customers.

    In addition to extending credit for inventory purchases, Fleming also assists customers by making capital available in the form of loans and equity investments. The composition of Fleming's portfolio of loans to (including current portion) and investments in customers is presented below. Amounts are in millions.

                           Business                     Total Loans to
                          Development  Equity  Retail   and Equity in       Customers with
                           Ventures    Stores  Stores  Equity Customers  No Equity Investments  Total
                          -----------  ------  ------  ----------------  ---------------------  -----

1993
- ----
Loans                        $ 78        $55      $ 2          $135               $178           $313
Equity Investments             28         15       12            55                  -             55
                             ----        ---      ---          ----               ----           ----
  Total                      $106        $70      $14          $190               $178           $368
                             ----        ---      ---          ----               ----           ----
                             ----        ---      ---          ----               ----           ----

1992
- ----
Loans                        $114        $49      $ -          $163               $193           $356
Equity Investments             18         18       10            46                  -             46
                             ----        ---      ---          ----               ----           ----
  Total                      $132        $67      $10          $209               $193           $402
                             ----        ---      ---          ----               ----           ----
                             ----        ---      ---          ----               ----           ----



    Fleming makes equity investments in certain customers under its equity store program or as business development ventures. Fleming also makes secured loans to these customers. These investments and loans decreased from $209 million to $190 million during 1993. Losses of $12 million were recorded under the equity method associated with such investments in 1993, compared to $16 million recorded in 1992. Equity investments in customers totaled $55 million and $46 million at year end 1993 and 1992, including $12 million and $10 million in 1993 and 1992, respectively, invested in company-owned retail
stores held for resale to qualified buyers.   Loans to customers in whom the
company held an equity interest totaled approximately $135 million at year-end 1993, compared to $163 million at year-end 1992. During 1993, $68 million of notes evidencing loans were sold, compared to $45 million sold in 1992. The loan portfolio is net of reserves of $18 million in 1993 and 1992.

    Through its equity store program, the company invests capital in customers. The customer is permitted to purchase the company's investment over a five to ten year period. At year-end 1993, equity investments in 51 customers under this program totaled $15 million compared to $18 million at year end 1992. Loans to these customers were $55 million in 1993 and $49 million in 1992.

    Upon review and approval by its board of directors, the company invests in strategic multi-store customers as business development ventures. These customers, many of whom are highly leveraged, are usually medium-sized retail chains who have entered into long-term supply agreements with the company. At year-end 1993, the company had equity investments of approximately $28 million in 10 business development ventures compared to investments of $18 million in 12 ventures in 1992. At the end of 1993, the company had secured loans totaling approximately $78 million to these entities compared to $114 million in 1992. In addition, the company has guaranteed $35 million of loans to one such venture.

    The company also makes loans to customers in which it has no equity investment, primarily for store expansions or improvements. These loans are generally secured by inventory and store fixtures, bear interest at rates at or above prime, and are for terms of up to ten years. Such loans totaled approximately $178 million and $193 million at year-end 1993 and 1992, respectively.

    Fleming does not believe its loans to customers would be investment grade if rated. Furthermore, its equity investments are highly illiquid. However, the company has systems and controls in place to monitor the performance of its equity investments and the more than 800 outstanding loans to customers totaling $313 million and $356 million in 1993 and 1992, respectively.
For equity stores and business development ventures, the company has active representation on the customer's board of directors. The company also conducts periodic credit reviews and receives and analyzes the customers' financial statements. Retail counselors visit the customers' locations regularly. On an ongoing basis, senior management reviews the company's largest investments and credit exposures.

    In making credit and investment decisions, the company considers many factors including anticipated risk, expected return on capital utilized and the benefits to be derived from sustained or increased product sales. Sales to stores served by the company through the equity store program and business development ventures were approximately $1.6 billion in 1993, or approximately 12% of total net sales. Although the company has in the past and may in the future sustain operating losses associated with capital investments in customers, management believes that on balance the economic benefit to the company including the benefit of increased product sales outweighs the increased risk of making such capital investments.

    COMPANY-OPERATED RETAIL STORES. At year end, the company operated 72 supermarkets located in four states. The average size of these stores is 38,000 square feet. Company-operated stores do business in a variety of formats, from conventional supermarkets to price impact stores. All locations are served by Fleming distribution divisions.

    The number of company-operated stores increased during 1993 and 1992 due to purchases of retail locations in both years. Management intends to continue to increase ownership of company-operated stores. The growth plan includes evaluating markets currently served as well as identifying appropriate acquisition candidates in specific niche markets.

    INTERNATIONAL ACTIVITIES. The company has a 49% interest in a joint venture with one of Mexico's largest retailers, Grupo Gigante, to develop and operate price impact supermarkets in Mexico. Four stores were in operation at the end of 1993 and two stores are planned for opening in 1994. The company's pro-rata investment in the venture is $13 million.

     In the fall of 1993 the company (35%) and an affiliate of a leading Australian food wholesaler (65%) capitalized a Singapore corporation in order to acquire and develop food distribution businesses throughout Asia. The company has an option to purchase and the Australian shareholder has a right to require the company to purchase an additional 14%. The Singapore corporation holding minority interests has formed joint ventures to operate food distribution centers with local supermarket operators in each of Singapore and Malaysia and plans additional joint ventures in other Pacific Rim countries. The company's committed investment, including the additional 14% interest in the Singapore corporation, is approximately $7.5 million.

     The company has export sales aggregating $212 million in 1993. International sales activities have been consolidated under Fleming International, Ltd., a wholly owned subsidiary. Principal areas in which these sales were made are: the Caribbean, Central America, Japan, Mexico, the Pacific Rim, and South America.

     The company will continue to explore expansion of its international activities. Fleming currently exports both private label and branded products, and has established working alliances with many companies to expand their international sales through Fleming.

     FRANCHISE OPERATIONS. The company offers its customers the opportunity to franchise a concept or license a common trade name. This program helps the customer compete by providing, as part of the franchise or license program, state-of-the-art business concepts, group advertising, private label products and other benefits. Fleming is the franchisor or has the right to license retailers to use certain trade names such as Big Star-R-, Big T-R-, Checkers-R-, Food 4 Less-R-, IGA-R-, MEGA MARKET-R-, Minimax-R-, Piggly Wiggly-R-, Sentry-R-, Shop 'n Bag-R-, Shop 'n Kart-R-, Super 1 Foods-R-, Super Save-R-, Thriftway-R-, United Supers-R- and Value King-R-. While these rights are collectively significant, none of the individual trade names is considered material to the company's operation. At year end 1993, the company franchised or licensed approximately 1,700 stores.

     RELATED ACTIVITIES. The company operates dairy facilities in Nashville, Tenn., and Baton Rouge, La. These automated facilities process milk products, including regular and low fat milk, as well as cultured items such as cottage cheeses, sour cream and dips marketed under private and national brands, In addition, these facilites process fruit juices and soft drinks.

     The company owns an 80% interest in a limited assortment retail format, Sav-U-Foods-R-. These are small stores located in Southern California that carry fewer varieties of products than conventional stores while offering very competitive pricing. There are currently 20 stores in operation with plans to have at least 50 open by the end of 1994. These stores are supplied from a separate distribution center.

     Fleming owns and operates two drug stores, two retail liquor stores and a bakery, all located in Wisconsin.

     Most distribution divisions operate a truck fleet to deliver products to customers. The company increases the utilization of its truck fleet by backhauling products from many suppliers, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis.

     COMPETITION. Fleming competes with several other wholesale food distributors in most of its market areas on the basis of product price, quality and assortment, schedules and reliability of deliveries, the range and quality of services provided and its willingness to invest capital in customers.

     The sales volume of wholesale food distributors is dependent on the level of sales achieved by the retail food stores they serve. Retail stores served by Fleming compete with other retail food outlets in their areas on the basis of product price, quality and assortment, store location, sales promotions, advertising, availability of parking, hours of operation, cleanliness and attractiveness.

     Fleming believes that the designs and locations of its distribution divisions enable it to serve its customers in an efficient manner and that its purchasing systems and standards enable it to provide such customers with a wide assortment of products at competitive prices.

     EMPLOYEES. Fleming had approximately 23,300 associates at year end 1993.

     RECENT DEVELOPMENTS. In January 1994, the company announced that it has signed a letter of intent to sell substantially all the assets of its Royal Foods dairy and deli products distribution business located in Woodbridge, New Jersey, to DiGiorgio Corporation. The transaction, at March 24, 1994 is subject to execution of a definitive agreement and receipt of certain third party consents. The company expects to record a pre-tax gain of approximately $3 million on the transaction, $3 million less than the original estimate. Annual sales of the operation are approximately $300 million and future financial results will not be adversely affected as a result of the transaction. The company's Royal Foods distribution center located in Maryland is not part of the proposed sale and will continue to supply perishable products to customers of the Philadelphia division.

ITEM 2. PROPERTIES

     The following table sets forth information with respect to Fleming's major distribution facilities.


                               SIZE, IN
         FOOD                 THOUSANDS OF             OWNED OR
     DISTRIBUTION             SQUARE FEET               LEASED
     ------------             ------------             --------
     El Paso, TX (1)              465                  Leased
     Ewa Beach, HI                196                  Leased
     Fort Worth, TX (2)           447                  Owned
     Fresno, CA                   380                  Owned
     Geneva, AL                   345                  Leased
     Garland, TX                1,206                  Owned
     Houston, TX                  662                  Leased
     Johnson City, TN             235                  Owned
     Joplin, MO (2)               264                  Leased
     Kansas City, KS              424                  Leased
     Lafayette, LA                430                  Owned
     Lincoln, NE                  255                  Leased
     Lubbock, TX (1)              378                  Owned
     Marshfield, WI               156                  Owned
     Massilon, OH                 470                  Owned
     Memphis, TN                  780                  Owned
     Miami, FL                    763                  Owned
     Milwaukee, WI                600                  Owned
     Nashville, TN                734                  Leased
     Oklahoma City, OK            410                  Leased
     Philadelphia, PA             830                  Leased
     Phoenix, AZ                  912                  Owned
     Portland, OR                 323                  Owned
     Sacramento, CA               593                  Owned
     Salt Lake City, UT           361                  Owned
     San Antonio, TX              482                  Leased
     Sikeston, MO                 481                  Owned
     Topeka, KS (2)               299                  Leased
     Tupelo, MS (2)               194                  Leased
                              -------
                               14,075

     GENERAL MERCHANDISE
     AND OTHER DISTRIBUTION
     ----------------------

     Dallas, TX                   170                  Leased
     King of Prussia, PA          377                  Leased
     Memphis, TN                  339                  Owned
     North East, MD (3)           107                  Owned
     Sacramento, CA               294                  Owned
     Topeka, KS                   179                  Leased
     Woodbridge, NJ (3)           194                  Leased
                                -----
                                1,660


     OUTSIDE STORAGE

     Outside storage facilities -
     typically rented on a
     short-term basis.            5,160
                                  -----
     Total square feet           20,895
                                 ------
                                 ------

(1)  Comprise the Lubbock distribution operation.
(2) The company has announced that it will close this facility in 1994 and transfer its customers to other company-operated facilities.
(3)  Comprise the Royal distribution operation.

     At the end of 1993, Fleming operated a delivery fleet consisting of approximately 1,800 power units and 3,700 trailers. Most of this equipment is owned by the company.

     Company-operated retail stores occupy approximately 2.7 million square feet which is primarily leased.

ITEM 3. LEGAL PROCEEDINGS

     TROPIN V. THENEN ET AL., (INCLUDING MALONE & HYDE, INC., AND FLEMING COMPANIES, INC.) CASE NO. 93-1092-CIV-MORENO. UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA.

     WALCO INVESTMENTS, INC., ET AL. V. THENEN, ET AL., (INCLUDING MALONE & HYDE, INC., AND FLEMING COMPANIES, INC.) CASE NO. 93-1092-CIV-MORENO, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA.

     On December 21, 1993, these cases were filed in the United States District Court for the Southern District of Florida. Both cases name numerous defendants, including registrant, its subsidiary Malone & Hyde, Inc., and four former associates of subsidiaries of registrant.

     These cases contain similar factual allegations. As to registrant, Malone & Hyde, and the former associates, plaintiffs allege, among other things, that the former associates participated in fraudulent activities by taking money for confirming diverting transactions which had not occurred and that, in so doing, the former associates acted within the scope of their employment. Plaintiffs also allege that Malone & Hyde allowed its name to be used in furtherance of the alleged fraud.

     The allegations against registrant and Malone & Hyde include common law fraud, breach of contract, aiding and abetting a violation of Section 10(b) of the Securities and Exchange Act of 1934, negligence, and demand for repayment of monies allegedly received by the confirmers. In addition, allegations were made against Malone & Hyde claiming it violated the federal Racketeer Influenced and Corrupt Organizations Act and comparable state law. Plaintiffs seek damages, treble damages, attorneys fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the matters complained of.

   Registrant and Malone & Hyde, Inc. deny the allegations of the complaints and will vigorously defend the actions.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the company as of March 24, 1994:


                                                                  Year First
                                                                  Became
Name (age)                       Present Position                 An Officer
- ----------                       ----------------                 ----------
E. Dean Werries (64)       Chairman of the Board                  1970

Robert E. Stauth (49)      President and                          1987
                             Chief Executive Officer

R. Randolph Devening (52)  Vice Chairman and                      1980
                             Chief Financial Officer

Gerald G. Austin (56)      Executive Vice President-Operations    1982

E. Stephen Davis (53)      Executive Vice President-Distribution  1981

Glenn E. Mealman (59)      Executive Vice President-              1977
                             National Accounts

James E. Stuard (59)       Executive Vice President-
                             Division Operations                  1979

David R. Almond (54)       Senior Vice President-General Counsel  1989
                             and Secretary

Darreld R. Easter (57)     Senior Vice President-Marketing        1988

Donald N. Eyler (62)       Senior Vice President-Controller       1981

Larry A. Wagner (47)       Senior Vice President-Human Resources  1989

Ronald C. Anderson (51)    Vice President-General Merchandise     1993

Mark K. Batenic (45)       Vice President-Division Operations     1994

Dixon E. Simpson (51)      Vice President-Division Operations     1994


     No family relationship exists among any of the executive officers listed above.

     Executive officers are elected by the board of directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

     Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Devening, Almond and Anderson.

     Mr. Devening returned to the company in June 1989 as executive vice president and chief financial officer and was elected to his present position in 1993. From 1979 to January 1987, he was associated with the company, being elected executive vice president-finance and administration in 1982. From January 1987 to June 1989, he was vice president and chief financial officer of Genentech, Inc., a pharmaceutical products company.

     Mr. Almond joined the company in May 1989 as senior vice president-general counsel. He assumed the additional role of corporate secretary in 1992. Since 1985 until joining the company, he was senior vice president-general counsel and administration of Wilson Foods Corp., a processor of meat products. In 1990, Wilson Foods Corp. filed for protection under Chapter 11 of the United States Bankruptcy Code and subsequently had a reorganization plan approved by the court.

     Mr. Anderson joined the company in his present position in July 1993. Since 1986, until joining the company, he was vice president of McKesson Corporation, a distributor of pharmaceutical and related products, where he was responsible for its service merchandising division.

     Mr. Werries will retire effective April 27, 1994 as chairman of the board. Mr. Stauth will then become chairman, president and chief executive officer.

     Mr. Stuard will retire effective December 1, 1994.

                                     PART II
                                     -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is FLM. As of December 31, 1993, the 36.9 million outstanding shares were owned by 11,200 shareholders of record and approximately 19,300 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.


                                        1993                1992
                                        ----                ----
             Quarter                High    Low          High   Low
             -------                -----   ---          -----  ---
             First                 $34.38 $30.75        $35.00 $28.38
             Second                 33.75  31.25         34.38  29.75
             Third                  33.75  31.13         35.13  29.00
             Fourth                 33.25  23.75         32.63  27.25

     Cash dividends on Fleming common stock have been paid for 77 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:

             Record Dates:     Payment Dates:
             -------------     --------------
             February 20       March 10
             May 20            June 10
             August 20         September 10
             November 20       December 10

     Cash dividends of $.30 per share were paid on each of the above four payment dates in 1992 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA


- -------------------------------------------------------------------------------
(In thousands, except
per share amounts)       1993         1992        1991         1990        1989
- -------------------------------------------------------------------------------
Net sales         $13,092,145  $12,893,534 $12,851,129  $11,932,767 $12,045,310
Earnings before
  extraordinary
  loss and
  cumulative
  effect(a)            37,480      118,904      64,365       97,256      80,076
Net earnings per
  common share(a)        1.02         3.33        1.82         3.06        2.54
Total assets        3,102,632    3,117,705   2,958,416    2,767,696   2,689,321
Long-term debt
  and capital
  leases            1,003,828    1,038,183     951,864      981,488     990,614
Cash dividends paid
  per common share       1.20         1.20        1.14         1.03        1.00

                                      -13-

(a) In 1993 and 1992, the company recorded an after-tax loss of $2.3 million and $5.9 million, respectively, for early retirement of debt. In 1991, the company changed its method of accounting for postretirement health care benefits, resulting in a charge to net earnings of $9.3 million.

     The results in 1993 include an after-tax charge of approximately $62 million for additional facilities consolidations, re-engineering, impairment of retail-related assets and elimination of regional operations.

     The company instituted a plan late in 1991 to reduce costs and increase operating efficiency by consolidating four distribution centers into larger, higher volume and more efficient facilities. The after-tax charge was $41.4 million.

     During 1989, the company sold all of its preferred stock investment and approximately 60% of its common stock investment in the purchaser of White Swan, Inc., resulting in an after-tax gain of $8.2 million. The remaining common stock investment was sold in 1990, resulting in an after-tax gain of approximately $3.6 million.

     See notes to consolidated financial statements and the financial review included in Item 7 and 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Fleming continues to experience excellent access to the capital markets.

     The company refinanced at lower interest rates $28 million of term debt through borrowings on bank lines and the issuance of medium-term notes. Also, proceeds from the sale of $68 million of long-term retailer notes receivable were applied to the early redemption of $63 million of 9.5% debentures purchased at the required premium. Additional customer notes receivable may be sold in the future with the proceeds used to reduce debt.

     The company registered an additional $264 million of debt securities with the Securities and Exchange Commission. Medium-term notes in the amount of $61 million were issued in 1993 with maturities ranging from four to seven years with an average interest rate of 5.9%. The remaining $290 million of registered securities are available for sale from time to time and allow the company to maintain adequate access to the debt capital markets.

     In addition, three-year loans totaling $65 million were consummated with three banks. In January 1994, a similar $20 million loan was closed and a maturing loan was extended for 2.5 years.

     The company has established public and private commercial paper programs. Two revolving credit agreements, $400 million maturing in October 1997 and $200 million maturing in October 1994, serve as backup lines for the company's commercial paper programs and for borrowings under uncommitted lines, assuring adequate liquidity. These credit facilities, with a strong group of banks led by Morgan Bank, were established in October to replace a similar $500 million facility which was scheduled to expire in November 1994.

During 1993, the company made no borrowings under any of its committed agreements. The interest rate for the facilities is based on various money market rates selected by the company at the time of borrowing. Management intends to renew the $200 million credit agreement prior to its maturity.

     The committed credit agreements and seven term bank loans contain various covenants, including restrictions on additional indebtedness, payment of cash dividends and acquisition of the company's common stock. None of these covenants negatively impact the company's liquidity or capital resources at this time. Reinvested earnings of approximately $92 million were available at year end for cash dividends and acquisition of the company's stock. Each of these credit agreements may be terminated in the event of a defined change of control of the company.

     Uncommitted bank lines were used during the year when their rates were lower than commercial paper rates. During 1993, borrowings under these lines averaged $170 million, ranging from $81 million to $435 million, and were $145 million at year-end 1993. Commercial paper borrowings averaged $151 million, ranging from $15 million to $226 million, and were $166 million at year end.

     The company's long-term debt and commercial paper continue to carry investment grade ratings of BBB/Baa2 and A-2/P-2, respectively. However, the ratings of Baa2 and P-2 were put under review with negative implications in January 1994 by Moody's Investors Service.

     Fleming makes investments in and loans to its retail customers, primarily in conjunction with the establishment of long-term supply agreements. Such investments and loans were made at a lesser rate in 1993 than in 1992. At year end these investments and loans of $379 million, combined with total trade receivables of $232 million, were $611 million, an $83 million net decrease from 1992. After a $68 million sale of notes, net investments and loans decreased $33 million. In addition, net trade receivables decreased $50 million.

     Cash flow from operations, one of the company's primary sources of liquidity, was $209 million in 1993, up $119 million from 1992. The increase is attributable to reduced trade receivables and inventories. Trade receivables in 1993 had a turnover rate of 45.3 times, up from 43.1 times the prior year. Inventory turns increased slightly to 13.1 times in 1993, compared to 12.8 times the year before.

     Capital expenditures were $53 million in 1993 compared to $62 million in 1992. In both years these were for normal additions and replacements of warehouse and transportation equipment and leasehold improvements. Capital expenditures in 1994 are expected to be approximately $100 million, excluding any possible acquisitions. The increase is primarily attributable to expansion projects at several distribution centers to accommodate new customers, including Kmart.

     The company's capital structure is as presented below. Amounts include current maturities of long-term debt and current obligations under capital leases.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Capital Structure (In Millions)             1993                    1992
- --------------------------------------------------------------------------------
Long-term debt                    $  728         34.0%     $  772        36.0%
Capital lease obligations            350         16.4         314        14.6
- --------------------------------------------------------------------------------
Total debt                         1,078         50.4       1,086        50.6
Shareholders' equity               1,060         49.6       1,060        49.4
- --------------------------------------------------------------------------------
Total capital                     $2,138        100.0%     $2,146       100.0%
- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                      -15-

     Long-term debt and capital lease obligations decreased $8 million to $1.08 billion during 1993. Shareholders' equity at the end of 1993 remained $1.06 billion, unchanged from the prior year.

     The year-end debt-to-capital ratio decreased to 50.4%, slightly below last year's ratio of 50.6%. The company's long-term target ratio is approximately 50%. Total capital was $2.14 billion at year end, essentially unchanged from the prior year.

     The composite interest rate of total debt (excluding capital lease obligations) before the effect of interest rate swaps was 4.8% at year end, a reduction from 5.8% a year earlier, principally due to lower short-term rates and to a lesser extent the company's refinancing activities in the first half of 1993. Including the effect of interest rate swaps, the composite interest rate of debt was 4.9% and 5.9% at the end of 1993 and 1992, respectively.

     The dividend payments of $1.20 per common share in 1993 and 1992 were 125% and 38% of primary net earnings per common share in 1993 and 1992, respectively. The payout ratio would have been 44% in 1993 before fourth quarter charges for facilities consolidation and restructuring and debt prepayment and 36% in 1992 before fourth quarter charges for debt prepayment. The company's policy toward cash dividends is to pay out approximately one-third of trailing 12 months earnings.

     The company has adequate liquidity to provide for cash needs of approximately $83 million for the facilities consolidation and restructuring plan.

RESULTS OF OPERATIONS

NET SALES

     Sales increased 1.5% in 1993 over 1992 compared to a .3% increase in 1992 over 1991. The 1993 sales increase is primarily due to a full year of Baker's in 1993, compared to 12 weeks in 1992, and the addition of the Garland facility in August. Also contributing to the increase were new customers, including Kmart. For 1993, the company again experienced food price deflation of .1% compared to deflation of 1% in 1992 and inflation of .8% in 1991. The company's outlook for 1994 is for a low level of food price inflation.

     Tonnage of food product sold in 1993 was essentially the same as 1992. In 1992, tonnage of food product sold versus 1991 increased 1.6%, compared to a 6.1% increase achieved in 1991. The lower tonnage growth rates experienced in 1993 and 1992 reflect sluggish retail food industry sales and the lack of net expansion of the company's customer base as new business was roughly matched by business lost.

     Sales for 1994 will be positively affected by the addition of the recently acquired retail stores in Florida, a full year of operation at the Garland facility and new business resulting in part from the supply agreement signed with Kmart. These sales gains will be offset by the expiration of a contract with Albertson's in Florida in early 1994 and declining business with Wal-Mart.

COMPONENTS OF EARNINGS

     Components of earnings, before the early debt retirement in 1993 and 1992, and before the accounting change in 1991, expressed as a percent of sales are:

- --------------------------------------------------------------------------------
                                             1993        1992        1991
- --------------------------------------------------------------------------------
Gross margin (sales less
  cost of sales)                            5.85%       5.64%       5.82%

Less expense:
  Selling and administrative                4.27        3.84        4.18
  Interest expense                           .60         .63         .73
  Interest income                           (.48)       (.46)       (.48)
  Equity investment results                  .09         .12         .06
  Facilities consolidation
     and restructuring
                                             .82           -         .52
- -----------------------------------------------------------------------------
      Total costs and expenses              5.30        4.13        5.01
- -----------------------------------------------------------------------------
Earnings before taxes                        .55        1.51         .81
Taxes on income                              .26         .59         .31
- ------------------------------------------------------------------------------
Net Margin                                   .29%        .92%        .50%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

GROSS MARGIN

     Gross margin as a percent of sales improved by 21 basis points, rising to 5.85% in 1993 compared to 5.64% in 1992. The increase in gross margin in 1993 was due to retail operations, which accounted for a 44 point favorable comparison. Retail food operations typically have a higher gross margin than wholesale operations. The margin increase is principally the effect of a full year of Baker's operations compared to only fourth quarter operations in 1992 and, to a lesser extent, the Florida operations acquired late in 1993. Gross margin comparisons for the first three quarters of 1994 will continue to benefit from the effects of the Florida operations. Product handling expense was nine basis points better. Higher product cost accounted for the rest of the difference.

     The 18 basis point decrease in gross margin in 1992 compared to 1991 is due to several factors. The absence of company-operated retail stores sold in December 1991 and the presence of Baker's stores acquired at the beginning of the fourth quarter of 1992 caused 14 basis points of the decrease. Increased transportation expenses in 1992 contributed 10 basis points to the decrease in gross margin. This was due principally to the company's facilities consolidation program that resulted in trucks driving farther to deliver product.

     Gross margin in the fourth quarter of 1992 was increased by $4.9 million, or four basis points (annual effect) from the favorable resolution of certain litigation. The LIFO method of inventory valuation increased gross margin by $9.3 million, an increase of $4.5 million or four basis points from 1991.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses in 1993 were 4.27% of sales, compared to 3.84% in 1992. Retail operations have higher selling expenses than wholesale operations, and this was the main reason for the $63.4 million increase. Reductions in other selling and administrative categories were more than offset by the increase in credit loss expense discussed below.

     During the second quarter of 1993, selling and administrative expenses were affected by several nonrecurring items. The company recorded $11.2 million of pretax income resulting from cash received in the favorable resolution of a litigation matter and a $1.2 million accrual for expected settlements in other legal proceedings. Management estimated that the company's previously disclosed contingent liability for lease obligations exceeded previously established reserves by $2 million and recorded this amount as an expense. A $4.6 million gain from a real estate transaction was also recorded during the quarter.

     Selling and administrative expenses in 1991 were increased by $15 million due to unusual charges related to litigation settlements and the write-down of a nonoperating asset. Comparing 1992 to 1991, selling and administrative expenses were reduced by $42.1 million. In addition to the unusual charges, the absence of selling expenses related to company-operated retail stores sold at the end of 1991 and additional selling expenses related to Baker's operation led to a net reduction of $25 million.

     Also contributing to the positive result in 1992 compared to 1991 were the effects of cost controls and the benefits of certain completed facilities consolidations. Gains on the sales of customer notes receivable were reductions to selling and administrative expenses of $3.2 million, $2.5 million and $2.7 million in 1993, 1992 and 1991, respectively.

     The company invests a significant amount of capital in its customers through various methods consisting of customary or extended credit terms for inventory purchases, secured loans with terms up to ten years, and minority equity investments in qualifying customers under the company's equity store program. In addition, the company may guarantee debt and lease obligations of certain customers. Usually, such capital investments are made in and guarantees are extended to customers with whom the company enjoys long-term supply agreements.

     A significant portion of the company's net trade receivables and investments in customer notes receivable is related to multi-store, medium-sized retail chains in which the company holds an equity interest, referred to as business development ventures.

     Selling and administrative expenses include credit loss expense of $52 million in 1993, $28.3 million in 1992, and $17.3 million in 1991. The increases in 1993 and 1992 are due to the combined effect on customers' financial conditions of sluggish retail sales, intensified retail competition and lack of food price inflation. Credit losses increased in the fourth quarter of 1993, due to adverse developments in certain of the company's equity store program investments.

     Management monitors the status of credit and investment exposure and believes it has provided adequate allowances for potential losses. However, due to the nature of its customers and the highly competitive retail grocery environment, there is no assurance that future losses will not occur.

INTEREST EXPENSE

     Interest expense in 1993 declined $3.1 million to $78 million. The improvement is due to lower short-term rates and refinancings in late 1992 and the first half of 1993. The company's borrowing strategy seeks to minimize interest expense while achieving a target range of exposure to floating interest rates and balancing its debt instruments across a range of maturities. The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates.

     Interest expense in 1992 improved over 1991, dropping by $12.3 million to $81.1 million as a result of lower interest rates. As a percent of sales, interest expense was .60%, .63% and .73% in 1993, 1992 and 1991, respectively.

INTEREST INCOME

     Interest income consists primarily of interest earned on notes receivable from customers. Also included is income generated from direct financing leases of retail stores and related equipment. In 1993, 1992 and 1991, interest income was $62.9 million, $59.5 million and $61.4 million, respectively. The increase in 1993 results from higher outstanding notes receivable and direct financing leases, partially offset by a slight decline in the interest rate. The decrease in 1992 compared to 1991 was due to lower interest rates prevailing in 1992 versus 1991, partially offset by the effect of higher average notes receivable balances.


EQUITY INVESTMENT RESULTS

     Losses resulting from investments in certain customers accounted for under the equity method were $11.9 million in 1993 compared to $15.1 million in 1992 and $7.7 million in 1991. The improvement in 1993 is due to improved operating performance by certain of the company's business development ventures. Such ventures were responsible for equity method losses of $6 million in 1993, compared to $11 million in 1992 and $4.1 million in 1991. The increase from 1991 to 1992 resulted from poor performance by certain of the company's business development ventures. For 1994, the continued effects on customers of a lack of food price inflation and intense competition may result in higher losses. However, the benefits to the company outweigh these losses.

FACILITIES CONSOLIDATION AND RESTRUCTURING

     On January 18, 1994, the company announced the details of a plan to consolidate facilities and restructure its organizational alignment and operations. Management's objective is to improve company performance by eliminating functions and operations that do not add economic value. The plan resulted from a thorough review, which began in October 1993, of all operations and business strategies. The 1993 fourth quarter results reflect a charge of $101.3 million resulting directly from facilities consolidation and restructuring. This is in addition to $6.5 million provided for a facilities consolidation in the second quarter. The plan consists of four categories: facilities consolidation, re-engineering, retail-related assets and elimination of regional operations. The actions contemplated by the plan will affect the company's food and general merchandise wholesaling operations as well as certain retailing assets. Cash requirements related to the charge are estimated to be $31 million in 1994 and $52 million in 1995 and thereafter. The cash requirements are expected to be provided by internally generated cash flows and through capital raised in the debt markets.

     Facilities consolidations will result in the closure of five distribution centers, the relocation of two operations, consolidation of one center's administrative function, and completion of the 1991 facilities consolidation actions. Disclosures of specific facilities affected are made as closing actions commence. Approximately 400 associate positions are expected to be eliminated through facilities consolidations. The closures and relocations are anticipated to be completed primarily in 1994. Expected losses on disposition of the related property through sale or sublease are provided for through the estimated disposal dates.

     The total provision for facilities consolidation is approximately $60 million. Detail components include: severance costs - $15 million, impaired property and equipment - $13 million, other related asset impairments and obligations - $11 million, lease and holding costs - $10 million, completion of actions contemplated in the 1991 restructure charge - $7 million and product handling and damage - $4 million. The actions are not expected to result in a material reduction of revenues. Increased transportation expense likely will result due to trucks driving farther to serve customers, although expected savings due to administrative expenses, working capital and productivity improvements will be far more significant.

     The costs to complete activities contemplated in the 1991 restructure charge result principally from the deterioration of the California bay area commercial real estate market. Management's 1991 estimate of real estate values and demand has been adversely affected by the decline in sales values and increase in available competing properties. Increased costs in the consolidation were partially offset by a change in management's plans regarding the originally planned construction of a large, new facility in the Kansas City area. The revised plan calls for enlarging and utilizing existing facilities with a lower associated capital outlay.

     It is not practical to separately estimate reduced depreciation and amortization, labor or operating costs. Management does anticipate that, in the aggregate, a positive annual pretax earnings impact of approximately $20 million will result once the facilities consolidation plan is fully implemented.

     The re-engineering component of the charge provides for the cash costs associated with terminating an expected 1,500 associates displaced by the re-engineering plan, which will be implemented beginning in 1994. Annual payroll savings are projected to be approximately $40 million. The provision for re-engineering is approximately $25 million.

     Certain retail supermarket locations leased or owned by the company have been deemed to no longer represent viable strategic sites for stores due to size, location or age. The charge includes the present value of lease payments on these locations, as well as holding costs until disposition, the write-off of capital lease assets recorded for certain of the locations, and the expected loss on a location closed in 1994. The charge consists principally of cash costs for lease payments and write-down of property. Annual savings from these actions are expected to be $1 million. The provision for retail-related assets is approximately $15 million.

     Elimination of the company's regional operations in early 1994 will result in cash severance payments to approximately 100 associates, as well as transferring approximately 60 associates. Completion of the actions is expected in mid-1994. The annual savings are expected to be $4 million, principally in payroll costs. The provision for eliminating regions is approximately $8 million, including the write-down to estimated fair value of certain related assets.
                                      -20-

     The 1991 restructuring plan was initiated to reduce costs and increase future operating efficiency by consolidating several distribution centers into larger, higher volume and more efficient facilities. The charge of $67 million included severance benefits, lease terminations, asset disposals and the impairment of related assets. The plan has resulted in the closing or consolidation of four facilities whose operations were assimilated into other distribution centers. Cash expenditures related to the 1991 facilities consolidation charge were $12 million and $22 million in 1993 and 1992, respectively. It is not practical to specifically quantify the operating efficiencies and economies of scale that resulted from the 1991 consolidation actions. Additional estimated costs, related primarily to asset dispositions in process, were made in the 1993 charge as discussed.

EARLY DEBT RETIREMENT

     In the fourth quarters of 1993 and 1992, the company recorded extraordinary losses for early retirement of debt. In 1993, the company retired $63 million of 9.5% debentures at a cost of $2.3 million, after tax benefits of $2.1 million. In 1992, the company recorded a charge of $5.9 million, after tax benefits of $3.7 million. The 1992 costs related to retiring the $172.5 million of convertible notes, $30 million of the 9.5% debentures and certain other debt. Lower future interest costs will result from the actions in both years, as well as the elimination of the dilutive effect associated with the potential issuance of common shares into which the notes were convertible.

TAXES ON INCOME

     The effective income tax rates were 48%, 39% and 38.3% in 1993, 1992 and 1991, respectively. The 1993 rate was higher than previous years because of the significance of the facilities consolidation and restructuring charge. Pretax income was reduced, resulting in nondeductible items for tax purposes having a much larger impact on the effective rate. In addition, the federal rate increased by 1% because of the new tax law enacted in 1993. The combined state income tax rate increased by 1% in 1993 compared to 1992 for the same reasons as the federal rate. The 1992 effective rate was reduced because of favorable settlements of possible tax assessments recorded in prior years. The 1991 rate was lower primarily due to one-time benefits related to the difference in the financial and tax basis in an insurance subsidiary sold in 1991 and a lower combined state income tax rate. The expected 1994 effective rate is 44%.

OTHER

     In 1993, the company reduced the discount rate assumption used to determine its obligations for defined benefit pension plans and postretirement benefits. The 1% decline will cause pension and postretirement benefit expense recognized in 1994 to increase by approximately $3 million compared to 1993.

     Considering the various factors discussed above, management does not anticipate that 1994 earnings from core operations will be improved over those of 1993.

     In December 1993, the company and numerous other defendants were named in two lawsuits filed in U. S. District Court in Miami. Because the litigation is in its preliminary stages, management has been unable to conclude that an adverse resolution is not reasonably likely or predict the potential liability, if any, to the company. However, management does not believe that an adverse outcome is likely that would materially affect the company's consolidated financial position.

     Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan will be effective for the first quarter of the company's 1995 fiscal year. This statement requires that loans determined to be impaired be measured by the present value of expected future cash flows discounted at the loan's effective interest rate. Management has not yet determined the impact, if any, on the consolidated statements of earnings or financial position.

     Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits is not applicable to benefits offered to company associates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14(a) 1. Financial Statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to pages 3 through 6 of the company's proxy statement dated March 14, 1994, in connection with its annual meeting of shareholders to be held on April 27, 1994. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to pages 12 through 20 of the company's proxy statement dated March 14, 1994, in connection with its annual meeting of shareholders to be held on April 27, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to pages 9 through 11 of the company's proxy statement dated March 14, 1994, in connection with its annual meeting of shareholders to be held on April 27, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 PAGE NUMBER
                                                                 IN FORM 10-K
(a)  1.   Financial Statements:

          o Consolidated Statements of Earnings -
            For the years ended December 25, 1993,
            December 26, 1992, and December 28, 1991                  30

          o Consolidated Balance Sheets -
            At December 25, 1993, and December 26, 1992               31

          o Consolidated Statements of Shareholders' Equity -
            For the years ended December 25, 1993,
            December 26, 1992, and December 28, 1991                  33

          o Consolidated Statements of Cash Flows -
            For the years ended December 25, 1993,
            December 26, 1992, and December 28, 1991                  34

          o Notes to Consolidated Financial Statements -
            For the years ended December 25, 1993,
            December 26, 1992, and December 28, 1991                  35

          o Independent Auditors' Report                              52

          o Quarterly Financial Information (Unaudited)               53

(a)  2.   Financial Statement Schedules:

          o Independent Auditors' Report on Schedules                 52

          o Schedule V -  Property and Equipment                      55

          o Schedule VI - Accumulated Depreciation and
                          Amortization of Property and
                          Equipment                                   56

          o Schedule VIII - Valuation and Qualifying Accounts         57

     All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a), (c)  3. Exhibits:
                                                          PAGE NUMBER OR
             EXHIBIT                                      INCORPORATION BY
             NUMBER                                       REFERENCE TO

               3.1  Certificate of Incorporation          Exhibit 3.1 to
                                                          Report on Form 10-K
                                                          for year ended
                                                          December 28, 1991.

               3.2  By-Laws                               Exhibit 28.2 to
                                                          Report on Form
                                                          8-K dated
                                                          August 22, 1989.

               4.1  $400,000,000 Credit Agreement         Exhibit 4.1 to
                    dated as of October 21, 1993, among   Report on Form 10-Q
                    the Registrant, the banks listed      for the quarter ended
                    in the Agreement and Morgan           October 2, 1993.
                    Guaranty Trust Company of New York,
                    as Agent

               4.2  Amendment No. 1, dated January 12,      58
                    1994, to $400,000,000 Credit
                    Agreement

               4.3  $200,000,000 Credit Agreement dated    Exhibit 4.2 to Report
                    as of October 21, 1993, among the      on Form 10-Q for the
                    Registrant, the banks listed in the    quarter ended
                    Agreement and Morgan Guaranty Trust    October 2, 1993.
                    Company of New York, as Agent

               4.4  Amendment No. 1, dated January 17,      63
                    1994, to $200,000,000 Credit
                    Agreement

               4.5  Agreement to furnish copies of          69
                    other long-term debt instruments

               4.6  Rights Agreement dated as of          Exhibit 28 to
                    July 7, 1986, between the             Report on Form
                    Registrant and Morgan                 8-K dated June 24,
                    Guaranty Trust Company of New York    1986.

               4.7  Amendment to Rights Agreement         Exhibit 28.1 to
                    dated as of August 22, 1989,          Report on Form 8-K
                    between the Registrant                dated August 22,
                    and First Chicago Trust Company       1989.
                    of New York, as Rights Agent

               4.8  Indenture dated as of December 1,     Exhibit 4 to
                    1989, between the Registrant and      Registration
                    Morgan Guaranty Trust Company of      Statement
                    New York, as trustee                  No. 33-29633.

                                                           PAGE NUMBER OR
     EXHIBIT                                              INCORPORATION BY
     NUMBER                                                 REFERENCE TO

     10.1     Investment Advisor Agreement                Exhibit 10.17 to
              between the Registrant and The              Form 10-K for year
              First Boston Corporation dated              ended December 30,
              November 27, 1989                           1989.

     10.2     Investment Advisor Agreement                Exhibit 10.18 to
              between the Registrant and Merrill          Form 10-K for year
              Lynch, Pierce, Fenner & Smith               ended December 30,
              Incorporated dated December 5, 1989         1989.

     10.3     Agreement and Plan of                       Exhibit 2.1 to
              Reorganization by and among                 Registration
              Fleming Companies, Inc.,                    Statement No.
              Cornhusker Acquisition and                  33-51312.
              Baker's Supermarkets, Inc.
              dated August 25, 1992

     10.4     Dividend Reinvestment and                   Exhibit 28.1 to
              Stock Purchase Plan, as                     Registration
              amended                                     Statement No.
                                                          33-26648 and
                                                          Exhibit 28.3
                                                          to Registration
                                                          Statement No.
                                                          33-45190.

     10.5*    1985 Stock Option Plan                      Exhibit 28(a) to
                                                          Registration
                                                          Statement No.
                                                          2-98602.

     10.6*    Form of Award Agreement for                      70
              1985 Stock Option Plan (1994)

     10.7*    1990 Stock Option Plan                      Exhibit 28.2 to
                                                          Registration
                                                          Statement No.
                                                          33-36586.

     10.8*    Form of Award Agreement for                      74
              1990 Stock Option Plan (1994)

     10.9*    Fleming Management Incentive                Exhibit 10.4 to
              Compensation Plan                           Registration
                                                          Statement No.
                                                          33-51312.

     10.10*   Directors' Deferred                         Exhibit 10.5 to
              Compensation Plan                           Registration
                                                          Statement No.
                                                          33-51312.

     10.11*   Supplemental Retirement Plan                Exhibit 10.7 to
                                                          Registration
                                                          Statement No.
                                                          33-51312.
                                      -26-

                                                           PAGE NUMBER OR
     EXHIBIT                                              INCORPORATION BY
     NUMBER                                                 REFERENCE TO

     10.12*   Godfrey Company 1984 Non-                   Appendix II to
              qualified Stock Option Plan                 Registration
                                                          Statement No.
                                                          33-18867.

     10.13*   Form of Severance Agreement                 Exhibit 10.14 to
              between the Registrant and                  Form 10-K for year
              certain of its officers                     ended December 31,
                                                          1988.

     10.14*   Fleming Companies, Inc. 1990                Exhibit B to
              Stock Incentive Plan dated                  Proxy Statement
              February 20, 1990                           for year ended
                                                          December 30, 1989.

     10.15*   Phase I of Fleming Companies, Inc.          Exhibit 10.16 to
              Stock Incentive Plan and Form of            Form 10-K for year
              Awards Agreement                            ended December 30,
                                                          1989.

     10.16*   Phase II of Fleming Companies, Inc.         Exhibit 10.12 to Form
              Stock Incentive Plan                        10-K for year ended
                                                          December 26, 1992.

     10.17*   Phase III of Fleming Companies, Inc.             80
              Stock Incentive Plan

     10.18*   Fleming Companies, Inc. Directors'          Exhibit 10.14 to
              Stock Equivalent Plan                       Form 10-K for year
                                                          ended December 28,
                                                          1991.

     10.19*   Agreement between the Registrant                 84
              and E. Dean Werries

     10.20*   Agreement between the Registrant                 85
              and James E. Stuard

     10.21*   Agreement between the Registrant                 87
              Robert F. Harris

     11       Earnings per share computation                   93

     12       Computation of ratio of earnings to              97
              fixed charges

     21       Subsidiaries of the Registrant                   98

     23       Consent of Deloitte & Touche                     99

                                                           PAGE NUMBER OR
     EXHIBIT                                              INCORPORATION BY
     NUMBER                                                 REFERENCE TO

     24       Power of attorney instruments signed             100
              by certain directors and officers of
              the Registrant appointing R. Randolph
              Devening, Vice Chairman and Chief
              Financial Officer, as attorney-in-fact
              and agent to sign the Annual Report on
              Form 10-K on behalf of said directors
              and officers

     99       Company Undertaking                              102

*  Management contract, compensatory plan or arrangement.

(b)   Reports on Form 8-K:

     Form 8-K filed December 16, 1993 disclosed that the company's fourth quarter and full year 1993 results will be below expectations. Reasons for the less than expected results include an increase in the provision for credit losses, a significant LIFO charge and weak sales.

     Form 8-K filed January 20, 1994 disclosed the press release made by the company on January 18, 1994 announcing details of its planned restructuring. Registrant recorded a pre-tax charge of approximately $101 million in the fourth quarter of 1993 resulting from the restructuring.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 1994.

                                   FLEMING COMPANIES, INC.
                                   /S/  ROBERT E. STAUTH
                                   ----------------------------------------
                                   By:  Robert E. Stauth
                                   (President and Chief Executive Officer)

                                   /S/  R. RANDOLPH DEVENING
                                   ----------------------------------------
                                   By:  R. Randolph Devening
                                   (Vice Chairman and Chief Financial Officer)

                                   /S/  DONALD N. EYLER
                                   ---------------------------------------------
                                   By:  Donald N. Eyler
                                   (Senior Vice President and Controller)
                                   (Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 1994.


/S/ E. DEAN WERRIES     *  /S/ ROBERT E. STAUTH    *  /S/ R. RANDOLPH DEVENING *
- -------------------------  -------------------------  --------------------------
    E. Dean Werries            Robert E. Stauth            R. Randolph Devening
    (Chairman of the Board)    (Director)                  (Director)


/S/ ARCHIE R. DYKES     *  /S/ CAROL B. HALLETT    *  /S/ JAMES G. HARLOW, JR. *
- -------------------------  -------------------------  --------------------------
    Archie R. Dykes            Carol B. Hallett            James G. Harlow, Jr.
    (Director)                 (Director)                  (Director)


/S/ R. D. HARRISON      *  /S/ LAWRENCE M. JONES   * /S/ EDWARD C. JOULLIAN III*
- -------------------------  ------------------------- ---------------------------
    R. D. Harrison             Lawrence M. Jones         Edward C. Joullian III
    (Director)                 (Director)                  (Director)



/S/ HOWARD H. LEACH     *  /S/ JOHN A. MCMILLAN     *  /S/ GUY O. OSBORN       *
- -------------------------  --------------------------  -------------------------
    Howard H. Leach            John A. McMillan            Guy O. Osborn
    (Director)                 (Director)                  (Director)



/S/  R. RANDOLPH DEVENING
- ---------------------------
*By: R. Randolph Devening
     (Attorney-in-Fact)

     *A Power of Attorney authorizing R. Randolph Devening to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 25.

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 25, 1993, December 26, 1992,
  and December 28, 1991
(In thousands, except per share amounts)


                                     1993           1992           1991
                                  ----------     ----------     ----------

Net sales                        $13,092,145    $12,893,534    $12,851,129
Costs and expenses:
  Cost of sales                   12,326,778     12,166,858     12,103,080
  Selling and administrative         558,470        494,983        537,058
  Interest expense                    78,029         81,102         93,353
  Interest income                    (62,902)       (59,477)       (61,381)
  Equity investment results           11,865         15,127          7,690
  Facilities consolidation
     and restructuring               107,827              -         67,000
                                  ----------     ----------     ----------

     Total costs and expenses     13,020,067     12,698,593     12,746,800

Earnings before taxes                 72,078        194,941        104,329
Taxes on income                       34,598         76,037         39,964
                                  ----------     ----------     ----------
Earnings before extraordinary
  loss and cumulative
  effect of accounting change         37,480        118,904         64,365
Extraordinary loss from
  early retirement of debt             2,308          5,864              -
Cumulative effect of change
  in accounting for
  postretirement health
  care benefits                            -              -          9,270
                                  ----------     ----------     ----------

Net earnings                     $    35,172   $    113,040    $    55,095
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

Net earnings available to
  common shareholders                $35,172       $113,040        $51,955
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------
Net earnings per common share:
  Primary before extraordinary
    loss and accounting change         $1.02          $3.33          $1.82
  Extraordinary loss                     .06            .16              -
  Accounting change                        -              -            .28
                                  ----------     ----------     ----------

  Primary                              $ .96          $3.16          $1.54
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

  Fully diluted before
     extraordinary loss and
     accounting change                 $1.02          $3.21          $1.82
  Extraordinary loss                     .06            .15              -
  Accounting change                        -              -            .28
                                  ----------     ----------     ----------

  Fully diluted                        $ .96          $3.06          $1.54
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

Weighted average common
  shares outstanding                  36,801         35,759         35,759
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------



Sales to customers accounted for under the equity method were approximately $1.6 billion, $1.3 billion and $1 billion in 1993, 1992 and 1991, respectively.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
At December 25, 1993, and December 26, 1992
(In thousands, execept per share amounts)

ASSETS                                    1993           1992
                                         ------         ------

Current assets:
 Cash and cash equivalents            $    1,634     $    4,712
 Receivables                             301,514        349,324
 Inventories                             923,280        959,134
 Other current assets                    134,229         90,040
                                       ---------      ---------

   Total current assets                1,360,657      1,403,210

Investments and notes receivable         309,237        344,000
Investment in direct financing leases    235,263        213,956
Property and equipment:
 Land                                     49,580         46,293
 Buildings                               268,317        251,320
 Fixtures and equipment                  466,904        438,068
 Leasehold improvements                  133,897        123,734
 Leased assets under capital leases      143,207        152,737
                                       ---------      ---------

                                       1,06l,905      1,012,152
   Less accumulated depreciation
   and amortization                      426,846        401,446
                                       ---------      ---------

     Net property and equipment          635,059        610,706
Other assets                              90,633         79,686
Goodwill                                 471,783        466,147
                                       ---------      ---------

Total assets                          $3,102,632     $3,117,705
                                       ---------      ---------
                                       ---------      ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

                                          1993          1992
                                          ----          ----
CURRENT LIABILITIES:
 Accounts payable                     $  682,988     $  717,484
 Current maturities of
   long-term debt                         61,329         36,474
 Current obligations under
   capital leases                         13,172         10,927

    Other current liabilities            161,043        110,051
                                       ---------      ---------

    Total current liabilities            918,532        874,936
Long-term debt                           666,819        735,565
Long-term obligations
 undercapital leases                     337,009        302,618
Deferred income taxes                     27,500         39,194
Other liabilities                         92,366        104,958
Shareholders' equity:
 Common stock, $2.50 par value,
   authorized -1 00,000 shares,
   issued and outstanding -
   36,940 and 36,698 shares               92,350         91,746
 Capital in excess of par value          489,044        482,107
 Reinvested earnings                     492,250        501,231
 Cumulative currency
   translation adjustment                   (288)             -
                                       ---------      ---------

                                       1,073,356      1,075,084
   Less guarantee of ESOP debt            12,950         14,650
                                       ---------      ---------

    Total shareholders' equity         1,060,406      1,060,434
                                       ---------      ---------

Total liabilities and shareholders'
  equity                              $3,102,632     $3,117,705
                                       ---------      ---------
                                       ---------      ---------

Receivables include $48.3 million and $48.9 million in 1993 and 1992, respectively, due from customers accounted for under the equity method.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 25, 1993, December 26, 1992, and December 28, 1991 (In thousands)

                                          1993                          1992                          1991
                                  -------------------           -------------------           --------------------
                                  Shares        Amount          Shares        Amount          Shares         Amount
                                  ------        ------          ------        ------          ------         ------

Preferred stock:
 Beginning of year                                                                               50       $ 50,000
 Redemption                                                                                     (50)       (50,000)
                                                                                             ------       --------

 End of year                                                                                      -              -
                                                                                             ------       --------
                                                                                             ------       --------

Common stock:
 Beginning of year                36,698    $   91,746          35,433    $   88,584         30,548         76,369
 Incentive stock and
   stock ownership plans             242           604             191           478            285            715
 Stock issued for acquisition          -             -           1,074         2,684              -              -
 Stock offering                        -             -               -             -          4,600          11,500
                                  ------     ---------          ------     ---------         ------          ------

 End of year                      36,940        92,350          36,698        91,746         35,433         88,584
                                  ------     ---------          ------     ---------         ------         ------
                                  ------                        ------                       ------

Capital in excess of par value:
 Beginning of year                             482,107                       445,501                       287,665
 Stock offering, net                                  -                             -                       148,436
 Incentive stock and
   stock ownership plans                         6,937                         5,165                         9,400
 Stock issued for acquisition                        -                        31,441                             -
                                             ---------                     ---------                        ------

 End of year                                   489,044                       482,107                       445,501
                                             ---------                     ---------                        ------

Reinvested earnings:
 Beginning of year                             501,231                       431,120                       418,085
 Net earnings                                   35,172                       113,040                        55,095
 Cash dividends:
   Common ($1.20 per share in 1993
      and 1992, $1.14 in 1991)                 (44,153)                      (42,929)                      (38,920)
   Preferred                                         -                             -                        (3,140)
                                             ---------                     ---------                        ------

 End of year                                   492,250                       501,231                       431,120
                                             ---------                     ---------                        ------

Cumulative currency translation adjustment:
 Beginning of year                                   -
 Current translation adjustments                  (288)
                                             ---------

 End of year                                      (288)
                                             ---------

Guarantee of ESOP debt:
 Beginning of year                             (14,650)                      (16,218)                      (17,665)
 Payments                                        1,700                         1,568                         1,447
                                             ---------                     ---------                        ------

 End of year                                   (12,950)                      (14,650)                      (16,218)
                                             ---------                     ---------                        ------
Total shareholders equity
 end of year                                $1,060,406                    $1,060,434                      $948,987
                                             ---------                     ---------                        ------
                                             ---------                     ---------                        ------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 25, 1993, December 26, 1992, and December 28, 1991 (In thousands)

                                                1993        1992        l991
                                                ----        ----        ----
Cash flows from operating activities:
  Net earnings                               $ 35,172    $113,040    $ 55,095
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
      Depreciation and amortization           101,103      93,827      91,252
      Credit losses                            52,018      28,258      l7,281
      Deferred income taxes                   (24,471)     ll,343     (34,l58)
      Equity investment results                11,865      l5,l28       7,690
      Facilities consolidation and
        reserve activities, net                87,211     (3l,226)     53,l50
      Postretirement health care benefits           -           -      l5,000
      Change in assets and liabilities:
        Receivables                           (16,420)    (75,924)    (45,094)
        Inventories                            58,625        (440)    (74,500)
        Other assets                          (48,984)    (l0,2l8)    (3l,l24)
        Accounts payable                      (38,472)    (4l,285)     37,l66
        Other liabilities                     (10,883)    (l6,566)      4,25l
      Other adjustments, net                    1,779       3,918        (634)
                                              -------     -------     -------
        Net cash provided by
        operating activities                  208,543      89,855      95,375
                                              -------     -------     -------

Cash flows from investing activities:
  Collections on notes receivable              82,497      88,85l      95,045
  Notes receivable funded                    (130,846)   (l68,8l4)   (l93,643)
  Notes receivable sold                        67,554      44,970      8l,986
  Purchase of property and equipment          (55,554)    (66,376)    (67,295)
  Proceeds from sale of
    property and equipment                      2,955       3,603       4,748
  Investments in customers                    (37,196)    (l7,3l5)    (2l,l08)
  Businesses acquired                         (51,110)     (8,233)          -
  Proceeds from sale of investments             7,077       9,763       7,l56
  Other investing activities                      197        (353)     (8,428)
                                              -------     -------     -------
    Net cash used in investing activities    (114,426)   (113,904)   (101,539)
                                              -------     -------     -------

Cash flows from financing activities:
  Proceeds from long-term borrowings          331,502     462,726     353,38l
  Principal payments on long-term debt       (373,693)   (383,l88)   (432,364)
  Principal payments on capital
    lease obligations                         (11,316)    (l0,904)    (ll,565)
  Sale of common stock under incentive
    stock and stock ownership plans             7,541       5,653       8,870
  Dividends paid                              (44,153)    (42,929)    (4l,979)
  Redemption of preferred stock                     -     (19,100)    (30,900)
  Proceeds from common stock sale                   -           -     l59,936
  Other financing activities                   (7,076)     (4,587)        588
                                           ----------     -------     -------
     Net cash provided by (used in)
     financing activities                     (97,195)      7,67l       5,967
                                              -------     -------     -------

Net decrease in cash and cash equivalents      (3,078)    (l6,378)       (l97)
Cash and cash equivalents,
  beginning of year                             4,712      21,090      21,287
                                              -------     -------     -------

Cash and cash equivalents, end of year       $  1,634    $  4,712    $ 21,090
                                              -------     -------     -------
                                              -------     -------     -------


See notes to consolidated financial statements.
                                    -34-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 FISCAL YEAR: The company's fiscal year ends on the last Saturday in December.

 PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include all material subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is used for investments in certain customers.

 CASH AND CASH EQUIVALENTS: Cash equivalents consist of liquid investments readily convertible to cash with a maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

 RECEIVABLES: Receivables include the current portion of customer notes receivable of $69.9 million (1993) and $67.8 million (1992). Receivables are shown net of allowance for credit losses of $44.3 million (1993) and $25.3 million (1992). The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited.

 INVENTORIES: Inventories are valued at the lower of cost or market. Most grocery and certain perishable inventories are valued on a last-in, first-out
(LIFO) method. Other inventories are valued on a first-in, first-out (FIFO) method.

 PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful asset lives using the straight-line method.

 GOODWILL: The excess of purchase price over the value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $74.2 million (1993) and $60 million (1992). Goodwill is written down if it is probable that estimated operating income generated by the related assets will be less than the carrying amount.

 ACCOUNTS PAYABLE: Accounts payable include $8.8 million (1993) and $11.2 million (1992) of issued checks that have not yet cleared the company's bank accounts, less deposits in transit.

 FINANCIAL INSTRUMENTS: Interest rate hedge transactions and other financial instruments are utilized to manage interest rate exposure. The difference between amounts to be paid or received is accrued and recognized over the life of the contracts.

 TAXES ON INCOME: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the Investments and Notes Receivable, and Long-Term Debt notes.

 FOREIGN CURRENCY TRANSLATION: Net exchange gains or losses resulting from the translation of assets and liabilities of an international investment are included in shareholders' equity.

 NET EARNINGS PER COMMON SHARE: Primary earnings per common share are computed based on net earnings, less dividends on preferred stock in 1991, divided by the weighted average common shares outstanding. The impact of common stock options on primary earnings per common share is not materially dilutive. Fully diluted earnings per common share assume conversion of the convertible subordinated notes that were redeemed during 1992.

 RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to current year classifications.

INVENTORIES

 Inventories are valued as follows:


                                 Dec. 25,     Dec. 26,
(In thousands)                     1993         1992
- --------------                   --------     --------
LIFO method                      $638,383     $689,358
FIFO method                       284,897      269,776
                                 --------     --------

  Inventories                    $923,280     $959,134
                                 --------      -------
                                 --------      -------

    Current replacement cost of LIFO inventories were greater than the carrying amounts by approximately $12.5 million at December 25, 1993, and $19.3 million at December 26, 1992.

INVESTMENTS AND NOTES RECEIVABLE

    Investments and notes receivable consist of the following:


                                 Dec. 25,     Dec. 26,
(In thousands)                     1993         1992
- --------------                   --------     --------
Investments in and
  advances to customers          $164,292     $176,092
Notes receivable from customers   133,935      157,655
Other investments and receivables  11,010       10,253
                                 --------     --------

Investments and notes receivable $309,237     $344,000
                                 --------     --------
                                 --------     --------

    The company extends long-term credit to certain retail customers it serves. Loans are primarily collateralized by inventory and fixtures. Investments and notes receivable are shown net of allowance for credit losses of $18.3 million and $18.2 million in 1993 and 1992, respectively. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on the notes.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 114 - Accounting by Creditors for Impairment of a Loan. This new statement requires that loans determined to be impaired be measured by the present value of expected future cash flows discounted at the loan's effective interest rate. The new standard is effective for the first quarter of the company's 1995 fiscal year. The company has not yet determined the impact, if any, on the consolidated statements of earnings or financial position.

    The company has sold certain notes receivable at face value with limited recourse. The outstanding balance at year end 1993 on all notes sold is $155.4 million, of which the company is contingently liable for $31.3 million should all the notes become uncollectible. The company guarantees bank debt of $35 million for a customer.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                         Dec. 25,     Dec. 26,
(In thousands)                             1993         1992
                                         --------     --------
Medium-term notes, due 1994 to 2003,
  average interest rates of
  7.5% and 8.3%                          $222,450     $194,450
Commercial paper, average interest
  rate of 3.3% in 1993                    165,866            -
Unsecured term bank loans,
  due 1994 to 1996, average
  interest rates of 3.7% and 4.2%         160,000       95,000
Unsecured credit lines, average
  interest rates of 3.3% and 3.9%         145,000      340,000
9.5% Debentures, due 2010, annual
  sinking fund payments of
  $5,000 commencing in 1997                 7,000       70,000
Guaranteed bank loan of employee
  stock ownership plan                     12,950       14,650
Mortgaged real estate notes and
  other debt, varying interest rates
  from 3.5% to 8%, due 1994 to 2019        14,882        57,939
                                         --------      --------
                                          728,148       772,039
Less current maturities                    61,329        36,474
                                         --------      --------

Long-term debt                           $666,819      $735,565
                                         --------      --------
                                         --------      --------

    Aggregate maturities of long-term debt for the next five years are as follows: 1994-$61.3 million; 1995-$140.3 million; 1996-$69 million; 1997-$13.8 million and 1998-$27.8 million.

    In 1993 and 1992, the company recorded extraordinary losses for early retirement of debt. In 1993, the company retired $63 million of the 9.5% debentures. The extraordinary loss was $2.3 million, after income tax benefits of $2.1 million, or $.06 per share. The funding source for the early redemption was the sale of notes receivable. In 1992, the company retired the $172.5 million of convertible subordinated notes, $30 million of the 9.5% debentures and certain other debt. The extraordinary loss was $5.9 million, after income tax benefits of $3.7 million, or $.15 per share. Funding sources related to the 1992 early retirement were bank lines, medium-term notes, sale of notes receivable and commercial paper.

    The company has two commercial paper programs supported by committed $400 million and $200 million revolving credit agreements with a group of banks. Currently, the company limits the amount of commercial paper issued at any time plus the amount of borrowing under uncommitted credit lines to the unused credit available through the committed credit agreements. The $400 million credit agreement matures in October 1997. The $200 million credit agreement matures in October 1994, but the company intends to renew the agreement prior to maturity. At year end, the company had no borrowings under the agreements which carry combined annual facility and commitment fees of .25% and .15% for the $400 million agreement and the $200 million agreement, respectively. The interest rate is based on various money market rates selected by the company at the time of borrowing.

    The credit agreements contain various covenants, including restrictions on additional indebtedness, payment of cash dividends and acquisition of the company's common stock. None of these covenants negatively impact the company's liquidity or capital resources at this time. Reinvested earnings of approximately $92 million were available at year end for cash dividends and acquisition of the company's stock. The agreements contain a provision that, in the event of a defined change of control, the credit agreements may be terminated.

    The company has registered $565 million in medium-term notes. Of this, the remaining $289.6 million may be issued from time to time, at fixed or floating interest rates, as determined at the time of issuance.

    The unsecured term bank loans have original maturities of three years and bear interest at floating rates. Unsecured credit lines have original maturities of generally less than one year and bear interest at floating rates. The loans contain essentially the same covenants as the revolving credit agreements and are prepayable without penalty.

    The carrying value of assets collateralized under mortgaged real estate notes and other debt was approximately $9.4 million and $123 million at year end 1993 and 1992, respectively.

    Components of interest expense are as follows:

(In thousands)                   1993        1992        1991
                                ------      ------      ------
Interest costs incurred:
 Long-term debt                 $44,628     $50,524     $64,068
 Capital lease obligations       31,355      29,103      26,915
 Other                            2,046       1,475       2,539
                                -------     -------     -------

 Total incurred                  78,029      81,102      93,522
Less interest capitalized             -           -         169
                                -------     -------     -------

Interest expense                $78,029     $81,102     $93,353
                                -------     -------     -------
                                -------     -------     -------

                                      -39-

    The company's employee stock ownership plan (ESOP) allows substantially all associates to participate. The ESOP purchased 640,000 shares of common stock from the company at $31.25 per share, resulting in proceeds of $20 million. The ESOP borrowed the money from a bank. The company guaranteed the bank loan. The loan balance is presented in long-term debt with an offset as a reduction of shareholders' equity. The ESOP will repay the loan with proceeds from company contributions.

    The company makes contributions based on fixed debt service requirements of the ESOP loan. The ESOP used $.6 million of common stock dividends for debt service in each of 1993, 1992 and 1991. During 1993, 1992 and 1991, the company recognized $1.1 million, $.9 million and $.8 million, respectively, in compensation expense. Interest expense of $.5 million, $.7 million and $1.3 million was recognized at average rates of 3.7%, 4.4% and 7.7% in 1993, 1992 and 1991, respectively.

    The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. At year end 1993 and 1992, agreements were in place that effectively fixed rates on $70 million and $270 million, respectively, of the company's floating rate debt. Additionally, for both years, $60 million of agreements convert fixed rate debt to floating and a $100 million transaction hedges the company's risk of fluctuation between prime rate and LIBOR. The maturities for such agreements range from 1995 to 1998. The counterparties to these agreements are major national and international financial institutions.

    The fair value of long-term debt as of year end 1993 and 1992 was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year end 1993 and 1992, the fair value of debt exceeded the carrying amount by $13.8 million and $16.5 million, respectively. For interest rate swap agreements, the fair value was estimated using termination cash values. At year end 1993, swap agreements had no fair value. At year end 1992, swap agreements had a fair value of $1.7 million. The company does not have any financial basis in the hedge agreements other than accrued interest payable or receivable.

LEASE AGREEMENTS

    CAPITAL AND OPERATING LEASES: The company leases certain distribution facilities with terms generally ranging from 20 to 30 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years.

    The company leases company-operated retail store facilities with terms generally ranging from 3 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to three renewal options of two to five years. Certain equipment is leased under agreements ranging from 2 to 8 years with no renewal options.

    Accumulated amortization related to leased assets under capital leases was $41.7 million and $59.5 million at year end 1993 and 1992, respectively.

    Future minimum lease payment obligations for leased assets under capital leases as of year end 1993 are set forth below:

(In thousands)
                                                LEASE
YEARS                                        OBLIGATIONS
- -----                                        -----------

1994                                            $ 16,719
1995                                              16,672
1996                                              16,554
1997                                              16,244
1998                                              15,816
Later                                            143,209
Total minimum lease payments                     225,214
Less estimated executory costs                       332
                                                 --------

Net minimum lease payments                       224,882
Less interest                                    101,754
                                                 -------

Present value of net minimum lease payments      123,128
Less current obligations                           5,618
                                                 -------

Long-term obligations                           $117,510
                                                 -------
                                                 -------

     Future minimum lease payments required at year end 1993 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

(In thousands) FACILITY  FACILITIES EQUIPMENT      NET
YEARS           RENTALS   SUBLEASED  RENTALS     RENTALS
- -----          --------  ---------- ---------    -------

1994           $ 92,936    $ 46,105   $16,407   $ 63,238
1995             83,905      43,084    10,277     51,098
1996             77,680      39,733     5,057     43,004
1997             71,364      36,700     1,219     35,883
1998             64,559      32,702       347     32,204
Later           368,039     165,396         -    202,643

                -------     -------    ------    -------

Total minimum
lease payments $758,483    $363,720   $33,307   $428,070
                -------     -------    ------    -------
                -------     -------    ------    -------

    The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:


(In thousands)               1993      1992       1991
- --------------              -------   -------    -------

Minimum rentals            $126,040  $123,189   $119,819
Contingent rentals              182       247        415
Less sublease income         57,308    54,348     51,506
                            -------   -------    -------

Rental expense             $ 68,914  $ 69,088   $ 68,728
                            -------   -------    -------
                            -------   -------    -------

    At year end 1993, the company is contingently liable for future minimum rental commitments of $335 million.

    DIRECT FINANCING LEASES: The company leases retail store facilities for sublease to customers with terms generally ranging from 5 to 25 years. Most leases provide for a contingent rental based on sales performance in excess of specified minimums. Sublease rentals are generally higher than the rental paid. The leases and subleases usually contain provisions for one to four renewal options of two to five years.

    The following table shows the future minimum rentals to be received under direct financing leases and future minimum lease payment obligations under capital leases in effect at December 25, 1993:


(In thousands)              LEASE RENTALS       LEASE
YEARS                        RECEIVABLE      OBLIGATIONS
- -----                        -------------    -----------
1994                          $  41,633       $ 29,375
1995                             40,560         29,553
1996                             39,083         29,617
1997                             36,751         29,646
1998                             33,229         29,599
Later                           293,696        277,785
                                -------        -------

Total minimum lease payments    484,952        425,575
Less estimated executory costs    2,062          2,055
                                -------        -------


Net minimum lease payments      482,890        423,520
Less unearned income            235,813              -
Less interest                         -        196,467
                                -------        -------

Present value of net minimum
 lease payments                 247,077        227,053
Less current portion             11,814          7,554
                                -------        -------

Long-term portion              $235,263       $219,499
                                -------        -------
                                -------        -------

    Contingent rental income and contingent rental expense were not material in 1993, 1992 or 1991.
                                      -42-

FACILITIES CONSOLIDATION AND RESTRUCTURING

    The results in 1993 include a charge of $107.8 million for additional facilities consolidations, re-engineering, impairment of retail-related assets and elimination of regional operations. Facilities consolidations will result in the closure of five distribution centers, the relocation of two operations, the consolidation of a center's administrative function and completion of the 1991 facilities consolidation actions. The related charge provides for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. The re-engineering component of the charge provides for severance costs of terminating associates displaced by the re-engineering plan. Impairment of retail-related assets provides for the present value of lease payments and assets associated with certain retail supermarket locations leased or owned by the company. These sites are no longer strategically viable due to size, location or age. Elimination of regional operations in early 1994 will result in cash severance payments to affected associates.

    The 1991 restructuring plan was initiated to reduce costs and increase operating efficiency by consolidating four distribution centers into larger, higher volume and more efficient facilities. The $67 million charge included associate severance, lease terminations and impairment of related assets. The plan has resulted in the closing or consolidation of four facilities whose operations were assimilated into other distribution centers. Additional estimated costs, related primarily to asset dispositions in process, were made in the 1993 charge.

TAXES ON INCOME

    Components of taxes on income (tax benefit) are as follows:


(In thousands)              1993        1992        1991
- --------------             ------      ------      ------
Current:
 Federal                 $48,742     $55,473     $56,634
 State                    10,327      11,814       8,849
                          ------      ------      ------

Total current             59,069      67,287      65,483
                          ------      ------      ------
Deferred:
 Federal                 (20,160)      7,280     (21,500)
 State                    (4,311)      1,470      (4,019)
                           ------      ------      ------

 Total deferred          (24,471)      8,750     (25,519)
                          ------      ------      ------

Taxes on income          $34,598     $76,037     $39,964
                          ------      ------      ------
                          ------      ------      ------

     Deferred tax expense (benefit) relating to temporary differences includes the following components:

(In thousands)             1993        1992         1991
                           ----        ----         ----

Depreciation             $   516     $ 2,161      $  (301)
Facilities consolidation
 and reserve activities  (31,519)     10,989      (20,977)
Retirement benefits       13,094         517         (350)
Investment valuation      (6,767)     (4,292)      (1,717)
Credit losses             (5,417)     (4,539)         421
Prepaid expenses           3,200           -           -
Asset dispositions         2,670       3,818         186
Lease transactions        (2,307)       (230)       (509)
Noncompete agreement       2,170       2,552       2,556
Associate benefits        (2,115)     (3,494)     (6,525)
Note sales                 1,880         623       1,038
Other                        124         645         659

                          ------      ------      ------
Deferred tax expense
 (benefit)              $(24,471)    $ 8,750    $(25,519)
                          ------      ------      ------
                          ------      ------      ------

Temporary differences that give rise to deferred tax assets and liabilities as of December 25, 1993, are as follows:

                                   DEFERRED    DEFERRED
                                     TAX         TAX
(In thousands)                       ASSETS   LIABILITIES
                                   ---------  -----------
Depreciation                        $  4,333     $ 88,609
Facilities consolidation and
 reserve activities                   51,942            -
Associate benefits                    31,878            -
Credit losses                         22,579            -
Investment valuation                  13,848        1,758
Lease transactions                     8,857        1,623
Inventory                              7,743       18,401
Asset dispositions                     5,580            -
Acquired loss carryforwards            4,514            -
Retirement benefits                        -       16,568
Note sales                                 -        3,555
Prepaid expenses                           -        3,200
Other                                  8,954        8,582
                                     -------      -------

Gross deferred taxes                 160,228      142,296
Valuation allowance                   (6,514)          -
                                     -------      -------

Total deferred taxes                $153,714     $142,296
                                     -------      -------
                                     -------      -------

Total deferred taxes,
  December 26, 1992                 $112,904     $125,957
                                     -------      -------
                                     -------      -------

    The effect of the increase in the federal statutory rate to 35% on deferred tax assets and liabilities was immaterial. The valuation allowance contains $4.5 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years.

    The effective income tax rates are different from the statutory federal income tax rates for the following reasons:


(In thousands)                     1993      1992     1991
                                   ----      ----     ----

Statutory rate                     35.0%     34.0%    34.0%
State income taxes, net of
 federal tax benefit                5.4       4.4      3.1
Acquisition-related differences     6.6       2.3      4.7
Possible assessments                  -      (1.4)     2.1
Sale of insurance subsidiary          -         -     (4.8)
Other                               1.0       (.3)     (.8)
                                   ----      ----     ----

Effective rate                     48.0%     39.0%    38.3%
                                   ----      ----     ----
                                   ----      ----     ----

SHAREHOLDER'S EQUITY

    The company offers a Dividend Reinvestment and Stock Purchase Plan which offers shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Shareholders reinvested dividends in 174,000 and 157,000 new shares in 1993 and 1992, respectively. Additional shares totaling 9,000 and 13,000 in 1993 and 1992, respectively, were purchased at market value by shareholders.

    The company has a shareholder rights plan designed to protect shareholders should the company become the target of coercive and unfair takeover tactics. Shareholders have one right for each share of stock held. When exercisable, each right entitles shareholders to buy one share of common stock at a specific price in the event of certain defined actions that constitute a change of control. The rights expire on July 6, 1996.

    The company has severance agreements with certain management associates. The agreements generally provide two years' salary to these associates if the associate's employment terminates within two years after a change of control. In the event of a change of control, a supplemental trust will be funded to provide these salary obligations.

INCENTIVE STOCK PLANS

    The company's stock option plans allow the granting of nonqualified stock options and incentive stock options, with or without stock appreciation rights
(SARs), to key associates.

 In 1993 and 1992, options with SARs were exercisable for 35,000 and 46,000 shares, respectively. Options without SARs were exercisable for 841,000 shares in 1993 and 805,000 shares in 1992. At year end 1993, there were 1.5 million shares available for grant under the stock option plans.

 Stock option transactions are as follows:

(Shares in thousands)             Options     Price Range
                                  -------    -------------
Outstanding, December 29, 1990     1,225     $4.72 - 42.13
 Exercised                           (34)   $12.88 - 37.06
 Canceled and forfeited              (23)                -
                                  -------    -------------

Outstanding, December 28, 1991     1,168     $4.72 - 42.13
 Granted                               4            $30.00
 Exercised                           (28)   $12.88 - 29.81
 Canceled and forfeited              (60)                -
                                  -------    -------------
Outstanding, December 26, 1992     1,084     $4.72 - 42.13
  Exercised                          (59)   $20.33 - 31.75
 Canceled and forfeited              (42)                -
                                  -------    -------------
Outstanding, December 25, 1993       983     $4.72 - 42.13
                                  -------     ------------
                                  -------     ------------

     The company has a stock incentive plan that allows awards to key associates of up to 400,000 restricted shares of common stock and phantom stock units. The company has issued 133,000 restricted common shares, net of 10,000 shares forfeited in 1993. These shares were recorded at the market value when issued, $4.4 million, and are amortized to expense as earned. The unamortized portion, $1.8 million and $2.1 million in 1993 and 1992, respectively, is netted against capital in excess of par value within shareholders' equity. In the event of a change of control, the company may accelerate the vesting and payment of any award or make a payment in lieu of an award.

ASSOCIATE RETIREMENT PLANS

     The company sponsors retirement and profit sharing plans for substantially all nonunion and some union associates. The company also has nonqualified, unfunded supplemental retirement plans for selected associates. These plans comprise the company's defined benefit pension plans.

     Contributory profit sharing plans maintained by the company are for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the board of directors. Expenses for these plans were $2 million, $1.1 million and $.8 million in 1993, 1992 and 1991, respectively.

     Benefit calculations for the company's defined benefit pension plans are primarily a function of years of service and final average earnings at the time of retirement. Final average earnings are the average of the highest five years of compensation during the last 10 years of employment. The company funds these plans by contributing the actuarially computed amounts that meet funding requirements.

     The following table sets forth the company's defined benefit pension plans' funded status and the amounts recognized in the statements of earnings. Substantially all the plans' assets are invested in listed stocks, short-term investments and bonds. The significant actuarial assumptions used in the calculation of funded status for 1993 and 1992 are: discount rate - 7.5% and 8.5%, respectively; compensation increases - 4% and 5%, respectively; and return on assets - 9.5% and 10%, respectively.


                        December 25, 1993      December 26, 1992
                        -----------------      -----------------
                          Assets   Accumulated   Assets   Accumulated
                          Exceed     Benefits    Exceed     Benefits
                        Accumulated  Excced    Accumulated  Exceed
(In thousands)            Benefits   Assets      Benefits   Assets

- ----------------------------------------------------------------------
Actuarial present
 value of accumulated
 benefit obligations:
  Vested                $166,474    $9,587      $129,248   $11,701
  Total                 $174,332   $16,577      $135,895   $12,444
                         --------   -------      --------   -------
                         --------   -------      --------   -------
Projected benefit
  obligations           $187,833   $18,302      $149,108   $13,886
Plan assets at
  fair value             176,307         -       139,989         -
                         --------   -------      --------   -------
  Projected benefit
  obligation in
  excess of
  plan assets             11,526    18,302        29,119    13,886
Unrecognized net
  loss                   (42,195)   (7,672)      (19,800)   (5,416)
Unrecognized prior
  service cost            (2,293)     (777)       (2,910)        -
Unrecognized
  net asset (obligation)     291      (216)        1,447      (749)
                          -------   -------      --------    ------
Pension liability
  (asset)               $(32,671)  $ 9,637      $(12,144)  $ 7,721
                         --------   -------      --------   -------
                         --------   -------      --------   -------


Net pension expense includes the following components:


(In thousands)                   1993     1992       1991
                                -------  -------   -------
Service cost                   $ 5,323  $ 4,997   $ 4,651
Interest cost                   14,792   13,503    11,955
Actual return
 on plan assets                (19,103)  (8,159)  (24,159)
Net amortization
 and deferral                    8,039   (5,030)   15,170
                                -------  -------   -------
Net pension expense            $ 9,051  $ 5,311   $ 7,617
                                -------  -------   -------
                                -------  -------   -------

     Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $44 million, $40 million and $37.1 million for 1993, 1992 and 1991, respectively.

ASSOCIATE POSTRETIREMENT HEALTH CARE BENEFITS

     In 1991, the company adopted SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions. The company elected to recognize immediately the accumulated postretirement benefit obligation, resulting in a charge to net earnings of $9.3 million. The effect of the change on 1991 net earnings, excluding the cumulative effect upon adoption, was not material.

     The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

     Components of postretirement benefits expense are as follows:



(In thousands)                    1993     1992      1991
                                 ------   ------    ------
Service cost                     $  140   $  108    $  194
Interest cost                     1,628    1,430     1,210
Amortization of net loss            138        -         -
                                  -----    -----     -----

Postretirement expense           $1,906   $1,538    $1,404
                                  -----    -----     -----
                                  -----    -----     -----


     The composition of the accumulated postretirement benefit obligation (APBO) and the amounts recognized in the balance sheets are presented below.


(In thousands)                             1993      1992
                                          ------    ------
Retirees                                 $13,299   $13,824
Fully eligible actives                     1,916     1,695
Others                                     1,680     1,485
APBO                                      16,895    17,004
Unrecognized net loss                      3,333         -
                                          ------    ------

Accrued postretirement benefit cost      $13,562   $17,004
                                          ------    ------
                                          ------    ------


     During 1993, a postretirement benefit obligation was settled. No additional benefit payments will be made for this terminated obligation.

     The weighted average discount rate used in determining the APBO was 7.5% and 9.5% for 1993 and 1992, respectively. For measurement purposes in 1993 and 1992, a 14% and 15%, respectively, annual rate of increase in the per capita cost of covered medical care benefits was assumed. In 1993, the rate was assumed to decrease to 8% by 2000, then to 7.5% in 2001 and thereafter. In 1992, the rate was assumed to decrease to 8% by 1999 and remain at 8% thereafter. If the assumed health care cost increased by 1% for each future year, the current cost and the APBO would have increased by 3% to 5% for all periods presented.

     The company also provides other benefits for certain inactive associates. Expenses related to these benefits are immaterial.

SUPPLEMENTAL CASH FLOWS INFORMATION


(In thousands)                    1993     1992      1991
                                 ------   ------    ------
Cash paid during the year for:

Interest, net of
   amounts capitalized          $79,634  $82,051   $91,301
 Income taxes                   $74,320  $65,884   $61,437

Direct financing leases
 and related obligations        $33,594  $27,507   $44,055

Property and equipment
 additions by capital leases    $21,011  $22,513    $9,182


     In 1993, the company acquired the assets or common stock of three businesses. In August, the company purchased distribution center assets located in Garland, Texas. In September and November, the company purchased certain assets and the common stock, respectively, of two supermarket operators in southern Florida. The acquisitions were accounted for as purchases. The results of these entities are not material to the company. Cash paid for the acquisitions, net of cash acquired, was $51.1 million. The fair value of assets acquired was $111.1 million, with liabilities assumed or created of $9 million.

     In 1992, the company acquired the common stock of Baker's Supermarkets, the operator of 10 supermarkets located in Omaha, Neb. The acquisition was accounted for as a purchase. The results of Baker's operations are not material to the company. The company issued 1,073,512 shares of common stock at a price of $31.79 per share, or $34.1 million. The fair value of assets acquired was $88.7 million, with liabilities assumed or created of $39.8 million. Cash paid for the acquisition, net of cash acquired, was $8.2 million.

LITIGATION AND CONTINGENCIES

    In December 1993, the company and numerous other defendants were named in two suits filed in U.S. District Court in Miami. The plaintiffs allege liability on the part of the company as a consequence of an alleged fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities.

    Because the litigation is in its preliminary stages, management has been unable to conclude that an adverse resolution is not reasonably likely and its ultimate outcome cannot presently be determined. Accordingly, management cannot predict the potential liability, if any, to the company. However, the company has begun an investigation and, based on available information, management does not believe that an adverse outcome is likely that would materially affect the company's consolidated financial position. The company intends to vigorously defend against the suits.

    The company's facilities are subject to various laws and regulations regarding the discharge of materials into the environment. In conformity with these provisions, the company has a comprehensive program for testing and removal, replacement or repair of its underground fuel storage tanks and for site remediation where necessary. The company has established reserves that it believes will be sufficient to satisfy anticipated costs of all known remediation requirements. In addition, the company is addressing several other environmental cleanup matters involving its properties, all of which the company believes are immaterial.

    From time to time the company is named as a potentially responsible party, with others, with respect to EPA-designated superfund sites. Under current law, the company's liability for remediation of such sites may be joint and several with other responsible parties, regardless of the extent of the company's use of the sites in relation to other users. However, the company believes that, to the extent it is ultimately determined to be liable for hazardous waste deposited at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations.

    The company is committed to maintaining the environment and protecting natural resources and to achieving full compliance with all applicable laws and regulations.

    The company is a party to various other litigation, possible tax assessments and other matters, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the company expects that the outcome of these matters will not result in a material adverse effect on its consolidated financial position or results of operations.

To the Board of Directors and Shareholders
Fleming Companies, Inc.



 We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 25, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fleming Companies, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche

Oklahoma City, Oklahoma
February 10, 1994

QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)
(Unaudited)

- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
1993                                   First         Second          Third         Fourth           Year
- ---------------------------------------------------------------------------------------------------------
Net sales                         $4,044,894     $2,964,655     $2,936,010     $3,146,586    $13,092,145
Costs and expenses:
  Cost of sales                    3,803,545      2,787,087      2,767,074      2,969,072     12,326,778
  Selling and administrative         170,893        121,366        125,106        141,105        558,470
  Interest expenses                   23,481         17,804         17,796         18,948         78,029
  Interest income                    (18,548)       (14,469)       (14,885)       (15,000)       (62,902)
  Equity investment results            2,067            805          2,952          6,041         11,865
  Facilities consolidation
   and restructuring                       -          6,500              -        101,327        107,827
- ---------------------------------------------------------------------------------------------------------
      Total costs and expenses     3,981,438      2,919,093      2,898,043      3,221,493     13,020,067
- ---------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes          63,456         45,562         37,967        (74,907)        72,078
Taxes on income (tax benefit)         26,081         18,726         17,662        (27,871)        34,598
- ---------------------------------------------------------------------------------------------------------
Earnings (loss) before
 extraordinary loss                   37,375         26,836         20,305        (47,036)        37,480
Extraordinary loss from early
 retirement of debt                        -              -              -          2,308          2,308
- ---------------------------------------------------------------------------------------------------------
Net earnings (loss)               $   37,375     $   26,836     $   20,305     $  (49,344)   $    35,172
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:
  Primary before extraordinary
   loss                                $1.02           $.73           $.55         $(1.28)         $1.02
  Extraordinary loss                       -              -              -            .06            .06
- ---------------------------------------------------------------------------------------------------------

  Primary                              $1.02           $.73           $.55         $(1.34)          $.96
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
  Fully diluted before
   extraordinary loss                  $1.02           $.73           $.55         $(1.28)         $1.02
  Extraordinary loss                       -              -              -            .06            .06
- ---------------------------------------------------------------------------------------------------------
  Fully diluted                        $1.02           $.73           $.55         $(1.34)         $ .96

- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Dividends paid per share                $.30           $.30           $.30           $.30          $1.20
Weighted average shares
 outstanding                          36,722         36,780         36,833         36,896         36,801
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------


The first quarter of both years consists of 16 weeks, all other quarters are 12 weeks.

The second quarter of 1993 includes $11.2 million of pretax income resulting from the favorable resolution of a litigation matter and a $1.2 million accrual for charges in other legal proceedings. Also included is a $2 million charge for an increase to previously established reserves related to the company's contingent liability for lease obligations. The company also recorded a $4.6 million gain from a real estate transaction during the second quarter of 1993.

The effective tax rate was increased in the third quarter of 1993 due to the new tax law enacted in August 1993.

See discussion of facilities consolidation and restructuring charges in the notes to consolidated financial statements.

QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)
(Unaudited)

- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

1992                                               First          Second          Third         Fourth         Year
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                        $3,905,861     $2,955,934     $2,926,805     $3,104,934    $12,893,534

Costs and expenses:
  Cost of sales                                   3,678,598      2,796,876      2,773,220      2,918,164     12,166,858
  Selling and administrative                        151,033        107,633        107,154        129,163        494,983
  Interest expense                                   26,332         18,577         18,626         17,567         81,102
  Interest income                                   (17,032)       (14,524)       (13,585)       (14,336)       (59,477)
  Equity investment results                           3,486          3,931          4,013          3,697         15,127
- ------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                          3,842,417      2,912,493      2,889,428      3,054,255     12,698,593
- ------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                63,444         43,441         37,377         50,679        194,941
Taxes on income                                      24,749         16,943         14,573         19,772         76,037
- ------------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary loss                   38,695         26,498         22,804         30,907        118,904
Extraordinary loss from
 early retirement of debt                                 -              -              -          5,864          5,864
- ------------------------------------------------------------------------------------------------------------------------

Net earnings                                      $  38,695     $   26,498     $   22,804     $   25,043     $  113,040
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

Net earnings per share:
  Primary before extraordinary loss                   $1.09           $.75           $.64           $.84          $3.33
  Extraordinary loss                                      -              -              -            .16            .15
- ------------------------------------------------------------------------------------------------------------------------

  Primary                                             $1.09           $.75           $.64           $.68          $3.16
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

  Fully diluted before
   extraordinary loss                                 $1.04           $.72           $.62           $.83          $3.21
  Extra ordinary loss                                     -              -              -            .16            .15
- ------------------------------------------------------------------------------------------------------------------------

  Fully diluted                                       $1.04           $.72           $.62           $.68          $3.06
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

Dividends paid per share                               $.30           $.30           $.30           $.30          $1.20
Weighted average common
 shares outstanding                                  35,449         35,493         35,541         36,657         35,759
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

  The fourth quarter of 1992 reflects $4.9 million of income related to litigation settlement.

                                                                     SCHEDULE V
                                                                     ----------
                           FLEMING COMPANIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------

                     SCHEDULE V - PROPERTY AND EQUIPMENT
                     -----------------------------------

                       YEARS ENDED DECEMBER 25, 1993,
                  DECEMBER 26, 1992, AND DECEMBER 28, 1991
                  ----------------------------------------

                              (In thousands)

                                                                                  Leased
                                                                  Lease-          Assets
                                                 Fixtures          hold           Under
                                                   and           Improve-         Capital
                        Land       Buildings     Equipment         ments          Leases          Total
                      -------      ---------     ---------        --------       --------       --------
BALANCE,
December 29,
 1990                 $44,802       $239,481      $368,777        $113,422       $120,237       $886,719
Additions
  at cost               1,756          8,517        56,507           5,722          9,181         81,683
Retirements
  or sales               (146)          (725)      (30,038)         (3,204)        (1,708)       (35,821)
                      -------      ---------     ---------        --------       --------     ----------

BALANCE,
December 28,
  1991                 46,412        247,273       395,246         115,940        127,710        932,581
Additions
  at cost                  23          5,014        53,194           7,961         22,490         88,682
Business
  acquired                 ---           ---        10,469           1,576         13,629         25,674
Retirements
  or sales               (142)          (967)      (20,841)         (1,743)       (11,092)       (34,785)
                      -------      ---------     ---------        --------       --------     ----------

BALANCE,
December 26,
  1992                 46,293        251,320       438,068         123,734        152,737      1,012,152
Additions
  at cost                   4          7,257        39,859           7,613         21,011         75,744
Businesses
  acquired              5,354         15,620        19,956           7,132          1,509         49,571
Retirements,
  impairments
  or sales             (2,071)        (5,880)      (30,979)         (4,582)       (32,050)       (75,562)
                      -------      ---------     ---------        --------       --------     ----------

BALANCE,
December 25,
  1993                $49,580       $268,317      $466,904        $133,897        $143,207    $1,061,905
                      -------      ---------     ---------        --------       --------     ----------
                      -------      ---------     ---------        --------       --------     ----------


In general, the estimated useful lives used in computing depreciation and amortization are: buildings and major improvements - 20 to 40 years; warehouse, transportation and other equipment - 3 to 10 years; mechanized warehouse equipment - 15 years; and data processing equipment - 5 to 7 years.

Impairments in 1993 includes $16.7 million of property writedown recognized through facilities consolidation and restructuring charge.

                                                                    SCHEDULE VI
                                                                    -----------
                           FLEMING COMPANIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------

                   SCHEDULE VI - ACCUMULATED DEPRECIATION
                 AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                 ------------------------------------------

                       YEARS ENDED DECEMBER 25, 1993,
                   DECEMBER 26, 1992 AND DECEMBER 28, 1991
                   ---------------------------------------

                                (In thousands)

                                                                             Leased
                                                             Lease-          Assets
                                              Fixtures       hold            Under
                                                 and        Improve-         Capital
                              Buildings       Equipment       ments          Leases          Total
                              ---------       ---------     --------         -------       --------
BALANCE,
December 29, 1990               $42,323       $179,570        $32,536        $53,877       $308,306

Charged to costs and expenses    10,275         47,147          8,524          6,750         72,696

Retirement or sales                (417)       (21,314)        (2,133)        (1,708)       (25,572)
                              ---------       ---------      --------        -------       --------

BALANCE,
December 28, 1991                52,181        205,403         38,927         58,919        355,430

Charged to costs and expenses    10,077         47,539          7,943          6,262         71,821

Retirement or sales                (661)       (17,876)        (1,633)        (5,635)       (25,805)
                              ---------       ---------      --------        -------       --------

BALANCE,
December 26, 1992                61,597        235,066         45,237         59,546        401,446

Charged to costs and expenses    10,892         49,709          9,130          6,853         76,584

Retirement, impairments
  or sales                         (183)       (23,934)        (2,337)       (24,730)       (51,184)
                              ---------       ---------      --------        -------       --------

BALANCE,
December 25, 1993               $72,306       $260,841        $52,030        $41,669       $426,846
                              ---------       ---------      --------        -------       --------
                              ---------       ---------      --------        -------       --------


Impairments in 1993 includes $1.3 million of accumulated amortization written off through facilities consolidation and restructuring charge.

                                                                  SCHEDULE VIII
                                                                  -------------
                           FLEMING COMPANIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                        YEARS ENDED DECEMBER 25, 1993,
                   DECEMBER 26, 1992, AND DECEMBER 28, 1991
                   ----------------------------------------

                                (In thousands)

                                          Allowance
                                             for
ALLOWANCE FOR DOUBTFUL ACCOUNTS         Credit Losses      Current      Noncurrent
- -------------------------------         -------------      -------      ----------

BALANCE, December 29, 1990                $28,232



Charged to costs and expenses              17,281

Charge for noncurrent account
  impairments                               7,428

Uncollectible accounts written off,
  less recoveries                         (20,183)
                                           ------

BALANCE, December 28, 1991                 32,758         $25,330         $7,428
                                                           ------          -----
                                                           ------          -----

Charged to costs and expenses              28,258

Uncollectible accounts written off,
  less recoveries                         (17,485)
                                           ------

BALANCE, December 26, 1992                 43,531         $25,298         $18,233
                                                           ------          -----
                                                           ------          -----

Charged to costs and expenses              52,018

Uncollectible accounts written off,        32,954
  less recoveries

BALANCE, December 25, 1993                $62,595         $44,320        $18,275
                                          -------         -------        -------
                                          -------         -------        -------

