Form 10-Q
period 1994-04-16
FLEMING COMPANIES INC /OK/
filed 1994-05-31
CIK 352949

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 16, 1994

                                    OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number   1-8140

                     FLEMING COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

              OKLAHOMA                            48-0222760
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

   6301 Waterford Boulevard, Box 26647
          Oklahoma City, Oklahoma                     73126
(Address of principal executive offices)            (Zip Code)

                               (405) 840-7200
           (Registrant's telephone number, including area code)


           (Former name, former address and former fiscal year,
                      if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No ___


   The number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1994 is as follows:

               Class                          Shares Outstanding
     Common stock, $2.50 par value                37,230,000

                          FLEMING COMPANIES, INC.


                                   INDEX





                                                       Page No.

Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

          Consolidated Condensed Statements of Earnings -
            16 Weeks Ended April 16, 1994,
            and April 17, 1993                              3

          Consolidated Condensed Balance Sheets -
            April 16, 1994, and December 25, 1993           4

          Consolidated Condensed Statements of Cash Flows -
            16 Weeks Ended April 16, 1994,
            and April 17, 1993                              5

          Notes to Consolidated Condensed Financial
            Statements                                      6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   7

Part II. OTHER INFORMATION:

  Item 4. Results of Votes of Security Holders              11

  Item 5. Other Information                                 11

  Item 6. Exhibits and Reports on Form 8-K                  11

  Signatures                                                12

Consolidated Condensed Statements of Earnings
For the 16 weeks ended April 16, 1994, and April 17, 1993
(In thousands, except per share amounts)

_________________________________________________________________
First Interim Period                       1994            1993
_________________________________________________________________
Net sales                               $4,031,980    $4,044,894

Costs and expenses:
  Cost of sales                          3,777,967     3,803,545
  Selling and administrative               201,535       170,893
  Interest expense                          21,828        23,481
  Interest income                          (16,252)      (18,548)
  Equity investment results                  3,257         2,067
                                        __________    __________
    Total costs and expenses             3,988,335     3,981,438
                                        __________    __________

Earnings before taxes                       43,645        63,456
Taxes on income                             19,248        26,081
                                        __________    __________
Net earnings                            $   24,397    $   37,375
                                        ==========    ==========
Net earnings per share                        $.66         $1.02
Dividends paid per share                      $.30          $.30
Weighted average shares outstanding         37,093        36,722
_________________________________________________________________

Sales to customers accounted for under the equity method were approximately $435 million and $464 million in 1994 and 1993, respectively.


Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

_________________________________________________________________
                                      April 16,     December 25,
Assets                                  1994          1993
_________________________________________________________________
Current assets:
  Cash and cash equivalents             $    1,580    $    1,634
  Receivables                              281,982       301,514
  Inventories                              854,505       923,280
  Other current assets                      98,609       134,229
                                        __________    __________
    Total current assets                 1,236,676     1,360,657
Investments and notes receivable           332,716       309,237
Investment in direct financing leases      242,254       235,263

Property and equipment                   1,047,638     1,061,905
  Less accumulated depreciation
    and amortization                       417,398       426,846
                                        __________    __________
Property and equipment, net                630,240       635,059
Other assets                                93,222        90,633
Goodwill                                   466,939       471,783
                                        __________    __________

Total assets                            $3,002,047    $3,102,632
                                        ==========    ==========

Liabilities and Shareholders' Equity
_________________________________________________________________

Current liabilities:
  Accounts payable                      $  645,805    $  682,988
  Current maturities of long-term debt      37,808        61,329
  Current obligations under
    capital leases                          13,906        13,172
  Other current liabilities                165,006       161,043
                                        __________    __________
    Total current liabilities              862,525       918,532
Long-term debt                             599,194       666,819
Long-term obligations under
  capital leases                           351,584       337,009
Deferred income taxes                       21,500        27,500
Other liabilities                           91,203        92,366
Shareholders' equity:
  Common stock, $2.50 par value
     per share                              92,548        92,350
  Capital in excess of par value           490,720       489,044
  Reinvested earnings                      505,564       492,250
  Cumulative currency translation
     adjustment                               (288)         (288)

                                        __________    __________
                                         1,088,544     1,073,356
   Less guarantee of ESOP debt              12,503        12,950
                                        __________    __________
    Total shareholders' equity           1,076,041     1,060,406
                                        __________    __________
Total liabilities and shareholders'
    equity                              $3,002,047    $3,102,632
                                        ==========    ==========

Receivables include $44.8 million and $48.3 million in 1994 and 1993, respectively, due from customers accounted for under the equity method.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 16, 1994, and April 17, 1993
(In thousands)

_________________________________________________________________
                                        1994          1993
_________________________________________________________________
Net cash provided by operating
  activities                            $ 142,479     $ 65,257

Cash flows from investing activities:
  Collections on notes receivable          20,849       27,369
  Notes receivable funded                 (40,601)     (47,157)
  Purchase of property and equipment      (17,071)     (12,030)
  Proceeds from sale of property and
    equipment                                 376          543
  Investments in customers                 (2,534)     (20,541)
  Proceeds from sale of investments         1,576        4,468
  Other investing activities               (2,036)        (304)
                                        _________     ________
    Net cash used in investing
      activities                          (39,441)     (47,652)
                                        _________     ________
Cash flows from financing activities:
  Proceeds from long-term borrowings      155,000      168,916
  Principal payments on long-term debt   (245,699)    (174,620)
  Principal payments on capital lease
    obligations                            (4,002)      (3,333)
  Sale of common stock under incentive
    stock and stock ownership plans         1,874        2,422
  Dividends paid                          (11,084)     (11,008)
  Other financing activities                  820          459
                                        _________     ________
    Net cash used in financing
      activities                         (103,091)     (17,164)
                                        _________     ________
Net increase (decrease) in cash and
  cash equivalents                            (54)         441
Cash and cash equivalents, beginning
  of period                                 1,634        4,712
                                        _________     ________

Cash and cash equivalents, end of
  period                                $   1,580     $  5,153
                                        =========     ========
Supplemental information:
  Cash paid for interest                $  18,342     $ 20,518
  Cash paid for income taxes            $   8,070     $ 24,793
                                        =========     ========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of April 16, 1994, and the consolidated condensed statements of earnings and cash flows for the 16-week periods ended April 16, 1994, and April 17, 1993, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 16, 1994, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1993 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $11.3 million at April 16, 1994, and $12.5 million at December 25, 1993.

4. In December 1993, the company and numerous other defendants were named in two suits filed in U.S. District Court in Miami. The plaintiffs allege liability as a consequence of an alleged fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities.

     Both actions are in their early procedural stages and the ultimate outcome cannot presently be determined.
     Accordingly, no provision for liability, if any, has been made in the accompanying financial statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The company's principal sources of liquidity are cash flows from operating activities, bank lines of credit and commercial paper borrowings. The company also has available for issuance from time to time up to $290 million of registered debt securities. Commercial paper borrowings are supported by two revolving credit agreements totaling $600 million. Cash flows from operating activities in the first quarter of 1994 were $143 million, a significant increase from the $65 million in the comparable period in 1993. The primary reason for the increased cash flows are decreases in inventories combined with lower reductions in accounts payable. This decline in inventories is due to lower product levels required after the December 1993 holidays. Management believes that cash flows from operating activities and the company's access to capital markets, including its ability to borrow under bank lines, will be adequate to meet capital needs.

Working capital was $374 million at the end of the quarter, a $68 million decrease from year end. This is primarily due to declines in inventory and accounts receivable, offset by a decline in accounts payable. The current ratio decreased slightly to 1.43 to 1. The debt-to-capital ratio decreased by 2.2% to 48.2%. Total debt and capital leases fell by $76 million to $1 billion in the quarter.

Capital expenditures were $16 million during the quarter.
Management expects total 1994 capital expenditures, excluding acquisitions, to approximate $90 to $100 million.

The company's long-term debt agreements contain various covenants and restrictions including restrictions on additional indebtedness, payment of cash dividends and acquisition of the company's common stock. None of these covenants negatively impacts the company's liquidity or capital resources at this time. Under the most restrictive covenants, reinvested earnings of approximately $113 million were available at quarter end for cash dividends and acquisition of the company's stock.


Results of Operations

Sales for the first quarter (16 weeks) of 1994 were $4.03 billion, essentially even with the same period in 1993.
Increases in sales resulted from the Garland, Texas facility acquired in the 3rd quarter of 1993, additional business from Kmart and from Florida retail operations acquired late in 1993. These increases were offset by declining business with Wal-Mart and the anticipated loss of Albertson's business early in 1994 as the related supply contract expired. Tonnage of product shipped decreased by 2.5% compared to the same period in 1993. Inflation had an insignificant positive impact on sales. The company expects sales for the balance of 1994 to continue the pattern established during the first quarter with new business offsetting lost business. In the third and fourth quarters of 1994, sales comparisons to 1993 will not be affected by the additions of the Garland facility and Florida retail operations, respectively.

Gross margin improved by $12.7 million, or 31 basis points, over the same period in 1993, increasing to 6.30% of net sales.
Retail operations, principally the Florida retail operations, resulted in 38 basis points of the increase. Retail operations typically have a higher gross margin than wholesale operations. This positive comparison should continue through the third quarter, as the supermarkets were purchased in the fourth quarter of 1993. Also benefiting gross margin comparisons was a 12 basis point improvement in transportation fees charged to customers. Product handling expenses, consisting of warehouse, truck and building expenses, were the same as the 1993 period. The credit to income resulting from the LIFO method of inventory valuation was 13 basis points lower, due to the company's expectation of a low level of food price inflation for all of 1994. In the first quarter of 1993, the company experienced food price deflation of 0.3%. The remaining six basis points of decline were due to various factors.

Selling and administrative expenses increased by $30.6 million, or 76 basis points. This is principally due to a 44 basis point increase in retail expenses related to retail operations. Florida retail operations were the main contributor to the increase since they were not in last year's results. This comparison should continue through the third quarter of 1994.

As more fully described in its 1993 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers. Usually, these capital investments are made in and guarantees extended to customers with whom the company enjoys long-term supply agreements.

Credit loss expense included in selling and administrative expenses was $15 million, or 37 basis points in 1994. This represents a $5 million, or 12 basis point, increase over 1993. The increase related primarily to adverse developments in certain customers in the company's equity store program. Management monitors the status of credit and investment exposure and believes it has provided adequate allowances for potential losses. However, due to the nature of its customers and the highly competitive retail grocery environment, there is no assurance that events resulting in future losses will not occur. Management expects that credit losses for all of 1994 will be only slightly lower than those experienced in 1993.

Interest expense decreased $1.7 million, or 7 percent, compared to the same 16-week period in 1993. The company's weighted average borrowing rate declined from the prior year period, principally as a result of the fourth quarter 1993 early redemption of $67 million of 9.5% debentures. If interest rates continue to increase, management expects that interest expense for the year 1994 will be somewhat higher than 1993.

Interest income declined by $2.3 million, or 12.4 percent, compared to 1993. The decline is due principally to a decrease in the average balance of loans outstanding to retailers. Notes sold late in 1993 to third parties have resulted in lower note receivable balances. Another source of interest income is direct financing leases. Direct financing lease income increased, partially offsetting the decline in interest income. Management may sell to third parties a portion of the direct financing lease receivables in transactions similar to the note sales.

Equity investment results generated losses of $3.3 million, an increase of $1.2 million compared to 1993. Business development ventures experienced improved financial performance, but losses from retail stores accounted for under the equity method that are part of the company's equity store program more than offset this improvement.

The company's effective tax rate increased to 44.1%, primarily as a result of a higher federal tax rate due to the tax law enacted in 1993.

Earnings were $24.4 million, down 34.7% from 1993's first quarter. Net earnings per share in 1994 were $.66 versus $1.02 for last year's results. Management does not expect that 1994 core earnings from operations will improve from 1993 levels. Continuing low levels of inflation and lower LIFO credits than those experienced in 1993 are anticipated.

As more fully described in its 1993 Annual Report on Form 10-K, the company has a plan to consolidate facilities and restructure its organizational alignment and operations. Actions taken since year end were consistent with the plan, both in timing and specific events. Four of the five distribution center closings have been completed or are in process.

Cash payments related to the facilities consolidations are not yet significant. The earnings benefits related to consolidating the facilities will be realized as closed operations are fully assimilated into the facilities receiving the relocated business.

Various aspects of the re-engineering plan are in the process of being implemented, but have not yet resulted in any significant cash expenditures or benefits.

The status of the retail supermarket locations leased or owned by the company that are no longer viable strategic sites for stores is the same as originally contemplated by management. Activity consists of cash lease payments to lessors and attempts to dispose of the locations.

During the first quarter, management closed the regional staff offices and terminated or relocated approximately 110 affected associates. Cash severance payments to terminated associates and relocation payments to associates transferred within the company are consistent with management's expectations.

Recent Events

On May 19, 1994 the United States Bankruptcy Court for the District of New Mexico approved the company's claim in the amount of $8 million filed in the matter of Rubus Realty Company, a former customer. Following the conclusion of the bankruptcy proceedings, the company expects to recover 50% to 70% of such amount over an 18-month period. The claim represents, among other things, the future economic benefit which would have been realized upon fulfillment of a long-term supply contract. Recovery under the claim will represent earnings to the company.

As previously announced, the company has agreed to sell substantially all of the assets of its Royal Foods dairy and deli distribution business located in New Jersey. The transaction is expected to be finalized during the second quarter of 1994; however, the company no longer expects the sale to generate any significant gain or loss.

On May 31, 1994, the company reached an agreement in principle to acquire all of the outstanding capital stock of Haniel
Corporation. Haniel is the holding company for and owns all of the outstanding capital stock of Scrivner, Inc., the third-largest food wholesaler in the United States.

The parties are currently negotiating a definitive agreement, the consummation of which will be conditioned upon, among other things, the expiration of applicable regulatory waiting periods. The total cost to the company, including transaction costs and refinancing existing debt of Scrivner and Haniel, will approximate $1.1 billion.

The company expects to finance the acquisition initially with borrowings under a bank credit facility currently under negotiation. The company believes it will continue to have adequate liquidity and access to capital following consummation of the transaction.

Other

In December 1993, the company and numerous other defendants were named in two lawsuits filed in U.S. District Court in Miami. The litigation is in its preliminary stages. Management has been unable to conclude that an adverse resolution is not reasonably likely or predict the potential liability, if any, to the company. However, management does not believe that an adverse outcome is likely that would materially affect the company's consolidated financial position.

                        PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders
- - ---------------------------------------------

The company held its annual meeting on April 27, 1994. Directors reelected were R. Randolph Devening, Carol B. Hallett, Lawrence
M. Jones, and Robert E. Stauth. Directors whose terms of office continued were Archie R. Dykes, James G. Harlow, Edward C. Joullian III, Howard H. Leach, John A. McMillan, Guy A. Osborn and Dean Werries.

Shareholders ratified Deloitte & Touche as independent auditors for 1994.

The number of votes cast for the above matters is as follows
(votes in thousands):

                                           Withheld
Election of Directors     For    Against  Authority  Abstain
- - ---------------------    ------  -------  ---------  -------
R. Randolph Devening     32,850    ---       423       ---
Carol B. Hallett         32,684    ---       589       ---
Lawrence M. Jones        32,842    ---       431       ---
Robert E. Stauth         32,846    ---       427       ---

Deloitte & Touche as
independent auditors     33,121     53       ---        99

No other business came before the meeting.


Item 5.  Other Information
- - --------------------------

On May 18, 1994, Harry L. Winn, Jr. joined the company as executive vice president and chief financial officer. R.
Randolph Devening will continue in the position of Vice Chairman.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a) Exhibits:

Exhibit Number                                    Page Number
- - --------------                                    -----------
     12        Computation of Ratio of Earnings
                 to Fixed Charges                      14

(b) Reports on Form 8-K:
- - -----------------------

None.

                         SIGNATURES



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLEMING COMPANIES, INC.
                                   (Registrant)


Date   May 31, 1994           /s/ Donald N. Eyler
                              Donald N. Eyler
                              Senior Vice President - Controller
                              (Chief Accounting Officer)

                         EXHIBIT INDEX

                                             Paper (P) or
Exhibit                                      Electronic (E)
- - -------                                      --------------
  12.     Computation of Ratio of Earnings
          to Fixed Charges                        E