Form 10-Q
period 1994-07-09
FLEMING COMPANIES INC /OK/
filed 1994-08-23
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 9, 1994

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


 _____________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X  No ___

   The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1994 is as follows:

                Class                         Shares Outstanding
     Common stock, $2.50 par value                  37,285,000

                           FLEMING COMPANIES, INC.

                                    INDEX
                                                        Page No.

Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

        Consolidated Condensed Statements of Earnings -
          12 Weeks Ended July 9, 1994,
          and July 10, 1993                                    3

        Consolidated Condensed Statements of Earnings -
          28 Weeks Ended July 9, 1994,
          and July 10, 1993                                    4

        Consolidated Condensed Balance Sheets -
          July 9, 1994, and December 25, 1993                  5

        Consolidated Condensed Statements of Cash Flows -
          28 Weeks Ended July 9, 1994,
          and July 10, 1993                                    6

        Notes to Consolidated Condensed Financial Statements   7

  Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          8

Part II. OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                     13

  Signatures                                                   14

Consolidated Condensed Statements of Earnings
For the 12 weeks ended July 9, 1994, and July 10, 1993
(In thousands, except per share amounts)

- - --------------------------------------------------------------
Second Interim Period              1994          1993
- - --------------------------------------------------------------
Net sales                       $2,883,648  $2,964,655

Costs and expenses:
    Cost of sales                2,699,029   2,787,087
    Selling and administrative     144,157     121,366
    Interest expense                16,365      17,804
    Interest income                (11,811)    (14,469)
    Equity investment results        2,640         805
    Facilities consolidation           ---       6,500
                                 ---------   ---------
     Total costs and expenses    2,850,380   2,919,093
                                 ---------   ---------

Earnings before taxes               33,268      45,562
Taxes on income                     14,671      18,726
                                ----------  ----------
Net earnings                    $   18,597  $   26,836
                                ----------  ----------
Net earnings per share                $.50        $.73
Dividends paid per share              $.30        $.30
Weighted average shares
    outstanding                     37,247      36,780


Sales to customers accounted for under the equity method were approximately $403 million and $375 million in 1994 and 1993, respectively.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 28 weeks ended July 9, 1994, and July 10, 1993
(In thousands, except per share amounts)

______________________________________________________________
Year to Date                       1994        1993
______________________________________________________________
Net sales                       $6,915,629  $7,009,549

Costs and expenses:
    Cost of sales                6,476,997   6,590,632
    Selling and administrative     345,692     292,259
    Interest expense                38,194      41,285
    Interest income                (28,064)    (33,017)
    Equity investment results        5,897       2,872
    Facilities consolidation           ---       6,500
                                ----------  ----------
      Total costs and expenses   6,838,716   6,900,531
                                ----------  ----------
Earnings before taxes               76,913     109,018
Taxes on income                     33,919      44,807
                                ----------  ----------
Net earnings                    $   42,994  $   64,211
                                ==========  ==========

Net earnings per share               $1.16       $1.75
Dividends paid per share              $.60        $.60
Weighted average shares
    outstanding                     37,149      36,747

Sales to customers accounted for under the equity method were approximately $838 million and $839 million in 1994 and 1993, respectively.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

______________________________________________________________
                                 July 9,    December 25,
Assets                             1994        1993
______________________________________________________________
Current assets:
    Cash and cash equivalents   $    6,689  $    1,634
    Receivables                    272,745     301,514
    Inventories                    804,583     923,280
    Other current assets            97,582     134,229
                                ----------  ----------
      Total current assets       1,181,599   1,360,657
Investments and notes
    receivable                     344,450     309,237
Investment in direct
    financing leases               236,958     235,263

Property and equipment           1,034,001   1,061,905
    Less accumulated depreciation
    and amortization               416,110     426,846
                                ----------   ---------
Property and equipment, net        617,891     635,059
Other assets                       106,478      90,633
Goodwill                           462,242     471,783
                                ----------  ----------
Total assets                    $2,949,618  $3,102,632
                                ==========  ==========

Liabilities and Shareholders' Equity
______________________________________________________________

Current liabilities:
    Accounts payable            $  706,412  $  682,988
    Current maturities of long-term
    debt                            42,823      61,329
    Current obligations under capital
    leases                          14,167      13,172
    Other current liabilities      138,798     161,043
                                ----------  ----------
      Total current liabilities    902,200     918,532
Long-term debt                     507,484     666,819
Long-term obligations under capital
  leases                           349,588     337,009
Deferred income taxes               16,599      27,500
Other liabilities                   88,318      92,366
Shareholders' equity:
    Common stock, $2.50 par value
    per share                       93,208      92,350
    Capital in excess of
      par value                    491,574     489,044
    Reinvested earnings            513,053     492,250
    Cumulative currency translation
    adjustment                        (359)       (288)
                                ----------  ----------
                                 1,097,476   1,073,356
     Less guarantee of ESOP debt    12,047      12,950
                                ----------  ----------
      Total shareholders'
								equity                   1,085,429   1,060,406
                                ----------  ----------
Total liabilities and shareholders'
  equity                        $2,949,618  $3,102,632
                                ==========  ==========

Receivables include $43 million and $48 million in 1994 and 1993, respectively, due from customers accounted for under the equity method.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 9, 1994, and July 10, 1993
(In thousands)

______________________________________________________________
                                  1994        1993
______________________________________________________________
Net cash provided by operating
  activities                    $277,710    $130,064
Cash flows from investing
  activities:
    Collections on notes
     receivable                   41,319      57,462
    Notes receivable funded      (66,677)    (81,727)
    Proceeds from sale of
      business                     6,682         ---
    Purchase of property and
     equipment                   (38,164)    (23,136)
    Proceeds from sale of property
     and equipment                 4,535       1,301
    Investments in customers     (12,764)    (26,057)
    Proceeds from sale of
     investments                   4,082       5,566
    Other investing activities    (2,992)       (607)
                                --------    --------
      Net cash used in investing
        activities               (63,979)    (67,198)
                                --------    --------
Cash flows from financing
    activities:
    Proceeds from long-term
     borrowings                  155,000     260,502
    Principal payments on
     long-term debt             (331,938)   (290,857)
    Principal payments on capital
     lease obligations            (6,629)     (5,943)
    Sale of common stock under
     incentive stock and stock
     ownership plans               3,388       3,635
    Dividends paid               (22,192)    (22,039)
    Other financing activities    (6,305)     (1,298)
                                --------    --------
      Net cash used in
        financing activities    (208,676)    (56,000)
                                --------    --------
Net increase in cash and cash
    equivalents                    5,055       6,866
Cash and cash equivalents,
    beginning of period            1,634       4,712
                                --------    --------
Cash and cash equivalents,
    end of period               $  6,689    $ 11,578
______________________________________________________________

Supplemental information:
    Cash paid for interest       $38,553     $41,614
    Cash paid for taxes          $28,123     $53,558


Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

     1. The consolidated condensed balance sheet as of July 9, 1994, and the consolidated condensed statements of earnings and cash flows for the 12- and 28-week periods ended July 9, 1994, and July 10, 1993, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 9, 1994, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material.

     2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1993 annual report on Form 10-K.

     3. The LIFO method of inventory valuation is used for determining the cost of substantially all grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $10.1 million at July 9, 1994, and $12.5 million at December 25, 1993.

     4. A subsidiary of the company has been named among numerous defendants in two suits filed in U.S. District Court in Miami in December 1993. The plaintiffs allege liability as a consequence of an alleged fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities.

     Both actions are in their early procedural stages and the ultimate outcome cannot presently be determined. Accordingly, no provision for liability, if any, has been made in the accompanying financial statements.

     5. On July 19, 1994, Fleming acquired Haniel Corporation, the parent of Scrivner, Inc. Fleming paid $388 million in cash for the stock of Haniel and refinanced substantially all of Haniel's and Scrivner's pre-existing debt of approximately $680 million. The acquisition will be accounted for under the purchase method of accounting, and results of operations and the financial position of Scrivner will be reflected in the third quarter.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     On July 19, 1994 Fleming acquired Haniel Corporation ("Haniel"), the owner of all the outstanding stock of Scrivner, Inc. ("Scrivner"). Scrivner is the third largest food wholesaler and the 26th largest food retailer in the United States, serving approximately 2,900 supermarkets and 1,900 convenience stores in 28 states. Scrivner also owns and operates 183 corporate retail food stores, of which 29 are convenience stores. The acquisition will add facilities and inventory of 21 distribution centers with seven million square feet of storage, plus two million square feet of outside storage. The acquired transportation fleet consists of 900 tractors and 1,500 trailers, principally owned.

     Fleming paid $388 million in cash for the equity of Haniel and refinanced approximately $680 million of Haniel and Scrivner debt. Fleming also refinanced approximately $400 million of its own debt. The refinancing will be completed during the approximately 60-day period following the purchase date. Acquisition transaction expenses are estimated at $40 million. The acquisition was financed through a $2.2 billion credit agreement with a group of banks led by Morgan Guaranty Trust Company of New York as the Managing Agent. The credit agreement has three components: a $900 million five-year revolving credit facility, an $800 million six-year amortizing term loan and a $500 million two-year loan. Current borrowings under the credit agreement total $1.47 billion - the $800 million and $500 million facilities are fully drawn, with $170 million drawn on the $900 million facility. When the new credit agreement was signed, Fleming terminated its $400 million and $200 million credit agreements.

     The credit facility required the company to pledge the stock of its subsidiaries, including Scrivner, and substantially all of the inventory and accounts receivable of Fleming and its subsidiaries. Release of the collateral is conditioned upon the earlier of repayment of the debt and the cancellation of the commitments thereunder, or Fleming's senior unsecured debt returning to investment grade as rated by Standard and Poor's and Moody's. These credit ratings were recent-ly downgraded from investment grade as a result of the additional debt incurred in the acquisition.

     The company's principal sources of liquidity are cash flows from operating activities and the credit agreement described above. Operating activities generated $277.7 million of cash flows for the first 28 weeks of 1994. The increase compared to 1993 is principally due to cash provided by a larger reduction of inventory and accounts payable during the 1994 period compared to 1993. Management believes that cash flows from operating activities and the company's access to debt and equity capital markets, including its ability to borrow under the credit agreement, will be adequate to meet working capital needs.

     Working capital was $279 million at quarter end, a decrease of $163 million from year-end 1993. The current ratio decreased to 1.31 to 1 at quarter end compared to 1.48 to 1 at year end. The debt-to-capital ratio decreased slightly to 46%, below the company's long-term target ratio of approximately 50%. Total debt and capital leases were essentially the same as 1993 year end at $1.08 billion. The Scrivner group acquisition will increase the debt-to-capital ratio to approximately 66% as a result of additional debt required to fund the acquisition and debt assumed.

     Capital expenditures year to date were approximately $39 million. Management expects that 1994 capital expenditures, excluding acquisitions, will approximate $135 million. The higher estimated spending compared to the first quarter estimate of $90 million to $100 million is due to estimated capital expenditures required for the Scrivner group during the balance of the year.

     The company's long-term debt agreements contain various covenants and restrictions including restrictions on additional indebtedness, payment of cash dividends and acquisition of the company's common stock. None of these covenants negatively impacts the company's liquidity or capital resources at this time. Under the most restrictive covenants, reinvested earnings of approximately $98 million were available at quarter end for cash dividends and acquisition of the company's stock.

Results of Operations

     Results beginning with the third quarter 1994 will be materially affected by the acquisition of Scrivner as discussed above. In 1993, Scrivner had annual sales of $6 billion, with earnings of $22 million. Interest expense also will increase materially as a result of the additional indebtedness related to the acquisition. Amortization of goodwill created by the acquisition will significantly increase compared to previous levels of amortization. Pro forma financial statements required to be filed as part of Form 8-K will be filed as soon as practicable.

     Management has determined that up to eight distribution centers of the 52 facilities now operated by Fleming will be closed due to the acquisition. The operations of closed locations will be assimilated into other distribution centers. The facilities that will be closed are likely to consist of both Scrivner and existing Fleming centers. Management has announced that three Scrivner distribution centers, located in Donna and Victoria, Texas and Montgomery, Alabama, will be closed in 1994. The charge related to the closing of the distribution centers operated by Scrivner is considered a direct cost of the acquisition and will increase goodwill. If a closed distribution center was operated by Fleming before the acquisition, the charge will be to current period earnings. Management has not yet determined the cost of closing the facilities or the related charge to earnings.

     Assimilation of the Scrivner group is expected to occur as soon as possible. An executive vice-president of Fleming has been given the responsibility of combining the two companies into a single entity. The process is expected to take approximately eighteen months and eliminate overlapping functions.

     Net sales for the second quarter and year-to-date periods in 1994 compared to the respective periods in 1993 declined by 2.7% and 1.3%, respectively. The decrease in sales was caused by the anticipated loss of the Albertson's business as its distribution center came on line, the sale of the Royal New Jersey facility, and the loss of a large customer at one of the company's distribution centers. These losses were partially offset by the addition of business from Kmart, Megafoods in the San Antonio area (see "Recent events") and Randall's/Tom Thumb and Florida retail operations acquired in the fourth quarter of 1993.

     Sales performance was adversely impacted by declines of 6.7% and 4.3% for the quarter and year to date, respectively, in the tonnage of food products handled by the company, due to the difficult retail environment.

     Gross margin for the quarter was 6.40% of total sales, compared to 5.99% in 1993, representing an improvement of $7.1 million. For the year-to-date period, gross margin improved by $19.7 million, or 36 basis points, rising to 6.34% of total sales. The principal reasons for the increase are consistent for both quarter and year-to-date results. Retail food stores' gross margin contribution is higher than the comparable periods in 1993, with higher sales generating the
increase.    Retail operations typically have a higher gross margin
than wholesale operations. Product handling expenses, which consist of warehouse, truck and building expenses, also improved in both periods compared to 1993. This is due in part to the positive impact of the company's facilities consolidation program. Transportation fees charged to customers increased compared to prior year periods. Revenue generated by transportation operations also improved due to higher recovery for freight fees charged in some of the company's arrangements with customers. Credits to income resulting from the LIFO method of inventory valuation were lower in both periods. The margin on product sales declined in both periods.

     Sales of perishable products, such as meats, produce, dairy and deli products, and frozen foods were 42.1% of the sales mix during the second quarter, down slightly from 1993. Year to date, the percentage increased somewhat from 1993 to 42.5%. Perishable products typically provide a higher gross margin both for the company and retailers.

     Selling and administrative expenses increased by $22.8 million and $53.4 million for the quarter and year-to-date periods in 1994 compared to 1993. These increases were due primarily to higher retail expenses related to more retail operations. The acquisition of Florida retail operations is the principal contributor to the increase since they were not in last year's results. This effect will continue through the third quarter of 1994. Also contributing to the increase is the absence in 1994 of certain nonrecurring income items, netting to approximately $12.6 million, recorded in 1993.

     As more fully described in its 1993 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers. Usually these capital investments are made in and guarantees extended to customers with whom the company enjoys long-term supply agreements.

     Credit loss expense included in selling and administrative expenses was $12.8 million and $27.8 million, or 44 and 40 basis points for the 12- and 28-week periods, respectively, in 1994. When compared to the respective periods in 1993, this represents an increase of 14 and 13 basis points. Increased credit losses are consistent with the first quarter's experience, with retailers being affected by the difficult retail environment. Management has begun to implement plans to de-emphasize credit extensions to and investments in customers. Credit loss experience for the full year 1994 before the effects of the Scrivner acquisition, is expected to be only slightly lower than that experienced in 1993.

     Interest expense decreased 8.1% and 7.5% during the quarter and year to date versus the respective periods in 1993. The improvement is primarily due to lower average borrowing levels. The indebtedness incurred to finance the Scrivner acquisition, the existing Scrivner debt assumed by Fleming and the recent downgrade in the company's credit rating will cause a material increase in interest expense.

     The company enters into financial instrument derivatives as a method of hedging its interest rate exposure. During July 1994, management terminated all of its outstanding derivatives at an immaterial net gain, which will be amortized over the term of the related derivative instrument. As part of the credit agreement, management is required to provide interest rate protection on a substantial portion of outstanding indebtedness under that agreement. As part of its program to manage interest rate exposure across a range of maturities, management has entered into interest rate swaps and caps covering $700 million of floating-rate debt.

     Interest income in 1994 declined by $2.7 million and $5 million for the 12- and 28-week periods, respectively, compared to 1993. The interest charged is generally a variable rate. The decreases are due to a lower average level of notes receivable and direct financing leases in 1994, combined with lower average interest rates. The company has sold certain notes receivable with limited recourse and may do so again in the future.

     Equity investment results generated losses of $2.6 million and $5.9 million compared to $.8 million and $2.9 million for the 12- and 28-week periods in 1994 compared to the respective periods in 1993. Business development ventures continued to show improved results, but losses from retail stores accounted for under the equity method that are part of the company's equity store program more than offset this improvement.

     The company's effective tax rate increased to 44.1%, primarily as a result of a higher federal tax rate due to the tax law enacted in 1993. The annual effective tax rate is expected to increase to 47.1% beginning in the third quarter. The increase is due to lower than planned earnings for the remainder of 1994, Scrivner group operations in states with higher tax rates, and increased goodwill amortization with no related tax deduction. The 47.1% annual rate will result in a third quarter rate of approximately 50%.

     Earnings for the 12 weeks were $18.6 million, down 30.7% from the same period in 1993. Year to date, earnings were $43 million, a decrease of 33% compared to 1993. Earnings per share for the 12- and 28-week periods were $.50 and $1.16 in 1994 compared to $.73 and $1.75, respectively, in 1993.

     The company's facilities consolidation and restructuring plan is progressing as anticipated. As previously disclosed, regional operations were eliminated in early 1994, and the five regional offices have been closed, with approximately 100 jobs eliminated. Facilities consolidation efforts have resulted in closing of four of the five planned distribution centers: Ft. Worth, Texas; Topeka, Kansas; Joplin, Missouri and Tupelo, Mississippi. The closures have resulted in approximately 550 associate terminations. No material reduction of revenues has resulted. The increases in gross margin, specifically a reduction in product handling expenses, have resulted from the facilities consolidation actions. It is not practical to separately quantify the benefit resulting from the plan.

     The schedule for implementation of the re-engineering component of the plan has been altered. The plan is complex and, principally in light of the Scrivner group acquisition, management has slowed re-engineering implementation by six months. Management is continuing implementation despite the magnitude of the effort that will be required to integrate operations of the Scrivner group. It is possible that all the actions contemplated by re-engineering may not be completed within the time frame originally planned by management due to the acquisition. Management believes that the benefits to operating results that will be realized by re-engineering also will apply to the Scrivner group. However, re-engineering efforts with respect to the Scrivner group will not begin until their operations are fully integrated in 1995.

     Cash payments related to the facilities consolidation and restructuring plan have been approximately $9 million year to date in 1994.

     A subsidiary of the company has been named among numerous defendants in two lawsuits filed in U.S. District Court in Miami in December 1993. The litigation is in its preliminary stages. Management has been unable to conclude that an adverse resolution is not reasonably likely or predict the potential liability, if any, to the company. However, management does not believe that an adverse outcome is likely that would materially affect the company's consolidated financial position.

     During the second quarter, the company completed the sale of substantially all of the assets of its Royal Foods dairy and deli distribution business located in New Jersey. The sale did not result in a material gain or loss, and the operations of this business were not material.

     On August 1, 1994 the company acquired for $4.5 million an additional 39% interest in Consumers Markets, the operator of 24 supermarkets located in Missouri, Arkansas and Kansas with annual sales of $225 million. The company previously owned a 40% interest. Results of operations and financial position of Consumers are not material.

Recent event. On August 17, a customer of the company, Megafoods Stores, Inc., and certain of its affiliates, filed Chapter 11 bankruptcy proceedings. Based on this event the company currently estimates a potential loss contingency of $6.5 million. A credit loss for the matter will be reflected in the third quarter operating results; however, the exact amount may vary depending upon future developments in the bankruptcy proceedings including collateral values, priority issues and the company's ultimate exposure, if any, on certain customer store leases.

     As a result the company announced on August 17 that it was lowering 1994 earnings estimates by 10 cents per share.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)   Exhibits:

      Exhibit Number                                             Page Number

          12           Computation of Ratio of Earnings
                       to Fixed Charges                                   15

(b)   Reports on Form 8-K

      Form 8-K dated July 19, 1994 disclosed the completion of the company's acquisition of all of the outstanding stock of Haniel
Corporation, the holding company for Scrivner, Inc. Pro forma financial statements related to this acquisition will be filed as soon as practicable.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FLEMING COMPANIES, INC.
                                       (Registrant)


Date    August 22, 1994           /s/ Donald N. Eyler
                                  Donald N. Eyler
                                  Senior Vice President - Controller
                                  (Chief Accounting Officer)

                                EXHIBIT INDEX

                                                  Paper (P) or
Exhibit                                       Electronic (E)
- - -------                                       --------------
12.       Computation of Ratio of Earnings
          to Fixed Charges                           E

Exhibit 12
- - ----------

                            FLEMING COMPANIES, INC.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                       Fiscal Year Ended the Last Saturday in December
                      --------------------------------------------------
                        1989      1990      1991      1992     1993
                        ----      ----      ----      ----     ----
                                (In thousands of dollars)
Earnings:
    Pretax income     $139,480  $164,501  $104,329  $194,941  $ 72,078
    Fixed charges, net 120,769   117,877   117,865   105,726   102,303
                      --------  --------  --------  --------  --------
      Total earnings  $260,249  $282,378  $222,194  $300,667   174,381
                      ========  ========  ========  ========  ========

Fixed charges:
    Interest expense  $ 96,425  $ 93,643  $ 93,353  $ 81,102  $ 78,029
    Portion of rental
      charges deemed to
      be interest       22,945    22,836    22,907    23,027    22,969
    Capitalized interest
      and debt issuance
      cost amortization  2,163     1,250     1,464     1,287     1,005
                      --------  --------  --------  --------  --------
       Total fixed
         charges      $121,533  $117,729  $117,724  $105,416  $102,003
                      ========  ========  ========  ========  ========
    Ratio of earnings
      to fixed charges    2.14      2.40      1.89      2.85      1.71
                      ========  ========  ========  ========  ========

                        28 Weeks Ended
                      July 10,  July 9,
                        1993      1994
                      --------  --------
                       (In thousands of dollars)
Earnings:
    Pretax income     $109,018  $ 76,913
    Fixed charges, net  54,612    50,728
                      --------  --------
      Total earnings  $163,630  $127,641
                      ========  ========

Fixed charges:
    Interest expense  $ 41,285  $ 38,194
    Portion of rental
      charges deemed to
      be interest       12,708    11,815
    Capitalized interest
      and debt issuance
      cost amortization    469       569
                      --------  --------
       Total fixed
         charges      $ 54,462  $ 50,578
                      ========  ========
    Ratio of earnings
      to fixed charges    3.00      2.52
                      ========  ========

"Earnings" consists of income before income taxes and fixed charges excluding capitalized interest. Capitalized interest amortized during the respective periods is added back to earnings.

"Fixed charges, net" consists of interest expense, an estimated amount of rental expense which is deemed to be representative of the interest factor and amortization of capitalized interest and debt issuance cost.

The pro forma ratio of earnings to fixed charges is omitted as it is not applicable.