Form 10-Q
period 1994-10-01
FLEMING COMPANIES INC /OK/
filed 1994-11-15
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended     October 1, 1994

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

   The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1993 is as follows:

        Class                              Shares Outstanding
     Common stock, $2.50 par value            37,404,000

                          FLEMING COMPANIES, INC.

                                   INDEX

                                                            Page No.

Part I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Earnings -
             12 Weeks Ended October 1, 1994,
             and October 2, 1993                               3

           Consolidated Condensed Statements of Earnings -
             40 Weeks Ended October 1, 1994,
             and October 2, 1993                               4

           Consolidated Condensed Balance Sheets -
           October 1, 1994, and December 25, 1993              5

           Consolidated Condensed Statements of Cash Flows -
           40 Weeks Ended October 1, 1994,
           and October 2, 1993                                 6

           Notes to Consolidated Condensed Financial
           Statements                                          7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9

Part II. OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                   16

  Signatures                                                  17

Consolidated Condensed Statements of Earnings
For the 12 weeks ended October 1, 1994, and October 2, 1993
(In thousands, except per share amounts)


- -----------------------------------------------------------------
Third Interim Period                   1994           1993
- -----------------------------------------------------------------
Net sales                           $4,141,538     $2,936,010

Costs and expenses:
        Cost of sales                3,818,129      2,767,074
        Selling and administrative     289,449        125,106
        Interest expense                37,498         17,796
        Interest income                (18,821)       (14,885)
        Equity investment results        5,130          2,952
                                  ------------    -----------
          Total costs and expenses   4,131,385      2,898,043
                                  ------------    -----------
Earnings before taxes                   10,153         37,967
Taxes on income                          7,437         17,662
                                  ------------    -----------
Net earnings                       $     2,716     $   20,305
                                  ============    ===========
Net earnings per share                    $.07           $.55
Dividends paid per share                  $.30           $.30
Weighted average shares outstanding     37,332         36,833
- -----------------------------------------------------------------

Sales to customers accounted for under the equity method were approximately $308 million and $291 million in 1994 and 1993, respectively.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 40 weeks ended October 1, 1994, and October 2, 1993
(In thousands, except per share amounts)

- ----------------------------------------------------------------
Year to Date                           1994           1993
- ----------------------------------------------------------------
Net sales                          $11,057,167     $9,945,559

Costs and expenses:
        Cost of sales               10,295,126      9,357,706
        Selling and administrative     635,141        417,365
        Interest expense                75,692         59,081
        Interest income                (46,885)       (47,902)
        Equity investment results       11,027          5,824
        Facilities consolidation           ---          6,500
                                   ------------   ------------
          Total costs and expenses  10,970,101      9,798,574
                                   ------------   ------------
Earnings before taxes                   87,066        146,985
Taxes on income                         41,356         62,469
                                   ------------   ------------
Net earnings                       $    45,710     $   84,516
                                   ============   ============
Net earnings per share                   $1.23          $2.30
Dividends paid per share                  $.90           $.90
Weighted average shares outstanding     37,204         36,773
- ---------------------------------------------------------------

Sales to customers accounted for under the equity method were approximately $1.1 billion in 1994 and 1993.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

- ----------------------------------------------------------------
                                     October 1,   December 25,
Assets                                 1994           1993
- ----------------------------------------------------------------
Current assets:
        Cash and cash equivalents   $    5,625     $    1,634
        Receivables                    406,860        301,514
        Inventories                  1,312,369        923,280
        Other current assets           134,363        134,229
                                   -----------    -----------
          Total current assets       1,859,217      1,360,657
Investments and notes receivable       418,281        309,237
Investment in direct financing leases  234,590        235,263

Property and equipment               1,394,381      1,061,905
  Less accumulated depreciation
   and amortization                    458,290        426,846
                                   -----------    -----------
Property and equipment, net            936,091        635,059
Other assets                           186,118         90,633
Goodwill                               989,416        471,783
                                   -----------    -----------
Total assets                        $4,623,713     $3,102,632
                                   ===========    ===========

Liabilities and Shareholders' Equity
- ----------------------------------------------------------------
Current liabilities:
   Accounts payable                 $1,046,144     $  682,988
   Current maturities of
     long-term debt                     94,302         61,329
   Current obligations under capital
   leases                               15,163         13,172
     Other current liabilities         250,012        161,043
                                   -----------    -----------
       Total current liabilities     1,405,621        918,532
Long-term debt                       1,601,402        666,819
Long-term obligations under capital
  leases                               352,894        337,009
Deferred income taxes                   67,873         27,500
Other liabilities                      117,253         92,366
Shareholders' equity:
  Common stock, $2.50 par value per
  share                                 93,361         92,350
  Capital in excess of par value       493,372        489,044
  Reinvested earnings                  504,647        492,250
  Cumulative currency translation
    adjustment                            (663)          (288)
                                    -----------    -----------
                                     1,090,717      1,073,356
  Less guarantee of ESOP debt           12,047         12,950
                                    -----------    -----------
Total shareholders' equity           1,078,670      1,060,406
                                    -----------    -----------
Total liabilities and shareholders'
  equity                            $4,623,713     $3,102,632
                                   ===========    ===========

Receivables include $36.7 million and $48.3 million in 1994 and 1993, respectively, from customers accounted for under the equity method.

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 40 weeks ended October 1, 1994, and October 2, 1993
(In thousands)

- -----------------------------------------------------------------
                                        1994           1993
- -----------------------------------------------------------------
Net cash provided by operating
  activities                        $  325,027       $246,409

 Cash flows from investing activities:
   Collections on notes receivable      62,341         68,111
   Notes receivable funded             (93,316)      (116,794)
   Purchase of property and equipment  (85,448)       (35,835)
   Proceeds from sale of property
     and equipment                       5,467          1,493
   Investments in customers            (12,764)       (23,398)
   Proceeds from sale of investment      4,665          6,054
   Businesses acquired                (387,488)       (50,812)
   Proceeds from sale of businesses      6,682            ---
   Other investing activities           (1,584)          (692)
                                     ----------      ---------
     Net cash used in investing
       activities                     (501,445)      (151,873)
                                     ----------      ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings 1,665,751        331,502
  Principal payments on long-term
   debt                             (1,425,563)      (387,484)
  Principal payments on capital
   lease obligations                    (9,916)        (8,309)
  Sale of common stock under incentive
   stock and stock ownership plans       5,339          5,921
  Dividends paid                       (33,314)       (33,087)
  Other financing activities           (21,888)        (2,213)
                                    -----------     ----------
    Net cash provided by (used in)
     financing activities              180,409        (93,670)
                                     ----------     ----------
Net increase in cash and cash
  equivalents                            3,991            866
Cash and cash equivalents, beginning
  of period                              1,634          4,712
                                   -----------     ----------
Cash and cash equivalents, end of
  period                              $  5,625       $  5,578
                                   ===========     ==========

Supplemental information:
  Cash paid for interest               $58,431        $56,908
  Cash paid for taxes                  $36,504        $67,906
- -----------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of October 1, 1994, and the consolidated condensed statements of earnings and cash flows for the 12- and 40-week periods ended October 1, 1994, and October 2, 1993, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 1, 1994, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per common share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1993 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of substantially all grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $14.8 million at October 1, 1994, and $12.5 million at December 25, 1993.

4. On July 19, 1994, Fleming acquired Haniel Corporation, the parent of Scrivner, Inc. Fleming paid $388 million in cash for the stock of Haniel and refinanced substantially all of Haniel's and Scrivner's pre-existing debt (approximately $680 million in aggregate principal amount and premium). The acquisition has been accounted for under the purchase method of accounting. The results of operations reflect the operations of Scrivner since the beginning of the third quarter. The initial purchase price allocation as of October 1, 1994 has resulted in an excess of purchase price over net assets acquired of approximately $535 million. Property and equipment appraisals are in process.

        The following pro forma summary of consolidated results of operations is prepared as though the acquisition had occurred at the beginning of the periods presented.

                                                40 Weeks Ended
                                          -------------------------
                                                 1994      1993
                                                 ----      ----
                        (In millions, except per share amounts)
            Net sales                          $14,281    $14,553
            Net earnings                           $33        $64
            Net earnings per share                $.89      $1.73

5. In December 1993, the company and numerous other defendants were named in two suits filed in U.S. District Court in Miami. The plaintiffs allege liability on the part of a subsidiary of the company as a consequence of an alleged fraudulent scheme conducted by Premium Sales Corporation and others in which large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the allegations contained in the complaint.

       The litigation is in its preliminary stages and the ultimate outcome cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable judgment could have a material adverse effect on the company. Management believes, however, that a material adverse effect on the company's consolidated financial position is not likely. The company intends to vigorously defend the actions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Fleming's capital structure changed significantly as a result of the July 19, 1994 acquisition of Haniel Corporation, the owner of all the outstanding stock of Scrivner, Inc. and its subsidiaries (collectively the "Scrivner group"). The acquisition was financed and certain Fleming debt was refinanced through a $2.2 billion credit facility with a group of banks led by Morgan Guaranty Trust Company of New York as managing agent (the "credit agreement"). Pursuant to the credit agreement, the company pledged the stock of its wholly owned subsidiaries and substantially all of the inventory and accounts receivable of the company and its subsidiaries. The company's credit ratings for its unsecured long-term debt were downgraded from investment grade to Ba1 and BB+ by Moody's and Standard & Poors, respectively, as a result of the additional debt incurred in the acquisition.

The company's principal sources of liquidity are cash flows from operating activities and the credit agreement. Borrowings under the three tranches of the credit agreement as of the end of the third quarter totaled $1.45 billion: the $800 million six-year amortizing term loan and $500 million two-year term loan were fully drawn, and $150 million was drawn on the $900 million five-year revolving credit facility. When the credit agreement was signed, the company terminated its $400 million and $200 million credit facilities. In late October 1994, the company acquired
$33 million of its outstanding medium-term notes pursuant to an offer to purchase which was triggered by the Scrivner group acquisition and the resulting downgrade of the company's long-term credit ratings. This redemption was funded by additional borrowings under the revolving facility.

The company has filed a registration statement with the Securities and Exchange Commission to sell $500 million of senior notes. When the sale of the notes is completed, the company plans to retire the $500 million two-year loan tranche of the credit agreement.

Operating activities generated $325 million of cash flows for the first 40 weeks of 1994 compared to $246 million in the same period of 1993. The increase is principally due to lower inventory levels combined with higher accounts payable before the effects of the Scrivner group acquisition.

Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs.

Working capital was $454 million at quarter end, a slight increase from year-end 1993. The current ratio decreased to 1.32 to 1, from 1.48 to 1 at year-end 1993. The total debt-to-capital ratio was 66%, a significant increase from the 50% ratio at year-end 1993. The increase was caused by the financing of the acquisition of the Scrivner group. Total debt and capital leases increased by $985 million from year-end 1993 to $2.06 billion at October 1, 1994 as a result of the acquisition.

Capital expenditures year to date were approximately $82 million.
Management expects that 1994 capital expenditures, excluding acquisitions, will approximate $150 million.

The credit agreement contains customary covenants associated with similar facilities, including, without limitation: maintenance of a specified borrowed funds to net worth ratio of not more than 2.45 to 1; maintenance of a minimum consolidated net worth of at least $851 million; maintenance of a specified fixed charge coverage ratio of at least 1.40 to 1; a limitation on restricted payments (including dividends and company stock repurchases); prohibition of certain liens; prohibitions of certain mergers, consolidations and sales of assets; restrictions on the incurrence of debt and additional guarantees; limitations on transactions with affiliates; limitations on acquisitions and investments; limitations on capital expenditures; and limitations on payment restrictions affecting subsidiaries. The company is currently in compliance with all financial covenants under the credit agreement. As of October 1, 1994 the restricted payments test would have allowed the company to pay dividends or repurchase capital stock in the aggregate amount of $17 million. The borrowed funds to net worth test would have allowed the company to borrow an additional $545 million. The fixed charge coverage test would have allowed the company to incur an additional $33 million of annual interest expense.

Results of Operations

General. As discussed below, earnings for the third quarter declined by 87% compared to the same period in 1993. Several factors contributed to the decline and include: lack of sales growth (before the Scrivner group), increased operating losses from company-owned retail stores and retail equity investments, increased credit loss expense (including a $6.5 million loss due to the bankruptcy of a large customer), higher interest expense, an adverse LIFO effect and a higher effective tax rate.

Net sales. Net sales for the third quarter and year to date periods ended October 1, 1994 increased by 41% and 11%, respectively, compared to the same periods in 1993. The reason for the increases was $1.35 billion of sales generated by Scrivner group operations since the acquisition. Without sales from the Scrivner group, sales would have declined by 5% and 2% for the quarter and year to date, respectively.

The decline (without the Scrivner group) was due to the expected loss of the Albertson's business when its distribution center came on line, the loss of a large customer at one of the company's distribution centers, the loss of business due to the bankruptcy of Megafoods Stores, Inc. ("Megafoods") (see below), and the sale of the Royal New Jersey facility. None of these was individually material to sales. The company estimated that its annualized sales to Megafoods prior to the bankruptcy were approximately $335 million although the company currently estimates its annualized sales to Megafoods at $170 million pursuant to a short-term arrangement. Lost business was partially offset by additional business from Randall's/Tom Thumb, Kmart and Florida retail operations acquired in the fourth quarter of 1993 ("Hyde Park").

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. This measure resulted in slight estimated product inflation in 1994 compared to slight deflation in 1993. Tonnage declined, without measuring the Scrivner group impact, by 9% and 6% for the quarter and year to date periods, respectively, due to the net decrease in sales discussed above and the difficult retail environment. Consistent tonnage statistics for the Scrivner group are not available.

Gross margin. Gross margin for the quarter improved by $154 million, or 206 basis points, over 1993, increasing to 7.81% as a percentage of net sales. Without Scrivner group operations, gross margin would have been 6.31% as a percentage of net sales. The 179 retail stores acquired with the Scrivner group as well as the 21 Hyde Park stores and 24 Consumers stores were the most significant components of the improvement. The company's retail food operations have a higher gross margin than wholesale operations. Also contributing to higher gross margin were improved differences between the company's acquisition cost of product and the unadjusted selling price, referred to as acquisition margin, and lower product handling expenses, which are warehouse, transportation and building costs. Adversely affecting margin was LIFO expense in 1994 versus LIFO income in 1993.

Year to date, gross margin improved by $174 million, or 98 basis points, rising to 6.89% as a percentage of net sales. Without Scrivner group operations, gross margin would have been 6.33% as a percentage of net sales. Consistent with the quarter results, retail stores' gross margin performance was the most significant component of the improvement. Also improving in the year to date period were lower product handling expenses and higher fees charged to certain of the company's customers. The company experienced a LIFO charge in 1994 versus LIFO income in 1993 which adversely affected margin.

Selling and administrative expenses. Selling and administrative expenses increased by $164 million for the quarter and $218 million year to date compared to the respective periods in 1993. The acquisition of the Scrivner group and its retail operations were the primary reasons for the increase. Also contributing to the increase were the presence of Hyde Park and Consumers stores which were not in the prior year periods.

As more fully described in its 1993 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers. These capital investments are usually made in and guarantees extended to customers with whom the company has long-term supply agreements.

Credit loss expense, which includes the impairment of equity investments, is included in selling and administrative expenses and was $22 million and $49 million, or 52 basis points and 45 basis points, for the 12- and 40-week periods, respectively, in 1994. Credit losses in the comparable 1993 periods were $9 million and $30 million, or 32 basis points and 30 basis points, for the quarter and year to date, respectively.

Megafoods, a large customer, filed Chapter 11 bankruptcy proceedings on August 17, 1994. As of that date, Megafoods' total indebtedness to the company for goods sold on open account, equipment leases and loans aggregated approximately $20 million.
The company holds collateral with respect to a substantial portion of these obligations. Megafoods is also liable to the company under store sublease agreements for approximately $37 million, and the com-pany is contingently liable on certain lease guarantees given by the company on behalf of Megafoods. The company is partially secured as to these obligations. The debtor has alleged claims against the company arising from breach of contract, tortious interference with contracts and business relationships and wrongful set-off of a $12 million cash security deposit and has threatened to seek equitable subordination of the company's claims. The company denies these allegations and will vigorously protect its interests. Based on this information, the company recorded a $6.5 million provision for its estimated net credit exposure. However, the exact amount of the ultimate loss may vary depending upon future developments in the bankruptcy proceedings, including those related to collateral values, priority issues and the company's ultimate expense, if any, related to certain store leases. An estimate of additional possible loss, or the range of additional losses, if any, cannot be made at this early stage of the proceedings.

The remaining increased credit losses above the prior year quarter and year to date are consistent with those experienced in the first half of the year, with retailers being affected by the difficult retail environment and low levels of food price inflation. Although the company has begun to de-emphasize credit extensions to and investments in customers and has adopted more stringent credit practices, there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial condition.

Selling and administrative expenses also increased by reason of the provision for additional goodwill amortization during the quarter, principally related to the Scrivner group.

Interest expense. Interest expense increased $20 million, or 111% for the quarter, and $17 million, or 28% year to date, due to additional debt incurred to finance the Scrivner group acquisition and the higher interest rate imposed on the company as the result of the downgrade of the company's credit ratings. Without these factors related to acquisition indebtedness, interest expense for the quarter and year to date 1994 is estimated to have been approximately the same as 1993 levels.

The company enters into financial derivatives as a method of hedging its interest rate exposure. During July 1994, management terminated all of its outstanding derivative contracts at an immaterial net gain, which is being amortized over the original term of each derivative instrument. The credit agreement requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $1 billion aggregate principal amount of floating rate indebtedness. This amount exceeds the requirements set forth in the credit agreement.

The average fixed interest rate paid by the company on the interest rate swaps is 6.794%, covering $750 million of floating rate indebtedness priced at the London interbank offered interest rate ("LIBOR") plus a margin. The interest rate swap agreements, which were implemented through eight counterparty banks, and which have an average remaining life of 3.6 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements covering $250 million of its floating rate indebtedness priced at LIBOR plus a margin. The cap agreements provide for the company to receive LIBOR from the two counterparty banks if LIBOR exceeds 7.33% over the next 4.2 years. The company's payment obligations under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations are accounted for as interest expense.

With respect to the interest rate hedging agreements, the company believes its exposure to potential loss is minimized primarily due to (a) the relatively strong credit ratings of the counterparties for their unsecured long-term debt (A+ or higher from Standard & Poor's Ratings Group or A1 or higher from Moody's Investors Service, Inc.) and (b) the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to their maturity. However, the company believes this risk is minimized as it currently foresees no need to terminate the hedge agreements prior to their maturity.

On an annualized basis, the $1 billion of interest rate hedge agreements will account for $53 million of fixed annual interest expense. For the quarter ended October 1, 1994, the interest rate hedge agreements contributed $8 million to interest expense. The estimated fair value of the hedge agreements at October 1, 1994 is $13 million.

Interest income. Interest income increased by $4 million, or 26%, for the quarter, but declined $1 million, or 2%, year to date compared to the respective 1993 periods. Interest income on notes receivable and direct financing leases of retail stores generated by the Scrivner group operations is the primary reason for the increase during the quarter. The year to date decline is due to a lower average level of notes receivable and direct financing leases in 1994, partially offset by higher average interest rates. The company has sold certain notes receivable with recourse in prior years and may do so again in the future.

Equity investment results. Equity investment losses increased by $2 million and $5 million, a significant increase compared to the 12- and 40-week periods in 1993. The company's business development ventures improved during both 1994 periods. However, losses from other retail stores accounted for under the equity method more than offset business development venture improvement. Equity investment results from Scrivner group operations did not have a material effect.

Taxes on income. The company's estimated annual effective tax rate recorded through the third quarter 1994 was 47.5%, up 3.4% from the estimate made for the second quarter of 1994. The increase is due primarily to the increased goodwill amortization with no related tax deduction, Scrivner group operations in higher tax-rate states, and lower than expected pretax earnings. The third quarter 1994 rate of 73.2% results principally from recording during the quarter the effects of the higher estimated annual rate. The increase over 1993's year to date rate is due to the reasons set forth above and a higher initial 1994 estimated effective rate. The company's ultimate tax rate for 1994 will depend on annual earnings and may be higher than 47.5%.

Net earnings. Earnings for the 12 weeks were $3 million, down 87% from the same period in 1993. Year to date, earnings were $46 million, a decrease of 46% compared to 1993. Earnings per share for the 12 and 40-week periods were 7 cents and $1.23 in 1994 compared to $.55 and $2.30, respectively in 1993.

Facilities consolidation and restructuring. The company's facilities consolidation and restructuring plan (the "plan") is being executed consistent with the actions initially contemplated. As previously disclosed, regional operations were eliminated in early 1994, and the five regional offices have been closed, with approximately 100 jobs eliminated. Facilities consolidation efforts have resulted in closing of four of the five planned distribution centers: Ft. Worth, Texas; Topeka, Kansas; Joplin, Missouri and Tupelo, Mississippi. The closures have resulted in approximately 700 associate terminations. No material reduction of revenues has resulted. Increases in gross margin, specifically a reduction in product handling expenses, have resulted from the facilities consolidation actions. It is not practical to separately quantify the benefit resulting from the plan.

The July 1994 Scrivner group acquisition has resulted in the rescheduling of certain aspects of the plan. The effort required to integrate this significant acquisition is the direct reason for the delay. No fundamental changes to the plan have occurred. However, the reengineering actions that will result in a significant reduction of employees is not expected to occur until 1995. Management expects that all actions originally contemplated in the plan will be completed.

The table presented below reflects changes to the reserves recorded in the statements of financial position related to facilities consolidation and restructuring.

                                     Engineering/  Consolidation
                                      Severance     Costs/Asset
                             Total      Costs       Impairments
                            -------    -------    -----------
                                  (In millions)
Charges for year ended
  December 28, 1991         $67.0      $11.0      $56.0
Expenditures and write-offs (13.0)        -       (13.0)

Balance, December 28, 1991   54.0       11.0       43.0
Expenditures and write-offs (24.1)      (2.8)     (21.3)

Balance, December 26, 1992   29.9        8.2       21.7
Charged to costs and
 expenses                   107.8       25.0       82.8
Expenditures and write-offs (52.2)      (8.1)     (44.1)

Balance, December 25, 1993   85.5       25.1       60.4
Expenditures and write-offs (25.2)      (2.6)     (22.6)

Balance, October 1, 1994    $60.3      $22.5      $37.8
                           ======     ======     ======

Management believes that the costs and benefits to operating results that will be realized by re-engineering will also apply to the Scrivner group. However, re-engineering efforts with respect to the Scrivner group will not begin until late 1995.

Cash payments related to the facilities consolidation and restructuring plan have been approximately $14 million year to date in 1994. The company has adequate liquidity to provide for such cash payments.

Other. On October 29, 1994 the company acquired all of the stock of Consumers Markets, Inc., the operator of 24 supermarkets located in Missouri, Arkansas and Kansas with annual sales of $225 million.
The company previously owned a 79% interest in Consumers' parent. Results of operations and financial position of Consumers are not material.

A subsidiary of the company has been named in two related legal actions, each alleging, among other things, that certain former employees of subsidiaries of the company participated in fraudulent activities by taking money for confirming "diverting" transactions (a practice involving arbitraging in food and other goods to profit from price differentials given by manufacturers to different retailers and wholesalers) which had not occurred. The allegations include, among other causes of action, common law fraud, breach of contract, negligence, conversion and civil theft, and violation of the federal Racketeer Influenced and Corrupt Organizations Act and comparable state statutes. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as a result of the allegations contained in the complaint. The company denies the allegations of the complaint and will vigorously defend the actions. The litigation is in its preliminary stages, and the ultimate outcome cannot be determined. Furthermore, the company is unable to predict a potential range of monetary exposure to the company. Based on the recovery sought, an unfavorable judgment could have a material adverse effect on the company.

Management believes that several factors affecting earnings in the third quarter are likely to continue and will depress results in the fourth quarter of 1994 and beyond. Such factors include: flat wholesale sales; lack of food price inflation; operating losses in company-owned retail sites; increased interest expense, goodwill amortization and integration costs related to the Scrivner acquisition; and a higher effective tax rate.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Number                                Page Number

     12  Computation of Ratio of Earnings              18
              to Fixed Charges

     27  Financial Data Schedule                       19


(b)  Reports on Form 8-K:

        Form 8-K dated September 23, 1994 disclosed that the company expected lower earnings for the third quarter of 1994.

        Form 8-K dated October 19, 1994 disclosed the company's earnings for the third quarter of 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLEMING COMPANIES, INC.
                                  (Registrant)

Date November 15, 1994        /s/ Donald N. Eyler
                              Donald N. Eyler
                              Senior Vice President-Controller
                              (Chief Accounting Officer)

                                                                Exhibit 12

                          Fleming Companies, Inc.
             Computation of Ratio of Earnings to Fixed Charges

                                                               Fiscal Year Ended
                          40 Weeks Ended                  The Last Saturday in December
                       ---------------------  -------------------------------------------------------
                       October 1, October 2,
                          1994       1993      1989      1990      1991      1992      1993
                          ----       ----      ----      ----      ----      ----      ----
                                         (In thousands of dollars)
Earnings:
  Pretax income          $139,480  $164,501  $104,329  $194,941  $ 72,078  $ 87,066  $146,985
  Fixed charges, net      120,769   117,877   117,865   105,726   102,303    97,111    77,667

 Total earnings          $260,249  $282,378  $222,194  $300,667  $174,381  $184,177  $224,652
                         ========  ========  ========  ========  ========  ========  ========

Fixed charges:
  Interest expense       $ 96,425  $ 93,643  $ 93,353  $ 81,102  $ 78,029   $75,692   $59,081
  Portion of rental
     charges deemed to
     be interest           22,945    22,836    22,907    23,027    22,969    21,169    17,646
  Capitalized interest
     and debt issuance
     cost amortization      2,163     1,250     1,464     1,287     1,005       254       705

     Total fixed charges $121,533  $117,729  $117,724  $105,416  $102,003   $97,115   $77,432
                         ========  ========  ========  ========  ========   =======   =======

Ratio of earnings
 to fixed charges            2.14      2.40      1.89      2.85      1.71      1.90     2.90
                             ====      ====      ====      ====      ====      ====     ====

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

                                                                  Exhibit 27

                          Fleming Companies, Inc.
                          Financial Data Schedule


[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   QTR-3                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994             DEC-31-1994
[PERIOD-END]                               OCT-01-1994             OCT-01-1994
[CASH]                                               0                   5,625
[SECURITIES]                                         0                       0
[RECEIVABLES]                                        0                 500,070
[ALLOWANCES]                                         0                (93,210)
[INVENTORY]                                          0               1,312,369
[CURRENT-ASSETS]                                     0               1,859,217
[PP&E]                                               0               1,394,381
[DEPRECIATION]                                       0               (458,290)
[TOTAL-ASSETS]                                       0               4,623,713
[CURRENT-LIABILITIES]                                0               1,405,621
[BONDS]                                              0               1,601,402
[COMMON]                                             0                  93,361
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                           0                 985,309
[TOTAL-LIABILITY-AND-EQUITY]                         0               4,623,713
[SALES]                                      4,141,538              11,057,167
[TOTAL-REVENUES]                             4,141,538              11,057,167
[CGS]                                        3,818,129              10,295,126
[TOTAL-COSTS]                                3,818,129              10,295,126
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                21,580                  49,385
[INTEREST-EXPENSE]                              37,498                  75,692
[INCOME-PRETAX]                                 10,153                  87,066
[INCOME-TAX]                                     7,437                  41,356
[INCOME-CONTINUING]                              2,716                  45,710
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                     2,716                  45,710
[EPS-PRIMARY]                                      .07                    1.23
[EPS-DILUTED]                                      .07                    1.23