Form 10-Q/A
period 1994-10-01
FLEMING COMPANIES INC /OK/
filed 1994-11-16
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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


   The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1994 is as follows:

        Class                              Shares Outstanding
     Common stock, $2.50 par value            37,404,000