Form 10-K
period 1994-12-31
FLEMING COMPANIES INC /OK/
filed 1995-03-31
CIK 352949

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1994

                                        or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ___________________

Commission file number 1-8140

                           FLEMING COMPANIES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Oklahoma                                    48-0222760
 ------------------------------------                --------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 6301 Waterford Boulevard, Box 26647
       Oklahoma City, Oklahoma                                 73126
- --------------------------------------               --------------------------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (405) 840-7200
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                          WHICH REGISTERED
             -------------------                    -------------------------
   Common Stock, $2.50 Par Value and                New York Stock Exchange
     Common Stock Purchase Rights                   Pacific Stock Exchange
                                                    Chicago Stock Exchange
          9.5% Debentures                           New York Stock Exchange
- -------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act: NONE
                                                            -------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                             ------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

   As of March 3, 1995, 37,429,000 common shares were outstanding.

   The aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $750 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

   A portion of Part III has been incorporated by reference from the registrant's proxy statement dated March 17, 1995, in connection with its annual meeting of shareholders to be held on May 3, 1995.

                                   PART I

ITEM 1.  BUSINESS

   Fleming Companies, Inc. (hereinafter referred to as "Fleming," the "registrant" or the "company") was incorporated in Kansas in 1915 and in 1981 was reincorporated as an Oklahoma corporation. Fleming is engaged primarily in the food marketing and distribution industry with both wholesale and retail operations. In July 1994, pursuant to a stock purchase agreement between the company and Franz Haniel & Cie. GmbH, Fleming acquired all of the outstanding stock of Haniel Corporation ("Haniel"). Haniel, its sole direct subsidiary, Scrivner, Inc., and Scrivner, Inc.'s subsidiaries are collectively referred to herein as "Scrivner." Fleming paid $388 million in cash and refinanced substantially all of Scrivner's existing indebtedness (approximately $670 million in aggregate principal and premium). In connection with the acquisition, Fleming refinanced approximately $340 million in aggregate principal amount of its own indebtedness.


   The company currently serves as the principal source of supply for approximately 10,000 retail food stores, including approximately 3,700 supermarkets. Company supplied supermarkets have a total area of approximately 100 million square feet. The company serves food stores of various sizes operating in a wide variety of formats, including conventional full-service stores, supercenters, price impact stores (including warehouse stores), combination stores (which typically carry a higher proportion of non-food items) and convenience stores. These food stores are predominantly independent stores, many of which operate and advertise under a common name to promote greater consumer recognition. Fleming's retail customers also include national and regional corporate chains. With customers in 43 states and several international markets, the company services a geographically diverse area.

   The company's food distribution operations offer a wide variety of national brand and private label products, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise and related items. In addition, Fleming offers a wide range of support services to its customers to help them compete more effectively with other food retailers in their respective market areas.

   In addition, the company has a significant presence in food retailing, owning and operating 350 retail food stores, including 270 supermarkets with an aggregate of approximately 9.5 million square feet. Company-owned stores operate under a number of names and vary in format from super warehouse stores and conventional supermarkets to convenience stores.

   The company operates in two segments: food distribution and retail store operations. Segment information as required by Statement of Financial Accounting Standards No. 14 is presented in Item 8. Financial Statements and Supplementary Data.

THE CONSOLIDATION, REORGANIZATION AND RE-ENGINEERING PLAN

   Fleming has determined that its performance during the past several years, along with the performance of a number of its retail customers, has been unfavorably affected by a number of changes taking place within the food marketing and distribution industry, which has become increasingly competitive in an environment of relatively static over-all demand. Alternative format food stores (such as warehouse stores and supercenters) have gained retail food market share at the expense of traditional supermarket operators, including independent grocers, many of whom are customers of the company. Vendors, seeking to ensure that more of their promotional dollars are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. The company believes that these changes have led to reduced margins and lower profitability among many of its customers and at the company itself. Having identified these market forces, Fleming initiated specific actions to respond to, and help its retail customers respond to, changes in the marketplace.

   In January 1994, Fleming announced the details of a plan to improve operating performance by consolidating facilities, eliminating regional operations and re-engineering the distribution and pricing of goods and services. The company believes consolidation, reorganization and re-engineering will result in significant cost savings through lower product handling expenses, lower selling and administrative expenses and reduced staffing of retailer services (or increased income from retailers to offset the cost of retailer services). Estimated pre-tax cost savings are expected to grow to at least $65 million per year beginning in 1997 after the plan has been fully implemented. The company believes these expense savings and income offsets will allow it to deliver goods and services to its customers at a lower all-in cost, while increasing the company's profitability. However, unforeseen events or circumstances could cause the company to alter planned work force reductions or facilities consolidations, thereby delaying or reducing expected cost savings.

   CONSOLIDATION. In order to improve operating efficiencies, the company closed four distribution centers, with the closing of one more facility to be announced. The business formerly conducted through these closed distribution centers has been transferred to certain other company facilities. During 1994, approximately 450 associate positions were eliminated through facilities consolidation.

   OPERATIONAL REORGANIZATION. Historically, Fleming's operations were organized around geographical divisions each of which functioned as a separate business unit. Each division contained sales, merchandising, human resources, distribution, procurement, accounting, store development and management information functions, and provided services to a number of retail stores of various formats located within a certain geographical area. As the first step in its organizational realignment, Fleming closed its regional administrative offices. This resulted in the elimination of approximately 100 associate positions. Staff functions previously performed at the regional offices were moved to corporate headquarters, moved into the divisions or eliminated.

   RE-ENGINEERING. Fleming commissioned an internal management task force to re-engineer Fleming's business processes at both the divisional and corporate level. The task force made specific re-engineering recommendations, which were approved by Fleming's Board of Directors, to enhance value-added services and to eliminate non-value-added services.

   The company is reorganizing itself around four core business units: customer management, retailer services, category marketing and product supply. Customer management, retailer services, and category marketing represent the marketing functions of the company. Product supply represents the procurement and distribution functions of the company. A fifth unit, support services, will provide a variety of administrative support services to all of the Company's operations.

   Through customer management, the company will manage its relationships with customers primarily on the basis of customer type instead of on the basis of geography. This will enable the company to be more effective in serving its diverse customer base. Through retailer services, the company will offer retailers the same services it currently offers, except that these services will be offered on a fee basis to those retailers choosing to purchase such services. In the past, Fleming has offered many services without a direct charge but has indirectly charged all customers for such services. Through category marketing, the company will more efficiently manage its relationships with vendors, manufacturers and other suppliers, working to obtain the best possible promotional benefits offered by suppliers and will pass through directly to retailers 100% of those benefits related to grocery, frozen foods and dairy products. Through product supply, which will be comprised of all food distribution centers and operations, the company will work to provide retailers with the lowest possible "landed" cost of goods (i.e., the total of cost of product and all related charges plus the company's distribution fee).

   A new flexible marketing plan for grocery, frozen foods and dairy products will be introduced throughout the company's market areas. The flexible marketing plan will be based on a new pricing policy whereby retailers will pay the company's actual cost of acquiring goods, receiving 100% of available promotional benefits from the vendor arranged by the company, including those derived from forward buying. Customers will pay all costs incurred by the company for transportation (which currently are often subsidized by the company). Instead of paying a basic distribution fee, customers will pay handling and storage charges, which will be higher than the prior distribution fee. Additionally, retail customers will pay for all other retailer services purchased.

   The company estimates that the re-engineering process will be substantially completed by the end of 1996. Re-engineering is currently being implemented at certain of the company's operations in the western United States and should be implemented throughout the remainder of the company's operations over the course of 1995 and 1996.

PRODUCTS

   The company supplies its customers with a full line of national brand products as well as an extensive range of private and controlled label products, perishables and non-food items. Controlled labels are those which the company controls and private labels are those which may be offered only in stores operating under specific banners, which may or may not be under the company's control. Among the controlled labels offered by the company are TV-R-, Hyde Park-R-, Marquee-R-, Bonnie Hubbard-R-, Montco-R-, Best Yet-R- and Rainbow-R-. Among the private labels handled by the company are IGA-R-, Piggly Wiggly-R-, and Sentry-R-. Controlled label and private label products offer both the wholesaler and the retailer opportunities for higher margins as the costs of national advertising campaigns can be eliminated. The controlled label program is augmented with marketing and promotional support programs developed by the company.

   Certain categories of perishables also offer both the wholesaler and the retailer opportunities for improved margins as consumers are generally willing to pay relatively higher prices for produce and bakery goods and high quality frozen foods. Furthermore, retailers are increasingly competing for business through an emphasis on perishables and private label products.

SERVICES TO CUSTOMERS

   The company offers value-added services to its customers. These services include, among others, merchandising and marketing assistance, in-house advertising, consumer education programs, retail electronic services and employee training. See also "-- Capital Invested in Customers."

   In addition, the company provides its customers with assistance in the development and expansion of retail stores, including retail site selection and market surveys; store design, layout, and decor assistance; and equipment and fixture planning. The company also has expertise in developing sales promotions, including employee and customer incentive programs, such as "continuity programs" designed to entice the customer to return regularly to the store.

SALE TERMS

   The company charges customers for products based generally on an agreed price which includes the company's defined "cost" (which does not give effect to promotional fees and allowances from vendors), to which is added a fee determined by the volume of the customer's purchase. In some geographic areas, product charges are based upon a percentage markup over cost. A delivery charge is usually added based on order size and mileage from the distribution center to the customer's store. Payment may be received upon delivery of the order, or within credit terms that generally are weekly or semi-weekly.

   As part of the re-engineering process and pursuant to its new flexible marketing plan, the company will begin to charge the actual costs of acquiring its grocery, frozen food and dairy products while passing through to its customers all promotional fees and allowances received from vendors. In addition, the company will charge customers for the costs of transportation and will charge for handling and storage, which charges will be higher than the previous basic distribution fee. The company will also begin charging retailers directly for services for which they formerly paid indirectly. As a result, the company believes it will lower the cost of products to most of its customers while increasing the company's profitability.

DISTRIBUTION

   The company currently operates 38 distribution centers which are responsible for the distribution of national brand and private label groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise distribution centers distribute health and beauty care items and other non-food items. One distribution center serves convenience stores and one distribution center handles only dairy, delicatessen and fresh meat products. Substantially all facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. As a result of the acquisition of Scrivner, the company has closed four Scrivner distribution centers, and expects to close an additional five distribution centers during 1995. Pursuant to the consolidation, reorganization and re-engineering plan, the company has closed four distribution centers and will close one additional distribution center.

   The company's distribution facilities comprise more than 21 million square feet of warehouse space. Additionally, the company rents, on a short-term basis, approximately 7 million square feet of off-site temporary storage space.

   Most distribution divisions operate a truck fleet to deliver products to customers. The company increases the utilization of its truck fleet by backhauling products from many suppliers, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis. During 1994 and early 1995 the company engaged dedicated contract carriers to deliver its products to customers from certain distribution centers.

RETAIL STORES SERVED

   The company serves approximately 10,000 retail stores ranging in size from small convenience outlets to conventional supermarkets, combination units, price impact stores and large supercenters. Among the stores served are approximately 3,700 supermarkets with an aggregate of approximately 100 million square feet. Fleming's customers are geographically diverse, with operations in 43 states and several international markets. The company's principal customers are supermarkets carrying a wide variety of grocery, meat, produce, frozen food and dairy products. Most customers also handle an assortment of non-food items, including health and beauty care products and general merchandise such as housewares, soft goods and stationery. Most supermarkets also operate one or more specialty departments such as in-store bakeries, delicatessens, seafood departments and floral departments.

   The company believes that its focus on quality service, broad product offerings, competitive prices and value-added services enables the company to maintain long-term customer relationships while attracting new customers. The company has targeted self-distributing chains and operators of alternative format stores as sources of incremental sales. These operations have gained increasing market share in the retail food industry in recent years. The company currently serves 980 chain stores, compared to 810 at year-end 1993. In late 1993, Fleming signed a six-year supply agreement with Kmart to serve new Super Kmart Centers in areas where Fleming has distribution facilities.

   The company also licenses or grants franchises to retailers to use certain trade names such as IGA-R-, Piggly Wiggly-R-, Food 4 Less-R-, Big Star-R-, Big T-R-, Buy-for-Less-R-, Checkers-R-, Festival Foods-R-, Jubilee Foods-R-, Jamboree Foods-R-, MEGA MARKET-R-, Minimax-R-, Sentry-TM-, Shop 'n Bag-R-, Shop 'n Kart-R-, Super 1 Foods-R-, Super Save-R-, Super Thrift-R-, Thriftway-R-, United Supers-R-, and Value King-R-. There are approximately 2,200 food stores operating under company franchises or licenses.

COMPANY-OWNED STORES

   Principally as a result of the acquisition of Scrivner, the number of company-owned stores increased from 72 at December 25, 1993 to 350 at December 31, 1994, including 270 supermarkets with an aggregate of approximately 9.5 million square feet. Company-owned stores are located in 14 states and are all served by the company's distribution centers. Formats vary from super warehouse stores and conventional supermarkets to convenience stores. Generally in the industry, an average super warehouse store is 58,000 square feet, a conventional supermarket is 23,000 square feet and a convenience store is 2,500 square feet. All company-owned supermarkets are designed and equipped to offer a broad selection of both national brands as well as private label products at attractive prices while maintaining high levels of service. Most supermarket formats have extensive produce sections and complete meat departments together with one or more specialty departments such as in-store bakeries, delicatessens, seafood departments and floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections.

   The company-owned stores provide added purchasing power as they enable the company to commit to certain promotional efforts at the retail level. The company, through its owned stores, is able to retain many of the promotional savings offered by vendors in exchange for volume increases.

   Until recently, the company conducted its retail operations primarily as an extension of its wholesale business. Each company-owned retail store was managed by personnel at the distribution center serving such store and did not benefit from any coordinated retail strategy. The company emphasized wholesale operations, and many of its retail stores, while making a positive contribution to overall company profitability through increased wholesale volume, were not profitable on a stand-alone basis.

   In 1993, the company determined that its retail operations were underperforming and that, as a part of its overall business strategy, the company would pursue stand-alone profitability in its retail operations. The company recruited a senior officer to assume responsibility for retail operating results for all company-owned stores and to focus on the development of successful retail strategies.

TECHNOLOGY

   Fleming has played a leading role in employing technology for internal operations as well as for its independent retail customers. The company may enter into agreements with one or more technology partners to maintain this position.

   Over the past three years, Fleming has introduced radio-frequency terminals in its distribution centers to track inventory, further improve customer service levels, reduce out-of-stock conditions and obtain other operational improvements. Most Fleming distribution centers are managed by computerized inventory control systems, along with warehouse productivity monitoring and scheduling systems. Fleming intends to add these technological aids to the Scrivner distribution system. Most of Fleming's truck fleet is equipped with on-board computers to monitor the efficiency of deliveries to its customers.

   Additonally, the company has developed and is introducing an advanced on-line communications vehicle, called Visionet, for instant electronic connection of Fleming with vendors and retailers. Visionet is a retail-driven, two-way rapid response communication system that ties vendors, product supply, category managers, local category advisors and retailers together. One of Visionet's features is the Opportunity Wire, which enables Fleming to electronically offer retailers unique opportunities to buy products at advantageous prices as well as assist in coordinating delivery.

SUPPLIERS

   The company purchases its products from numerous vendors and growers. As the largest single customer of many of its suppliers, the company is able to secure favorable terms and volume discounts on most of its purchases, leading to lower unit costs. The company purchases products from a diverse group of suppliers and believes it has adequate and alternative sources of supply for substantially all of its products.

CAPITAL INVESTED IN CUSTOMERS

   As part of its services to retailers, the company provides capital to customers in several ways. In making credit and investment decisions, the company considers many factors, including estimated return on capital, risk and the benefits to be derived from sustained or increased product sales. Any equity investment or loan of $250,000 or more must be approved by the company's business development committee and any investment or loan in excess of $5 million must be approved by the Board of Directors. For equity investments, the company has active representation on the customer's board of directors. The company also conducts periodic credit reviews, receives and analyzes customers' financial statements and visits customers' locations regularly. On an ongoing basis, senior management reviews the company's largest investments and credit exposures.

   The company provides capital to certain customers by becoming primarily or secondarily liable for store leases, by extending credit for inventory purchases, and by guaranteeing loans and making secured loans to and equity investments in customers.

   STORE LEASES. The company leases stores for sublease to certain customers. Sublease rentals are generally higher than the base rental to the company. As of December 31, 1994, the company was the primary lessee of approximately 1,000 retail store locations subleased to and operated by customers. In certain circumstances, the company also guarantees the lease obligations of certain customers.

   EXTENSION OF CREDIT FOR INVENTORY PURCHASES. The company has supply agreements with customers in which it invests and, in connection with supplying such customers, will, in certain circumstances, extend credit for inventory purchases. Customary trade credits terms are up to seven days; the company has extended credit for additional periods under certain circumstances.

   GUARANTEES AND SECURED LOANS. The company guarantees the obligations of certain of its customers. Loans are also made to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates at or above the prime rate, and are for terms of up to ten years. During fiscal year 1993 and 1992 Fleming sold, with limited recourse, $68 million and $45 million, respectively, of notes evidencing such loans. During fiscal years 1993 and 1992, Scrivner sold, with limited recourse, $51 million and $40 million, respectively, of notes evidencing similar loans. Neither Scrivner nor the company sold any notes during 1994. The company believes its loans to customers are illiquid and would not be investment grade if rated.

   EQUITY INVESTMENTS. The company has made equity investments in strategic multi-store customers, which it refers to as Business Development Ventures, and in smaller operators, referred to as Equity Stores. Equity Store participants typically retain the right to purchase the company's investment over a five to ten-year period. Many of the customers in which the company has made equity investments are highly leveraged, and the company believes its equity investments are highly illiquid.

   The following table sets forth the components of Fleming's portfolio of loans to and investments in customers at year end 1994 and 1993.

                               CUSTOMERS WITH EQUITY INVESTMENTS
                         ---------------------------------------------
                                                            TOTAL LOAN
                                                  RETAIL       TO AND      CUSTOMERS
                          BUSINESS                STORES     EQUITY IN       WITH
                         DEVELOPMENT    EQUITY   HELD FOR     EQUITY       NO EQUITY
                          VENTURES      STORES    RESALE     CUSTOMERS    INVESTMENTS    TOTAL
                         -----------    ------   ---------  ----------    ------------   ------
1994
- -----
Loans (a)                 $ 52           $55        $ 1        $108          $267         $375
Equity Investments          45             6         25          76             -           76
                          ----           ---        ---        ----          ----         ----
  Total                   $ 97           $61        $26        $184          $267         $451
                          ====           ===        ===        ====          ====         ====

1993
- -----
Loans (a)                 $ 78           $55        $ 2        $135          $178         $313
Equity Investments          28            15         12          55             -           55
                          ----           ---        ---        ----          ----         ----
  Total                   $106           $70        $14        $190          $178         $368
                          ====           ===        ===        ====          ====         ====

- ------------------------
(a) Includes current portion of loans, which amounts are recorded as receivables on the company's balance sheet.

   The table does not include the company's investments in customers through direct financing leases, lease guarantees, operating leases, loan guarantees or credit extensions for inventory purchases. As of December 31, 1994, the company's undiscounted obligations under direct financing leases and lease guarantees were $213 million and $227 million, respectively.

   The company has shifted its strategy to emphasize ownership of, rather than investment in, retail stores. In addition, the company intends to de-emphasize credit extensions to its customers and to reduce future credit loss expense by raising the company's financial standards for credit extensions and by conducting post-financing reviews more frequently and in more depth. Fleming's credit loss expense, including from receivables as well as from investments in customers, was $61 million in the year ended
December 31, 1994 and $52 million and $28 million in 1993 and 1992, respectively.

COMPETITION

   Competition in the food marketing and distribution industry is intense. The company's primary competitors are national chains who perform their own distribution (such as The Kroger Co. and Albertson's, Inc.), national food distributors (such as SUPERVALU Inc.) and regional and local food distributors. The principal competitive factors include price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. The sales volume of wholesale food distributors is dependent on the level of sales achieved by the retail food stores they serve. Retail stores served by the company compete with other retail food outlets in their geographic areas on the basis of price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

   The primary competitors of the company-owned stores are national, regional and local chains, as well as independent supermarkets and convenience stores. The principal competitive factors include price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

EMPLOYEES

   At year-end 1994, the company had approximately 42,400 full time and part-time associates. Almost half of the company's associates are covered by collective bargaining agreements with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, the United Food and Commercial Workers, the International Longshoremen's and Warehousemen's Union and the Retail Warehouse and Department Store Union. Most of such agreements expire at various times throughout the next five years.
The company believes it has satisfactory relationships with its unions.

ITEM 2.  PROPERTIES

        The following table sets forth information with respect to Fleming's major distribution facilities.

                                  SIZE, IN
         FOOD                   THOUSANDS OF    OWNED OR
     DISTRIBUTION               SQUARE FEET      LEASED
     ------------               ------------    --------
     Altoona, PA                     164         Owned
     Buffalo, NY                     540         Leased
     Columbus, OH                    264         Leased
     Concordia, KS                   107         Owned
     El Paso, TX (1)                 465         Leased
     Ewa Beach, HI                   196         Leased
     Fresno, CA                      380         Owned
     Garland, TX                   1,206         Owned
     Geneva, AL                      345         Leased
     Houston, TX                     662         Leased
     Huntingdon, PA                  257         Owned
     Johnson City, TN                235         Owned
     Kansas City, KS                 909         Leased
     Knoxville, TN                   202         Owned
     La Crosse,WI                    913         Owned
     Lafayette, LA                   430         Owned
     Laurens, IA                     368         Owned
     Lincoln, NE                     255         Leased
     Lubbock, TX (1)                 378         Owned
     Marshfield, WI                  156         Owned
     Massillon, OH                   547         Owned
     Memphis, TN                     780         Owned
     Miami, FL                       763         Owned
     Minneapolis, MN (2)             479         Owned
     Milwaukee, WI                   600         Owned
     Nashville, TN                   734         Leased
     North East, MD (3)              107         Owned
     Oklahoma City, OK (4)           966         Owned/Leased
     Peoria, KS                      325         Owned
     Philadelphia, PA (3)            830         Leased
     Phoenix, AZ                     912         Owned
     Portland, OR                    323         Owned
     Sacramento, CA                  681         Owned
     Salt Lake City, UT              361         Owned
     San Antonio, TX                 513         Leased
     Sikeston, MO                    481         Owned
     Superior, WI (2)                371         Owned
     Syracuse, NY                    284         Leased
     Warsaw, NC                      716         Owned
     York, PA                        450         Owned
                                  ------
                                  19,655



     GENERAL MERCHANDISE
     -------------------
     Dallas, TX                      170         Leased
     King of Prussia, PA             377         Leased
     La Crosse, WI                   162         Owned
     Memphis, TN                     339         Owned
     Sacramento, CA                  294         Owned
     Topeka, KS                      179         Leased
                                  ------
                                   1,521

     OUTSIDE STORAGE
     ---------------
     Outside storage facilities -
     typically rented on a
     short-term basis.             6,731
                                  ------
     Total square feet            27,907
                                  ======

(1)  Comprise the Lubbock distribution operation.
(2) The company plans to consolidate the administrative functions of these two distribution operations effectively immediately.
(3)  Comprise the Philadelphia distribution operation.
(4) The company operates two distribution operations in Oklahoma City. One is owned and occupies 556,000 square feet and the other is leased and occupies 410,000 square feet. The administrative functions of these two distribution operations are consolidated.

     At the end of 1994, Fleming operated a delivery fleet consisting of approximately 2,300 power units and 4,700 trailers. Most of this equipment is owned by the company.

     Company-operated retail stores occupy approximately 9.5 million square feet which is primarily leased.

ITEM 3.  LEGAL PROCEEDINGS

     TROPIN V. THENEN, ET AL., CASE NO. 93-2502-CIV-MORENO, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA.

     WALCO INVESTMENTS, INC., ET AL. V. THENEN, ET AL., CASE NO.
93-2534-CIV-MORENO, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF
FLORIDA.

     On December 21, 1993, these cases were filed in the United States District Court for the Southern District of Florida. Both cases name numerous defendants including a former subsidiary of the registrant and four former employees of former subsidiaries of registrant. The cases contain similar factual allegations. Plaintiffs allege, among other things, that former employees of subsidiaries participated in fraudulent activities by taking money for confirming diverting transactions which had not occurred and that, in so doing, they acted within the scope of their employment. Plaintiffs also allege that a former subsidiary allowed its name to be used in furtherance of the alleged fraud.

     The allegations against registrant's former subsidiary include common law fraud, breach of contract and negligence, conversion and civil theft. In addition, allegations were made against the former subsidiary claiming it violated the federal Racketeer Influenced and Corrupt Organizations Act and comparable state law. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the matters complained of.

     Registrant denies the allegations and is vigorously defending the actions.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the company as of March 20, 1995:

                                                            YEAR FIRST
                                                              BECAME
NAME (AGE)                  PRESENT POSITION                AN OFFICER
- ----------                  ----------------                ----------
Robert E. Stauth (50)       Chairman, President and
                              Chief Executive Officer           1987

Gerald G. Austin (57)       Executive Vice President-
                              Operations                        1982

E. Stephen Davis (54)       Executive Vice President-
                              Scrivner Group                    1981

Glenn E. Mealman (60)       Executive Vice President-
                              National Accounts                 1977

Harry L. Winn, Jr. (50)     Executive Vice President
                              and Chief Financial Officer       1994

David R. Almond (55)        Senior Vice President-
                              General Counsel and Secretary     1989

Ronald C. Anderson (52)     Senior Vice President-General
                              Merchandise                       1993

Mark K. Batenic (46)        Senior Vice President-Customer
                              Management                        1994

Darreld R. Easter (58)      Senior Vice President-
                              Category Marketing                1988

William M. Lawson, Jr. (44) Senior Vice President-Corporate
                              Development/International
                              Operations                        1994

Dixon E. Simpson (52)       Senior Vice President-Retail
                              Services                          1994

Larry A. Wagner (48)        Senior Vice President-
                              Human Resources                   1989

Thomas L. Zaricki (50)      Senior Vice President-Retail
                              Operations                        1993

Kevin J. Twomey (44)        Vice President-Controller           1995

     No family relationship exists among any of the executive officers listed above.

     Executive officers are elected by the board of directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

     Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs.
Anderson, Lawson, Winn and Zaricki.

     Mr. Anderson joined the company as Vice President-General
Merchandise in July 1993. In March 1995, he was named Senior Vice President-General Merchandise. Since 1986, until joining the company, he was vice president of McKesson Corporation, a distributor of pharmaceutical and related products, where he was responsible for its service merchandising division.

     Mr. Lawson joined the company in his present position in June 1994. Prior to that, Mr. Lawson was a practicing attorney in Phoenix for 18 years.

     Mr. Winn joined the company in his present position in May 1994.
He was with UtiliCorp United in Kansas City, an energy company, where he was managing senior vice president and chief financial officer from 1990 to 1993.

     Mr. Zaricki joined the company in his present position in October 1993. Since 1987, until joining the company, Mr. Zaricki was president of Arizona Supermarkets, Inc., a regional supermarket chain headquartered in Phoenix.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is FLM. As of December 31, 1994, the
37.5 million outstanding shares were owned by 11,500 shareholders of record and approximately 23,000 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.


                                1994               1993
                          ---------------    ---------------
          QUARTER          HIGH      LOW      HIGH      LOW
          -------         ------   ------    ------   ------
          First           $26.13   $24.25    $34.38   $30.75
          Second           29.25    23.50     33.75    31.25
          Third            30.00    22.88     33.75    31.13
          Fourth           24.50    22.63     33.25    23.75


     Cash dividends on Fleming common stock have been paid for 78 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:


          RECORD DATES:         PAYMENT DATES:
          -------------         --------------
          February 20           March 10
          May 20                June 10
          August 20             September 10
          November 20           December 10

     Cash dividends of $.30 per share were paid on each of the above four payment dates in 1993 and 1994.

ITEM 6.  SELECTED FINANCIAL DATA

- -----------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT
PER SHARE AMOUNTS)         1994(a)         1993           1992          1991            1990
- -----------------------------------------------------------------------------------------------
Net sales                $15,753,487   $13,092,145    $12,893,534    $12,851,129    $11,932,767
Earnings before
 extraordinary
 loss and
 cumulative
 effect(b)                    56,169        37,480        118,904         64,365         97,256
Net earnings per
 common share(b)                1.51          1.02           3.33           1.82           3.06
Total assets               4,608,329     3,102,632      3,117,705      2,958,416      2,767,696
Long-term debt
 and capital
 leases                    1,994,793     1,003,828      1,038,183        951,864        981,488
Cash dividends paid
 per common share               1.20          1.20           1.20           1.14           1.03
- -----------------------------------------------------------------------------------------------

(a) The results in 1994 reflect the July 1994 acquisition of Scrivner, Inc.

(b) In 1993 and 1992, the company recorded an after-tax loss of $2.3 million and $5.9 million, respectively, for early retirement of debt. In 1991, the company changed its method of accounting for postretirement health care benefits, resulting in a charge to net earnings of $9.3 million.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     THE CONSOLIDATION, REORGANIZATION AND RE-ENGINEERING PLAN. In January 1994, the company announced the details of a plan to restructure its organizational alignment, re-engineer its operations and consolidate facilities. The company's objective is to lower product costs to retail customers while providing the company with a fair and adequate return for product supply and value-added services. To achieve this objective, management is making major organizational changes, introducing a new flexible marketing plan and investing in technology. The actions contemplated by the plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations and are expected to be substantially completed by the end of 1996. The acquisition of Scrivner, described more fully in the next section, has not changed the plan design but has delayed implementation.

     The 1993 fourth quarter results reflect a charge of $101 million to cover four categories of charges related to the plan: elimination of regional operations, re-engineering operations, facilities consolidation and focus on company-owned retail stores. This is in addition to a provision of $7 million for facilities consolidation in the second quarter of 1993. Related cash requirements during 1994 were $21 million; additional cash expenditures necessary to fully implement the plan during 1995 and 1996 are estimated to be $50 million. Cash requirements have been and are expected to be met by internally generated cash flows and borrowings under the company's existing credit agreement. The plan is expected to produce approximate annual pretax savings of $65 million, net of incremental expenses. These savings will not be fully realized until after complete implementation. Unforeseen events or circumstances could cause the company to alter the plan, thereby delaying or reducing expected cost savings.

     Elimination of the company's regional operations resulted in cash severance payments to approximately 100 associates, as well as the transfer of approximately 60 associates. The annual savings are approximately $4 million, principally in payroll costs. The provision for eliminating regional operations is approximately $8 million, including the write-down to estimated fair value of certain related assets.

     The re-engineering component of the charge provides for the cash costs related to the expected termination of approximately 1,500 associates brought about by re-engineering. Annual payroll savings are projected to be approximately $40 million. The provision for re-engineering is approximately $25 million. Management believes that the benefits to operating results will not begin until late 1995.

     Facilities consolidation has resulted in the closure of four distribution centers and is expected to result in the closure of one additional facility, the relocation of two operations, and consolidation of administrative functions. During 1994, approximately 450 associate positions were eliminated through facilities consolidations. Expected losses on disposition of the related property through sale or sublease are provided for through the estimated disposal dates.

     The total provision for facilities consolidation is approximately $60 million. Estimated components include: severance costs - $15 million; impaired property and equipment - $13 million; other related asset impairment and obligations - $11 million; lease and holding costs
- - $10 million; completion of actions contemplated in an earlier restructuring charge - $7 million; and product handling and damage - $4 million. The actions are not expected to result in a material reduction in net sales. Transportation expense is expected to increase as the result of trucks driving farther to serve customers. It is not practical to estimate reduced depreciation and amortization, labor or operating costs separately. Management anticipates that, in the aggregate, a positive annual pretax earnings impact will result from administrative expense savings and working capital and productivity improvements once the facilities consolidation plan is fully implemented.

     The costs to complete activities, including the consolidation and closure of distribution facilities contemplated in an earlier restructuring charge, result principally from additional estimated costs related to dispositions or related real estate assets. Such costs are principally the result of the deterioration of the San Francisco Bay area commercial real estate market since 1991. Increased costs to complete the earlier facilities consolidation were partially offset by a change in management's 1993 plans regarding the consolidation of four existing facilities into a large, new facility to be constructed in the Kansas City area; the revised plan, which calls for enlarging and utilizing existing facilities, is expected to result in lower associated closure costs.

     Thirty retail supermarket locations leased or owned by the company no longer represent viable strategic sites for stores due to size, location or age. The charge includes the present value of lease payments on these locations, as well as holding costs until disposition, the write-off of capital lease assets recorded for certain locations, and the expected loss on a location closed in 1994. The charge consists principally of cash costs for lease payments and the write-down of property. A positive annual pretax benefit will result from this charge but the annual amount will vary from year to year due to the dynamic nature of the lease and sublease arrangements. The provision for retail-related assets is approximately $15 million.

     THE ACQUISITION. Results beginning with the third quarter of 1994 have been materially affected by the acquisition of Scrivner. Sales have increased dramatically and gross margin and selling and administrative expenses as a percent of sales are significantly higher due to the increased ratio of retail food operations in Scrivner. Interest expense increased materially as a result of the increased borrowing level and higher interest rates and expense for the amortization of goodwill also significantly increased, both due to the acquisition.

     As of the end of 1994, the company has closed four Scrivner distribution centers and expects to close five more in 1995. Charges related to the closing of the distribution centers operated by Scrivner have been considered a direct cost of the acquisition and are included in goodwill.


RESULTS OF OPERATIONS

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percentage of net sales, before the effect of early debt retirement in 1993 and 1992.

                                        1994      1993      1992
                                       ------    ------    ------
Net sales                              100.00%   100.00%   100.00%
Gross margin                             7.28      5.85      5.64
Less:
Selling and administrative expense       6.11      4.27      3.84
Interest expense                          .77       .60       .63
Interest income                          (.40)     (.48)     (.46)
Equity investment results                 .09       .09       .12
Facilities consolidation and
  restructuring charge                      -       .82         -
                                       ------    ------    ------
          Total                          6.57      5.30      4.13
Earnings before taxes                     .71       .55      1.51
Taxes on income                           .35       .26       .59
                                       ------    ------    ------
Earnings before
  extraordinary items                     .36%      .29%      .92%
                                       ======    ======    ======

1994 AND 1993

     NET SALES. Net sales for 1994 increased by $2.66 billion, or 20.3%, to $15.75 billion from $13.09 billion for 1993. The increase in net sales was attributable to the $2.76 billion of net sales generated by Scrivner operations since the acquisition. Without Scrivner, net sales would have declined by $100 million, or .7%, due to several factors, none of which individually was material to net sales, including: the expiration of the temporary agreement with Albertson's, Inc. as its distribution center came on line, the sale of a distribution center, the loss of a customer at one of the company's distribution centers and the loss of business due to the bankruptcy of Megafoods Stores, Inc. These losses were partially offset by the addition of business from Kmart, Florida retail operations acquired in the fourth quarter of 1993 ("Hyde Park") and Randall's Food Markets, Inc.

     Fleming measures inflation using data derived from the average cost of a ton of product sold by the company; for 1994 food price inflation was negligible. Tonnage of food product sold in 1994, without giving effect to the acquisition, increased .6% compared to 1993, reflecting the difficult retail environment. Consistent tonnage statistics for Scrivner are not available.

     GROSS MARGIN. Gross margin for 1994 increased by $381 million, or 49.9%, to $1.15 billion from $765 million for 1993 and increased as a percentage of net sales to 7.28% for 1994 from 5.85% for 1993. The increase in gross margin was due to retail stores, principally the 179 stores acquired with Scrivner as well as the 21 Hyde Park stores and 24 Consumers stores, which were not included for a full year in 1993. Retail operations typically have both a higher gross margin and higher selling expenses than wholesale operations. In addition, product handling expenses, which consist of warehouse, truck and building expenses, decreased as a percentage of net sales for 1994 from 1993 due in part to the positive impact of the company's facilities consolidation program and to higher fees charged to certain customers. These gross margin increases were partially offset by charges to income of $6 million resulting from the LIFO method of inventory valuation in 1994 compared to credits to income of $7 million in 1993.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense for 1994 increased by $405 million, or 72.4%, to $962 million from $558 million for 1993 and increased as a percentage of net sales to 6.11% for 1994 from 4.27% in 1993. This increase was due primarily to the acquisition of Scrivner, particularly its retail operations, as well as the acquisition of 21 Hyde Park stores and 24 Consumers stores which were not included for a full year in 1993. Retail operations typically have higher selling expenses than wholesale operations. Selling and administrative expenses also increased by reason of the provision for additional goodwill amortization, principally related to the acquisition and the absence of several non-recurring items that occurred in 1993. The increase in the operating loss-corporate shown in the Segment Information note to the consolidated financial statements is the result of the aforementioned absence of non-recurring items and the increase in staff expense.

     Credit loss expense included in selling and administrative expense for 1994 increased by $9 million to $61 million from $52 million in 1993. This increase, including the $6.5 million credit loss discussed below, was primarily due to the continued difficult retail environment and low levels of food price inflation. Although the company has begun to de-emphasize credit extensions to and investments in customers and has adopted more stringent credit practices, there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position.

     In August 1994, a customer of the company, Megafoods Stores, Inc.
and certain of its affiliates, filed Chapter 11 bankruptcy proceedings.
As of such date, Megafoods' total indebtedness to Fleming for goods sold on open account, equipment leases and loans aggregated approximately $20 million. The company holds collateral with respect to a substantial portion of these obligations. Megafoods is also liable to the company under store sublease agreements for approximately $37 million, and the company is contingently liable on certain lease guarantees given by the company on behalf of Megafoods. The company is partially secured as to these obligations. Megafoods has alleged claims against the company arising from breach of contract, tortious interference with contracts and business relationships and wrongful set-off of a $12 million cash security deposit and has threatened to seek equitable subordination of the company's claims. The company denies these allegations and will vigorously protect its interests.

     Based on this event, the company took a charge to earnings of $6.5 million in the third quarter of 1994 to cover its estimated net credit exposure. However, the exact amount of the ultimate loss may vary depending upon future developments in the bankruptcy proceedings including those related to collateral values, priority issues and the company's ultimate expense, if any, related to certain customer store leases. An estimate of additional possible loss, or the range of additional losses, if any, cannot be made at this stage of the proceedings. The company estimates that its annualized sales to Megafoods prior to the bankruptcy were approximately $335 million and currently are approximately $170 million pursuant to a short-term arrangement.

     INTEREST EXPENSE. Interest expense for 1994 increased $42 million to $120 million from $78 million for 1993. The increase was due to the indebtedness incurred to finance the acquisition and higher interest rates imposed on the company as a result thereof. Without these factors, interest expense for 1994 is estimated to have been approximately the same as 1993.

     The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. During July 1994, management terminated all of its outstanding hedge contracts at an immaterial net gain, which will be amortized over the original term of each hedge instrument. The credit agreement with the company's banks requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $1 billion aggregate principal amount of floating rate indebtedness. This amount exceeds the requirements set forth in the credit agreement.

     The average interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.79%, covering $750 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through eight counterparty banks, and which have an average remaining life of 3.5 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from an additional two counterparty banks covering $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next 3.8 years. The company's payment obligations and receivables under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations and receivables are accounted for as interest expense.

     With respect to the interest rate hedging agreements, the company believes its exposure to potential credit loss expense is minimized primarily due to the relatively strong credit ratings of the counterparties for their unsecured long-term debt (A+ or higher from Standard & Poor's Ratings Group and A1 or higher from Moody's Investors Service, Inc.) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to their maturity. However, the company believes the risk is minimized as it currently foresees no need to terminate any hedge agreements prior to their maturity. Also, interest rates for similar instruments have increased.

     For 1994, the interest rate hedge agreements contributed $6 million to interest expense. The estimated fair value of the hedge agreements at December 31, 1994 was $32 million.

     INTEREST INCOME. Interest income for 1994 increased by $1 million to $64 million from $63 million for 1993. The increase was due to the acquisition. The company has sold certain notes receivable with limited recourse in prior years and may do so again in the future.

     EQUITY INVESTMENT RESULTS. The company's portion of operating losses from equity investments for 1994 increased by $3 million to $15 million from $12 million for 1993. The increase resulted primarily from losses related to the company's investments in small retail operators under the company's equity store program, offset in part by improved results from investments in strategic multi-store customers under the company's business development ventures program.

     TAXES ON INCOME. The company's effective tax rate for 1994 increased to 50.0% from 48.0% for 1993 primarily as a result of the lower than expected earnings for 1994, Scrivner's operations in states with higher tax rates and increased goodwill amortization with no related tax deduction.

     OTHER. In November 1994, the company announced that Smitty's Super Valu, a customer based in Arizona, had challenged the enforceability of its supply contract with the company and may seek alternate arrangements. Smitty's provided Fleming with the opportunity to match the terms offered by a competitor. The company has determined that the competitor's offer incorrectly excludes freight costs and is not a bona fide offer. The supply contract will expire in 31 months if the company matches any bona fide competing offer and in 15 months if it does not. The company intends to comply fully with the supply contract and expects Smitty's to do likewise. Smitty's purchased approximately $290 million of products from the company during 1994.

     The company has been named in two related legal actions filed in the U.S. District Court in Miami in December 1993. The litigation is complex, discovery has not commenced, and the ultimate outcome cannot presently be determined. Furthermore, the company is unable to predict a potential range of monetary exposure, if any, to the company. Based on the recovery sought, an unfavorable judgment could have a material adverse effect on the company.

     Management believes that several factors negatively affecting earnings in 1994 are likely to continue. Such factors include: flat wholesale sales; lack of food price inflation; operating losses in certain company-owned retail stores; increased interest expense, goodwill amortization and integration costs related to the acquisition; and a higher effective tax rate.

1993 AND 1992

     NET SALES. Net sales in 1993 increased by $199 million, or 1.5%, to $13.09 billion from $12.89 billion for 1992. The net sales increase was primarily due to the following items, none of which individually was material to net sales: the inclusion of a full year of operation of Baker's Supermarkets Inc. in 1993, compared to 12 weeks in 1992, and the addition of the Garland, Texas distribution center purchased in August 1993. Also contributing to the 1993 increase were the addition of new customers, including Kmart. For 1993, the company experienced food price deflation of 0.1% compared to deflation of 1.0% in 1992.

     Tonnage of food product sold in 1993 was essentially the same as 1992. The lower tonnage growth rate reflects sluggish retail food industry sales and the lack of net expansion of the company's customer base.

     GROSS MARGIN. Gross margin in 1993 increased by $39 million, or 5.3%, to $765 million from $726 million for 1992 and increased as a percentage of net sales to 5.85% from 5.64% in 1992. The increase in gross margin was due to increased net sales by company-owned stores (which included the 10 Baker's Supermarkets Inc. stores acquired in September 1992). Retail operations typically have a higher gross margin than wholesale operations. Product handling expense for 1993 decreased as a percentage of net sales from 1992. The resulting increase in gross margin was offset in part by lower wholesale margins.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense in 1993 increased $63 million, or 12.8%, to $558 million from $495 million in 1992 and increased as a percentage of net sales to 4.27% from 3.84%. The increase was due primarily to the higher selling and administrative expense associated with a higher number of company-owned stores (which included 10 Baker's stores acquired at the beginning of the fourth quarter of 1992). Retail operations generally have higher selling expenses than wholesale operations. In addition, selling and administrative expense included credit loss expense of $52 million in 1993 compared with $28 million in 1992. The increase was due to the combined effects on customers' financial conditions of sluggish retail sales, intensified retail competition and lack of food price inflation. These increases were offset in part by reductions in certain other selling and administrative expense categories.

     Furthermore, in 1993, selling and administrative expense was affected by several non-recurring items. The company recorded $11 million of pre-tax income resulting from cash received from the favorable resolution of litigation and a $1 million accrual for expected settlements in other legal proceedings. The company estimated that its contingent liability for lease obligations exceeded its previously established reserves by $2 million and recorded this amount as an expense. A $5 million gain from a real estate transaction was also recorded.

     INTEREST EXPENSE. Interest expense in 1993 declined $3 million, to $78 million from $81 million in 1992. The decrease in 1993 was due primarily to lower short-term interest rates and lower average borrowing levels. The company entered into interest rate hedge agreements to manage its exposure to interest rates.

     INTEREST INCOME. Interest income in 1993 increased by $3 million, to $63 million from $60 million in 1992. The increase was due to higher outstanding notes receivable and direct financing leases, partially offset by a slight decline in interest rates. Interest income consists primarily of interest earned on notes receivable and income generated from direct financing leases of retail stores and related equipment.

     EQUITY INVESTMENT RESULTS. The company's share of operating losses from equity investments in certain customers (including customers participating in the company's equity store program or the business development venture program) accounted for under the equity method in 1993 decreased by $3 million, to $12 million from $15 million in 1992. The improvement was due to improved operating performance by certain of the company's business development ventures partially offset by the company's share of losses from customers participating in the company's equity store program.

     EARLY DEBT RETIREMENT. In the fourth quarters of 1993 and 1992, the company recorded extraordinary losses related to the early retirement of debt. In 1993, the company retired $63 million of the 9.5% debentures at a cost of $2 million, net of tax benefits of $2 million. In 1992, the company recorded a charge of $6 million, net of tax benefits of $4 million. The 1992 costs related to retiring $173 million aggregate principal amount of convertible notes, $30 million aggregate principal amount of 9.5% debentures and certain other debt.

     TAXES ON INCOME. The effective income tax rate for 1993 increased to 48% from 39% in 1992. The increase was primarily due to facilities consolidation and related restructuring charges. As a result, pre-tax income was reduced, causing nondeductible items for tax purposes to have a larger impact on the effective tax rate. In addition, both the federal and state income tax rates increased by 1% due to a new tax law enacted in 1993. Moreover, the 1992 effective rate had been reduced due to favorable settlements of tax assessments recorded in prior years.

     CERTAIN ACCOUNTING MATTERS. Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan (as amended by Statement of Financial Accounting Standards No. 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures) will be effective in the first quarter of 1995. These statements require that loans that are determined to be impaired must be measured by the present value of expected future cash flows discounted at the loan's effective interest rate or collateral values. The impact on the consolidated statements of earnings and financial position is expected to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES


Capital Structure (In millions)        1994    %       1993    %
                                     ------  -----   ------  -----
Long-term debt                       $1,752   54.8%  $  728   34.0%
Capital lease obligations               369   11.5      350   16.4
                                     ------  -----   ------  -----
Total debt                            2,121   66.3    1,078   50.4
Shareholders' equity                  1,079   33.7    1,060   49.6
                                     ------  -----   ------  -----
Total capital                        $3,200  100.0%  $2,138  100.0%
                                     ======  =====   ======  =====

Includes current maturities of long-term debt and current obligations under capital leases.

     Fleming's capital structure changed significantly as a result of the July 19, 1994 acquisition of Scrivner. The acquisition was financed, and a large portion of the existing debt of both Fleming and Scrivner was refinanced, through a $2.2 billion revolving credit and term loan agreement entered into with a group of banks. Upon execution of the new credit agreement the company terminated its $400 million and $200 million bank credit agreements. In December, the company sold $300 million of 10.625% seven-year senior notes and $200 million of floating rate seven-year senior notes in a public offering and retired the $500 million two-year loan tranche of the credit agreement with the proceeds.

     The company's credit ratings for its senior unsecured long-term debt were downgraded from investment grade to Ba1 and BB+ by Moody's and Standard & Poor's, respectively, as a result of the additional debt incurred in the acquisition. However, in late February 1995, Standard
& Poor's placed its rating of Fleming's senior unsecured long-term debt on CreditWatch with negative implications. Standard & Poor's expressed concerns that lower than expected earnings for the third and fourth quarters of 1994, combined with re-engineering costs that are now anticipated to reduce 1995 earnings below Standard & Poor's prior expectations, will limit the company's ability to reduce acquisition-related debt.

     The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. Borrowings under the two remaining tranches of the credit agreement totaled $1.08 billion at the end of 1994, their maximum level for the year. Borrowings under the new agreement, excluding the $500 million two-year tranche, averaged $998 million. At year end, the $800 million six-year amortizing term loan was fully drawn and $280 million was drawn on the $900 million five-year revolving credit facility.

     Borrowings under the credit agreement are guaranteed by most of the company's subsidiaries and are secured by the company's accounts receivable, inventories and a pledge of the stock of most subsidiaries. These security provisions will terminate at such time that the company's credit ratings for unsecured senior long-term debt improve to investment grade status. The company was also required to pledge its intercompany receivables as security for its medium-term notes and its 9.5% debentures and to provide guarantees from most of its subsidiaries. Additionally, it has provided guarantees from most of its subsidiaries in favor of the senior notes.

     The credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following covenants: maintenance of a consolidated-debt-to-net-worth ratio of not more than
2.45 to 1; maintenance of a minimum consolidated net worth of at least $857 million; maintenance of a fixed charge coverage ratio of at least
1.40 to 1; a limitation on restricted payments (including dividends and company stock repurchases); prohibition of certain liens; prohibitions of certain mergers, consolidations and sales of assets; restrictions on the incurrence of debt and additional guarantees; limitations on transactions with affiliates; limitations on acquisitions and investments; limitations on capital expenditures; and a limitation on payment restrictions affecting subsidiaries. The company is permitted to pay dividends or repurchase capital stock in the aggregate amount of approximately $50 million each year. At year-end 1994 the consolidated-debt-to-net-worth test would have allowed the company to borrow an additional $489 million and the fixed charge coverage test would have allowed the company to incur an additional $22 million of annual interest expense. Covenants associated with the senior notes are generally less restrictive than those of the bank facility. At year-end 1994, the company was in compliance with all financial covenants under the credit agreement and the senior note indentures. Continued compliance over the near-term will depend on the company's ability to generate sufficient earnings during the implementation of re-engineering and integration of Scrivner.

     Pricing under the credit agreement automatically increases with respect to certain rating declines. Despite the effect of reduced earnings and the CreditWatch action by Standard & Poor's, the company believes that appropriate means are available to maintain adequate liquidity for the foreseeable future at acceptable rates.

     The credit agreement may be terminated in the event of a defined change of control. Under the indentures for the senior notes, the noteholders may require the company to repurchase the notes in the event of a defined change of control and defined decline in credit ratings.

     In October 1994, the company acquired $33 million of a $97 million series of medium-term notes pursuant to an offer to purchase which resulted from the Scrivner acquisition and the related downgrade of the company's long-term credit ratings. This redemption was funded by borrowings under the credit agreement.

     At year-end 1994 the company had $130 million of contingent obligations under undrawn letters of credit, primarily related to insurance reserves associated with its normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

     Operating activities generated $333 million of net cash flows for 1994 compared to $209 million in 1993. The increase is principally due to the Scrivner acquisition, lower working capital requirements (excluding Scrivner) and higher deferred taxes. Working capital was $496 million at year end, an increase from $442 million at year-end 1993. The current ratio decreased to 1.38 to 1, from 1.48 to 1 at year-end 1993. Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs, capital expenditures and cash needs of approximately $50 million for the facilities consolidation and restructuring plan.

     Capital expenditures for 1994 were approximately $140 million. The increase over prior year is due to expansion projects at several distribution centers and additions of normal Scrivner expenditures subsequent to the acquisition. Management expects that 1995 capital expenditures, excluding acquisitions, if any, will approximate $100 million.

     Uncommitted bank lines were used prior to the Scrivner acquisition when rates were lower than commercial paper rates. During 1994, borrowings under these lines averaged $115 million and ranged up to $280 million. There were no borrowings outstanding at year-end 1994.
Commercial paper borrowings, which ceased prior to the Scrivner acquisition, averaged $41 million during 1994 and ranged up to $166 million.

     Fleming makes investments in and loans to its retail customers, primarily in conjunction with the establishment of long-term supply agreements. At year-end 1994 these investments and loans of $471 million, combined with trade receivables of $297 million, totaled $768 million, a $157 million net increase from 1993 due primarily to the Scrivner acquisition. Net investments and loans increased $92 million, from $379 million to $471 million. However, there was no sale of notes in 1994, compared to a $67 million sale in 1993. In addition, net trade receivables increased $65 million, from $232 million to $297 million. These increases primarily resulted from the Scrivner acquisition.

     Trade receivables in 1994 had a turnover rate of 50.4 times, up from 45.3 times the prior year. Inventory turns increased slightly to
13.2 times in 1994 compared to 13.1 times the year before. Both of these changes were influenced by the large mix of retail operations of Scrivner.

     Long-term debt and capital lease obligations increased $1.04 billion to $2.12 billion during 1994 as a result of the acquisition. Shareholders' equity at the end of 1994 was $1.08 billion.

     The year-end debt-to-capital ratio increased to 66.3%, above last year's ratio of 50.4%. The company's long-term target ratio is approximately 50%. Total capital was $3.2 billion at year end, up $1.06 billion from the prior year.

     The composite interest rate for total funded debt (excluding capital lease obligations) before the effect of interest rate hedges was 7.6% at year end, versus 4.8% a year earlier, principally due to higher interest rates and to a lesser extent refinancing activities associated with the Scrivner acquisition. Including the effect of interest rate hedges, the composite interest rate of debt was 8.4% and 4.9% at the end of 1994 and 1993, respectively. See the Long-Term Debt note to consolidated financial statements for additional discussion regarding derivatives.

     The dividend payments of $1.20 per common share in 1994 and 1993 were 79% and 125% of primary net earnings per share in 1994 and 1993 respectively. The payout ratio would have been 44% in 1993 before fourth quarter charges for facilities consolidation and restructuring and debt prepayment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to pages 3 through 6 of the company's proxy statement dated March 17, 1995, in connection with its annual meeting of shareholders to be held on May 3, 1995. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to pages 11 through 20 of the company's proxy statement dated March 17, 1995, in connection with its annual meeting of shareholders to be held on May 3, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to pages 9 and 10 of the company's proxy statement dated March 17, 1995, in connection with its annual meeting of shareholders to be held on May 3, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.   Financial Statements:                               Page No.
                                                                 --------

          - Consolidated Statements of Earnings -
            For the years ended December 31, 1994,
            December 25, 1993, and December 26, 1992                 28

          - Consolidated Balance Sheets -
            At December 31, 1994, and December 25, 1993              29

          - Consolidated Statements of Shareholders' Equity -
            For the years ended December 31, 1994,
            December 25, 1993, and December 26, 1992                 30

          - Consolidated Statements of Cash Flows -
            For the years ended December 31, 1994,
            December 25, 1993, and December 26, 1992                 31

          - Notes to Consolidated Financial Statements -
            For the years ended December 31, 1994,
            December 25, 1993, and December 26, 1992                 32

          - Independent Auditors' Report                             50

          - Quarterly Financial Information (Unaudited)              51

(a)   2.  Financial Statement Schedule:

          - Schedule II - Valuation and Qualifying Accounts          53

      All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 1994, December 25, 1993, and December 26, 1992 (In thousands, except per share amounts)

================================================================================
                                         1994             1993           1992
- --------------------------------------------------------------------------------
Net sales                           $15,753,487      $13,092,145    $12,893,534
Costs and expenses:
     Cost of sales                   14,606,963       12,326,778     12,166,858
     Selling and administrative         962,929          558,470        494,983
     Interest expense                   120,408           78,029         81,102
     Interest income                    (63,943)         (62,902)       (59,477)
     Equity investment results           14,793           11,865         15,127
     Facilities consolidation and             -          107,827              -
       restructuring
- --------------------------------------------------------------------------------
       Total costs and expenses      15,641,150       13,020,067     12,698,593
- --------------------------------------------------------------------------------
Earnings before taxes                   112,337           72,078        194,941
Taxes on income                          56,168           34,598         76,037
- --------------------------------------------------------------------------------
Earnings before extraordinary loss       56,169           37,480        118,904
Extraordinary loss from early                 -            2,308          5,864
   retirement of debt
- --------------------------------------------------------------------------------
Net earnings                         $   56,169        $  35,172     $  113,040
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Net earnings per share:
  Primary before extraordinary loss       $1.51            $1.02          $3.33
  Extraordinary loss                          -              .06            .16
- --------------------------------------------------------------------------------
  Primary                                 $1.51            $ .96          $3.16
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
  Fully diluted before extraordinary      $1.51            $1.02          $3.21
    loss
  Extraordinary loss                          -              .06            .15
- --------------------------------------------------------------------------------
  Fully diluted                           $1.51            $ .96          $3.06
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Weighted average shares outstanding      37,254           36,801         35,759
================================================================================

Sales to customers accounted for under the equity method were approximately $1.6 billion, $1.6 billion and $1.3 billion in 1994, 1993 and 1992, respectively.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 1994, and December 25, 1993
(In thousands, except per share amounts)

================================================================================
Assets                                                   1994           1993
- --------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                           $   28,352     $    1,634
  Receivables                                            364,884        301,514
  Inventories                                          1,301,980        923,280
  Other current assets                                   124,865        134,229
- --------------------------------------------------------------------------------
     Total current assets                              1,820,081      1,360,657
Investments and notes receivable                         402,603        309,237
Investment in direct financing leases                    230,357        235,263
Property and equipment:
  Land                                                    66,702         49,580
  Buildings                                              366,109        268,317
  Fixtures and equipment                                 656,068        466,904
  Leasehold improvements                                 199,713        133,897
  Leased assets under capital leases                     167,362        143,207
- --------------------------------------------------------------------------------
                                                       1,455,954      1,061,905
     Less accumulated depreciation and amortization      467,830        426,846
- --------------------------------------------------------------------------------
       Net property and equipment                        988,124        635,059
Other assets                                             179,332         90,633
Goodwill                                                 987,832        471,783
- --------------------------------------------------------------------------------
Total assets                                          $4,608,329     $3,102,632
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
- --------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                    $  960,333     $  682,988
  Current maturities of long-term debt                   110,321         61,329
  Current obligations under capital leases                15,780         13,172
  Other current liabilities                              237,197        161,043
- -------------------------------------------------------------------------------
    Total current liabilities                          1,323,631        918,532
Long-term debt                                         1,641,390        666,819
Long-term obligations under capital leases               353,403        337,009
Deferred income taxes                                     51,279         27,500
Other liabilities                                        160,071         92,366
Shareholders' equity:
  Common stock, $2.50 par value, authorized -
    100,000 shares, issued and outstanding -
    37,480 and 36,940 shares                              93,705         92,350
  Capital in excess of par value                         494,966        489,044
  Reinvested earnings                                    503,962        492,250
  Cumulative currency translation adjustment             (2,972)           (288)
- -------------------------------------------------------------------------------
                                                       1,089,661      1,073,356
    Less ESOP note                                        11,106         12,950
- -------------------------------------------------------------------------------
       Total shareholders' equity                      1,078,555      1,060,406
- -------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $4,608,329     $3,102,632
================================================================================

Receivables include $37 million and $48 million in 1994 and 1993, respectively, due from customers accounted for under the equity method.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 1994, December 25, 1993, and December 26, 1992 (In thousands)

==========================================================================================
                                       1994                1993               1992
                                 ----------------    ----------------    ---------------
                                 Shares    Amount    Shares    Amount    Shares   Amount
- ----------------------------------------------------------------------------------------
Common stock:
  Beginning of year              36,940   $  92,350  36,698   $  91,746  35,433  $  88,584
  Incentive stock and
    stock ownership plans           540       1,355     242         604     191        478
  Stock issued for acquisition        -           -       -           -   1,074      2,684
- ------------------------------------------------------------------------------------------
  End of year                    37,480      93,705  36,940      92,350  36,698     91,746
                                 ======      ------  ======      ------  ======     ------
Capital in excess of par value:
  Beginning of year                         489,044             482,107            445,501
  Incentive stock and
    stock ownership plans                     5,922               6,937              5,165
  Stock issued for acquisition                    -                   -             31,441
- ------------------------------------------------------------------------------------------
  End of year                               494,966             489,044            482,107
- ------------------------------------------------------------------------------------------
Reinvested earnings:
  Beginning of year                          492,250            501,231            431,120
  Net earnings                                56,169             35,172            113,040
  Cash dividends, $1.20 per share            (44,457)           (44,153)           (42,929)
- ------------------------------------------------------------------------------------------
  End of year                                503,962            492,250            501,231
- ------------------------------------------------------------------------------------------
Cumulative currency translation adjustment:
  Beginning of year                             (288)                 -
  Currency translation adjustments            (2,684)              (288)
- ------------------------------------------------------------------------------------------
  End of year                                 (2,972)              (288)
- ------------------------------------------------------------------------------------------
ESOP note:
  Beginning of year                          (12,950)           (14,650)           (16,218)
  Payments                                     1,844              1,700              1,568
- ------------------------------------------------------------------------------------------
  End of year                                (11,106)           (12,950)           (14,650)
- ------------------------------------------------------------------------------------------
Total shareholders' equity, end of year   $1,078,555         $1,060,406         $1,060,434
==========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1994, December 25, 1993, and December 26, 1992 (In thousands)

========================================================================================
                                                           1994       1993       1992
- ----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                          $  56,169   $  35,172  $ 113,040
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                         145,910     101,103     93,827
    Credit losses                                          61,218      52,018     28,258
    Deferred income taxes                                  30,430     (24,471)    11,343
    Equity investment results                              14,793      11,865     15,128
    Consolidation and reserve activities, net             (29,304)     87,211    (31,226)
    Change in assets and liabilities, excluding
     effect of acquisitions:
      Receivables                                           1,964     (16,420)   (75,924)
      Inventories                                          57,689      58,625       (440)
      Other assets                                         13,346     (48,984)   (10,218)
      Accounts payable                                     30,691     (38,472)   (41,285)
      Other liabilities                                   (50,083)    (10,883)   (16,566)
    Other adjustments, net                                     39       1,779      3,918
- -----------------------------------------------------------------------------------------
      Net cash provided by operating activities           332,862     208,543     89,855
- -----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on notes receivable                         111,149      82,497     88,851
  Notes receivable funded                                (122,206)   (130,846)  (168,814)
  Notes receivable sold                                         -      67,554     44,970
  Businesses acquired                                    (387,488)    (51,110)    (8,233)
  Proceeds from sale of businesses                          6,682           -          -
  Purchase of property and equipment                     (150,057)    (55,554)   (66,376)
  Proceeds from sale of property and equipment             14,917       2,955      3,603
  Investments in customers                                (12,764)    (37,196)   (17,315)
  Proceeds from sale of investments                         4,933       7,077      9,763
  Other investing activities                               (2,793)        197       (353)
- -----------------------------------------------------------------------------------------
      Net cash used in investing activities              (537,627)   (114,426)  (113,904)
- -----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                    2,225,751     331,502    462,726
  Principal payments on long-term debt                 (1,912,717)   (373,693)  (383,188)
  Principal payments on capital lease obligations         (13,990)    (11,316)   (10,904)
  Sale of common stock under incentive stock and
    stock ownership plans                                   7,277       7,541      5,653
  Dividends paid                                          (44,457)    (44,153)   (42,929)
  Redemption of preferred stock                                 -           -    (19,100)
  Other financing activities                              (30,381)     (7,076)    (4,587)
- -----------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                              231,483     (97,195)     7,671
- -----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       26,718      (3,078)   (16,378)
Cash and cash equivalents, beginning of year                1,634       4,712     21,090
- -----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $  28,352     $ 1,634   $  4,712
=========================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1994, December 25, 1993, and December 26, 1992

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR: The company's fiscal year ends on the last Saturday in December. Fiscal year 1994 was 53 weeks; 1993 and 1992 were 52 weeks. The impact of the additional week in 1994 is not material to the results of operations or financial position.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include all material subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is used for investments in certain entities in which the company has an investment in common stock of between 20% and 50%. Under the equity method, original investments are recorded at cost and adjusted by the company's share of earnings or losses of these entities and for declines in estimated realizable values deemed to be other than temporary.

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of liquid investments readily convertible to cash with a maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

     RECEIVABLES: Receivables include the current portion of customer notes receivable of $68 million (1994) and $70 million (1993). Receivables are shown net of allowance for credit losses of $40 million (1994) and $44 million (1993). The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited.

     INVENTORIES: Inventories are valued at the lower of cost or market. Most grocery and certain perishable inventories are valued on a last-in, first-out
(LIFO) method. Other inventories are valued on a first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful asset lives using the straight-line method. Asset impairments are recorded when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such impairment losses are measured by the excess of the carrying amount of the asset over the fair value of the related asset.

     The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements - 20 to 40 years; warehouse, transportation and other equipment - 3 to 10 years; mechanized warehouse equipment - 15 years; and data processing equipment - 5 to 7 years.

     GOODWILL: The excess of purchase price over the value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $97 million (1994) and $74 million (1993). Goodwill is written down if it is probable that estimated undiscounted operating income generated by the related assets will be less than the carrying amount.

     FINANCIAL INSTRUMENTS: Interest rate hedge transactions and other financial instruments are utilized to manage interest rate exposure. The difference between amounts to be paid or received is accrued and recognized over the life of the contracts. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the Investments and Notes Receivable and Long-Term Debt notes.

     TAXES ON INCOME: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

     FOREIGN CURRENCY TRANSLATION: Net exchange gains or losses resulting from the translation of assets and liabilities of an international investment are included in shareholders' equity.

     NET EARNINGS PER SHARE: Primary earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on primary earnings per common share is not materially dilutive. Fully diluted earnings per share in 1992 assume conversion of convertible subordinated notes redeemed that year.

ACQUISITIONS

     As of July 1994, the company completed the acquisition of all the outstanding stock of Haniel Corporation, the parent of Scrivner Inc. ("Scrivner"). The company paid $388 million in cash and refinanced substantially all of Scrivner's existing indebtedness (approximately $670 million in aggregate principal and premium). In connection with the acquisition, the company refinanced approximately $340 million in aggregate principal amount of its own indebtedness.

     The acquisition has been accounted for as a purchase and the results of operations of Scrivner have been included in the consolidated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values at the date of the acquisition. At December 31, 1994, the excess of purchase price over assets acquired was $540 million and is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the company and Scrivner as if the acquisition had occurred at the beginning of 1993, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

=============================================================================
                                                        Dec. 31,     Dec. 25,
(In thousands, except per share amounts)                  1994         1993
- -----------------------------------------------------------------------------
Net sales                                            $18,977,000  $19,109,000
Net earnings                                             $43,000      $19,000
Net earnings per share                                     $1.15         $.53
=============================================================================

     In 1994, the company acquired the remaining common stock of a supermarket operator of a 24-store chain with locations in Missouri and Kansas. The acquisition was accounted for as a purchase. The results are not material to the company.

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

     In 1992, the company acquired the common stock of Baker's Supermarkets, the operator of 10 supermarkets located in Omaha, Nebraska. The acquisition was accounted for as a purchase. The results of Baker's operations are not material to the company.

INVENTORIES

     Inventories are valued as follows:

==============================================================================
                                                        Dec. 31,      Dec. 25,
(In thousands)                                            1994          1993
- ------------------------------------------------------------------------------
LIFO method                                            $1,014,381     $638,383
FIFO method                                               287,599      284,897
- ------------------------------------------------------------------------------
Inventories                                            $1,301,980     $923,280
==============================================================================

     Current replacement cost of LIFO inventories were greater than the carrying amounts by approximately $19 million at December 31, 1994, and $13 million at December 25, 1993.

INVESTMENTS AND NOTES RECEIVABLE

     Investments and notes receivable consist of the following:

==============================================================================
                                                         Dec. 31,     Dec. 25,
(In thousands)                                             1994         1993
- ------------------------------------------------------------------------------
Investments in and advances to customers                $ 163,090    $ 164,292
Notes receivable from customers                           219,852      133,935
Other investments and receivables                          19,661       11,010
- ------------------------------------------------------------------------------
Investments and notes receivable                         $402,603     $309,237
==============================================================================

     The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Investments and notes receivable are shown net of allowance for credit losses of $9 million and $18 million in 1994 and 1993, respectively. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on the notes.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 114 - Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures). These new statements require that loans determined to be impaired be measured by the present value of expected future cash flows discounted at the loan's effective interest rate or collateral values. The new standards are effective for the first quarter of 1995. The impact on the consolidated statements of earnings and financial position is expected to be immaterial.

     The company has sold certain notes receivable at face value with limited recourse. The outstanding balance at year-end 1994 on all notes sold is $162 million, of which the company is contingently liable for $29 million should all the notes become uncollectible.

LONG-TERM DEBT

     Long-term debt consists of the following:

==============================================================================
                                                            Dec. 31,  Dec. 25,
(In thousands)                                                1994       1993
- -------------------------------------------------------------------------------
Term bank loans, due 1995 to 2000,
  average interest rates of 6.6% and 3.7%                  $ 800,000  $160,000
10.625% senior notes due 2001                                300,000         -
Revolving bank credit, average interest
  rate of 6.6%                                               280,000         -
Floating rate senior notes due 2001, annual
  payments of $1,000 in 1999 and 2000,
  current rate of 8.7%                                       200,000         -
Medium-term notes, due 1995 to 2003,
  average interest rates of 6.9% and 7.5%                    155,950   222,450
Commercial paper, average interest
  rate of 3.3%                                                     -   165,866
Unsecured credit lines, average
  interest rates of 3.3%                                           -   145,000
9.5% debentures, due 2010, annual
  sinking fund payments of
  $5,000 commencing in 1997                                    7,000     7,000
Guaranteed bank loan of employee
  stock ownership plan                                             -    12,950
Mortgaged real estate notes and other debt,
  varying interest rates from 4% to
  14.35%, due 1995 to 2003                                     8,761    14,882
- ------------------------------------------------------------------------------
                                                           1,751,711   728,148
Less current maturities                                      110,321    61,329
- ------------------------------------------------------------------------------
Long-term debt                                            $1,641,390  $666,819
==============================================================================

     FIVE YEAR MATURITIES: Aggregate maturities of long-term debt for the next five years are as follows: 1995-$110 million; 1996-$58 million; 1997-$136 million; 1998-$191 million and 1999-$234 million.

   REVOLVING CREDIT AND TERM LOAN AGREEMENT: In 1994, in connection with the acquisition of Scrivner, the company redeemed a portion of its medium-term notes and repaid all of its borrowings under uncommitted credit lines, commercial paper programs, all term bank loans, the employee stock ownership plan loan and certain other debt. The company also repaid substantially all the debt of Scrivner and its parent. The debt redemptions and repayments, as well as the purchase price of $388 million for the common stock, were financed by borrowing $1.6 billion under a new $2.2 billion committed revolving credit and term loan agreement with a group of banks. Upon execution of the credit agreement, the company terminated its $400 million and $200 million bank credit agreements.

     The credit agreement carries an annual facility fee and a commitment fee on any unused amount for the revolving credit portion. Interest rates are based on various money market rate options selected by the company at the time of borrowing. Borrowings under the revolving credit portion of the credit agreement mature in 1999 and the term bank loans mature in 2000.

     In December 1994, the company repaid $500 million of term bank loans under the credit agreement upon the sale of the 10.625% $300 million senior notes and $200 million floating rate senior notes.

     The credit agreement and senior note indentures contain customary covenants associated with similar facilities. The credit agreement currently contains the following financial covenants: maintenance of a consolidated-debt-to-net-worth ratio of not more than 2.45 to 1; maintenance of a minimum consolidated net worth of at least $857 million; and maintenance of a fixed charge coverage ratio of at least 1.40 to 1. The company is currently in compliance with all financial covenants under the credit agreement and senior note indentures. As of December 31, 1994, the restricted payments test would have allowed the company to pay dividends or repurchase capital stock in the aggregate amount of $50 million. The consolidated-debt-to-net-worth test would have allowed the company to borrow an additional $489 million. The fixed charge coverage test would have allowed the company to incur an additional $22 million of annual interest expense.

     The credit agreement and the senior note indentures also place significant restrictions on the company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity.

     The credit agreement contains a provision that, in the event of a defined change of control, the agreement may be terminated. The indentures for the senior notes provide an option for the noteholders to require the company to repurchase the notes in the event of a defined change of control and defined decline in credit ratings.

     Prior to the acquisition of Scrivner, the company employed a financing program for variable financing needs consisting of uncommitted bank credit lines and two commercial paper programs supported by committed bank credit. The agreement effectively restricts borrowings under these facilities.

     MEDIUM-TERM NOTES: The company has registered $565 million in medium-term notes. Of this, $290 million may be issued from time to time, at fixed or floating rates, as determined at the time of issuance. The agreement effectively limits any new issues to debt with maturities after December 2000. The security provisions for the agreement required the company to equitably and ratably secure the medium-term notes. Security for the medium-term notes consists of guarantees from most of the company's subsidiaries and a pledge of intercompany receivables.

     The carrying value of assets collateralized under mortgaged real estate notes and other debt is not material.

     INTEREST EXPENSE: Components of interest expense are as follows:

===============================================================================
(In thousands)                                    1994        1993       1992
- -------------------------------------------------------------------------------
Interest costs incurred:
 Long-term debt                               $ 83,748     $44,628    $50,524
 Capital lease obligations                      33,718      31,355     29,103
 Other                                           3,306       2,046      1,475
- -------------------------------------------------------------------------------
 Total incurred                                120,772      78,029     81,102
Less interest capitalized                          364           -          -
- -------------------------------------------------------------------------------
Interest expense                              $120,408     $78,029    $81,102
===============================================================================

     EARLY RETIREMENT OF DEBT: In 1993 and 1992, the company recorded extraordinary losses for early retirement of debt. In 1993, the company retired $63 million of the 9.5% debentures. The extraordinary loss was $2 million, after income tax benefits of $2 million, or $.06 per share. The funding source for the early redemption was the sale of notes receivable. In 1992, the company retired the $173 million of convertible subordinated notes, $30 million of the 9.5% debentures and certain other debt. The extraordinary loss was $6 million, after income tax benefits of $4 million, or $.15 per share. Funding sources related to the 1992 early retirement were bank lines, medium-term notes, sale of notes receivable and commercial paper.

     SUBSIDIARY GUARANTEE OF SENIOR NOTES: The senior notes are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

     The following summarized financial information for the combined subsidiary guarantors has been prepared from the books and records maintained by the subsidiary guarantors and the company. Intercompany transactions are eliminated. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities. The summarized financial information includes allocations of material amounts of expenses such as corporate services and administration, interest expense on indebtedness and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

==============================================================================
(In thousands)                                           1994        1993
- ------------------------------------------------------------------------------
Current assets                                         $754,000   $1,168,000
Noncurrent assets                                    $1,405,000   $1,579,000
Current liabilities                                    $501,000     $764,000
Noncurrent liabilities                                 $875,000     $936,000
==============================================================================

==============================================================================
(In thousands)                           1994           1993         1992
- ------------------------------------------------------------------------------
Net sales                             $3,318,000    $11,759,000  $11,488,000
Costs and expenses                    $3,341,000    $11,674,000  $11,321,000
Earnings (loss) before
 extraordinary items                    $(12,000)       $44,000     $102,000
Net earnings (loss)                     $(12,000)       $42,000      $97,000
==============================================================================

     During 1994, the company merged a significant number of subsidiaries, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

     EMPLOYEE STOCK OWNERSHIP PLAN: The company's employee stock ownership plan (ESOP) allows substantially all associates to participate. ln 1989, the ESOP purchased 640,000 shares of common stock from the company at $31.25 per share, resulting in proceeds of $20 million. The ESOP borrowed the money from a bank. The company guaranteed the bank loan until 1994, when the company paid off the loan and the ESOP entered into a note with the company. The note terms are the same as the bank loan. The receivable from the ESOP is presented as a reduction of shareholders' equity. The ESOP will repay to the company the remaining loan balance with proceeds from company contributions.

     The company makes contributions based on fixed debt service requirements of the ESOP note. The ESOP used approximately $.5 million of common stock dividends for debt service in each of 1994, 1993 and 1992. During 1994, 1993 and 1992, the company recognized $1 million each year in compensation expense. Interest expense of $.8 million, $.5 million and $.7 million was recognized at average rates of 4.2%, 3.7% and 4.4% in 1994, 1993 and 1992, respectively.

     DERIVATIVES: The company enters into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The classes of derivative financial instruments used include interest rate swaps and caps. The credit agreement requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. Strategies for achieving the company's objectives have resulted in the company entering into interest rate swaps and caps covering $1 billion aggregate principal amount of floating rate indebtedness at year-end 1994. This amount exceeds the requirements set forth in the credit agreement.

     The average interest rate on the company's floating rate indebtedness is equal to the London interbank offered rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.79%, covering $750 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through eight counterparty banks, and which have an average remaining life of 3.5 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from an additional two counterparty banks covering $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next 3.8 years.

     The company believes its exposure to potential credit loss expense is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A+ or higher from Standard & Poor's Ratings Group and A1 or higher from Moody's Investor Service, Inc.) and the size and diversity of the counterparty banks.

     The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to maturity. However, the company believes this risk is minimized as it currently foresees no need to terminate any hedge agreements prior to their maturity. Also, interest rates for similar instruments have increased.

     At year-end 1994 and 1993, hedge agreements were in place that effectively fixed rates on $1 billion (referenced above) and $70 million, respectively, of the company's floating rate debt. Additionally, for 1993, $60 million of agreements converted fixed rate debt to floating and a $100 million transaction hedged the company's risk of fluctuation between prime rate and LIBOR. The maturities for hedge agreements covering $1 billion of debt range from 1995 to 2000. The counterparties to these agreements are major national and international financial institutions.

     Derivative financial instruments are reported in the balance sheet where the company has made a cash payment upon entering into the transaction. The carrying amount is amortized over the initial life of the hedge agreement. The company has a financial basis of $6.8 million in the interest rate cap agreements at year-end 1994. In addition, accrued interest payable or receivable for the interest rate agreements is included in the balance sheet. At year-end 1993, the company did not have any financial basis in the hedge agreements other than accrued interest payable or receivable.

     The company's payment obligations under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations and receivables are accounted for as interest expense.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of long-term debt as of year-end 1994 and 1993 was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year-end 1994, the carrying value of debt exceeded the fair value by $14 million. At year-end 1993, the fair value of debt exceeded the carrying amount by $14 million.

     For interest rate agreements, the fair value was estimated using termination cash values. At year-end 1994, the fair value of interest rate hedge agreements was $32 million. At year-end 1993, swap agreements had no fair value.

LEASE AGREEMENTS

     CAPITAL AND OPERATING LEASES: The company leases certain distribution facilities with terms generally ranging from 20 to 30 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years.

     The company leases company-owned retail store facilities with terms generally ranging from 3 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to three renewal options of two to five years. Certain other equipment is leased under agreements ranging from 2 to 8 years with no renewal options.

     Accumulated amortization related to leased assets under capital leases was $45 million and $42 million at year-end 1994 and 1993, respectively.

     Future minimum lease payment obligations for leased assets under capital leases as of year-end 1994 are set forth below:

==============================================================================
(In thousands)                                                      Lease
Years                                                            Obligations
- ------------------------------------------------------------------------------
1995                                                             $ 21,199
1996                                                               21,005
1997                                                               20,491
1998                                                               20,058
1999                                                               19,733
Later                                                             175,078
- ------------------------------------------------------------------------------
Total minimum lease payments                                      277,564
Less estimated executory costs                                        285
- ------------------------------------------------------------------------------
Net minimum lease payments                                        277,279
Less interest                                                     129,646
- ------------------------------------------------------------------------------
Present value of net minimum lease payments                       147,633
Less current obligations                                            7,463
- ------------------------------------------------------------------------------
Long-term obligations                                            $140,170
==============================================================================

     Future minimum lease payments required at year-end 1994 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

==============================================================================
(In thousands)         Facility  Facilities  Equipment  Equipment       Net
Years                  Rentals   Subleased    Rentals   Subleased     Rentals
- ------------------------------------------------------------------------------
1995                  $ 162,677  $ 80,440     $33,121    $ 6,419   $  108,939
1996                    151,015    71,572      24,693      6,314       97,822
1997                    139,247    64,395      14,241      4,182       84,911
1998                    128,031    55,231       8,266      2,126       78,940
1999                    112,932    44,338       5,106      1,404       72,296
Later                   781,195   208,948       2,451      1,290      573,408
- ------------------------------------------------------------------------------
Total lease
payments             $1,475,097  $524,924     $87,878    $21,735   $1,016,316
==============================================================================

     The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

==============================================================================
(In thousands)                               1994         1993        1992
- ------------------------------------------------------------------------------
Minimum rentals                            $160,065     $126,040    $123,189
Contingent rentals                              866          182         247
Less sublease income                         77,684       57,308      54,348
- ------------------------------------------------------------------------------
Rental expense                             $ 83,247     $ 68,914    $ 69,088
==============================================================================

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

     The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at December 31, 1994:

==============================================================================
(In thousands)                                  Lease Rentals       Lease
Years                                             Receivable      Obligations
- ------------------------------------------------------------------------------
1995                                               $ 43,306        $ 29,234
1996                                                 41,964          29,294
1997                                                 40,136          29,357
1998                                                 37,415          29,339
1999                                                 33,247          29,314
Later                                               273,566         258,304
- ------------------------------------------------------------------------------
Total minimum lease payments                        469,634         404,842
Less estimated executory costs                        1,948           1,941
- ------------------------------------------------------------------------------
Net minimum lease payments                          467,686         402,901
Less unearned income                                222,848               -
Less interest                                             -         181,351
- ------------------------------------------------------------------------------
Present value of net minimum
 lease payments                                     244,838         221,550
Less current portion                                 14,481           8,317
- ------------------------------------------------------------------------------
Long-term portion                                  $230,357        $213,233
==============================================================================

     Contingent rental income and contingent rental expense is not material.

FACILITIES CONSOLIDATION AND RESTRUCTURING

     The results in 1993 include a charge of $108 million for facilities consolidations, re-engineering, impairment of retail-related assets and elimination of regional operations. Facilities consolidations has resulted in the closure of four distribution centers and is expected to result in the closure of one additional facility the relocation of two operations and the consolidation of a center's administrative function. The related charge provides for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. The re-engineering component of the charge provides for severance costs of terminating associates displaced by the re-engineering plan. Impairment of retail-related assets provides for the present value of lease payments and assets associated with certain retail supermarket locations leased or owned by the company.

     The table presented below reflects changes to the facilities consolidation and restructuring reserves recorded in the balance sheets.

==============================================================================
                                               Re-engineering/  Consolidation
                                                  Severance      Costs/Assets
(In thousands)                       Total          Costs         Impairments
- ------------------------------------------------------------------------------
Balance, December 28, 1991          $54,000        $11,000          $43,000
Expenditures and write-offs         (24,108)        (2,852)         (21,256)
- ------------------------------------------------------------------------------
Balance, December 26, 1992           29,892          8,148           21,744
Charged to costs and expenses       107,827         25,136           82,691
Expenditures and write-offs         (52,198)        (8,148)         (44,050)
- ------------------------------------------------------------------------------
Balance, December 25, 1993           85,521         25,136           60,385
Expenditures and write-offs         (31,142)        (2,686)         (28,456)
- ------------------------------------------------------------------------------
Balance, December 31, 1994          $54,379        $22,450          $31,929
==============================================================================

TAXES ON INCOME

     Components of taxes on income (tax benefit) are as follows:

==============================================================================
(In thousands)                                1994          1993      1992
- ------------------------------------------------------------------------------
Current:
  Federal                                   $ 18,536       $48,742   $55,473
  State                                        7,202        10,327    11,814
- ------------------------------------------------------------------------------
  Total current                               25,738        59,069    67,287
- ------------------------------------------------------------------------------
Deferred:
  Federal                                     22,188       (20,160)    7,280
  State                                        8,242        (4,311)    1,470
- ------------------------------------------------------------------------------
  Total deferred                              30,430       (24,471)    8,750
- ------------------------------------------------------------------------------
Taxes on income                              $56,168       $34,598   $76,037
==============================================================================

     Deferred tax expense (benefit) relating to temporary differences includes the following components:

==============================================================================
(In thousands)                                1994           1993      1992
- ------------------------------------------------------------------------------
Depreciation and amortization               $ (4,967)       $   516   $ 2,161
Asset valuations and reserves                 20,396        (28,849)   14,807
Equity investment results                      6,255         (6,767)   (4,292)
Credit losses                                 11,728         (5,417)   (4,539)
Prepaid expenses                                 374          3,200         -
Lease transactions                            (1,448)        (2,307)     (230)
Noncompete agreement                             388          2,170     2,552
Associate benefits                            (3,665)        10,979    (2,977)
Note sales                                    (2,547)         1,880       623
Other                                          3,916            124       645
- ------------------------------------------------------------------------------
Deferred tax expense (benefit)               $30,430       $(24,471)  $ 8,750
==============================================================================

     Temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1994 and December 25, 1993 are as follows:

==============================================================================
(In thousands)                                            1994         1993
- ------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Depreciation and amortization                           $  6,028      $ 4,333
Asset valuations and
 reserve activities                                       78,622       57,522
Associate benefits                                        68,595       33,447
Credit losses                                             26,775       22,579
Equity investment results                                 10,969       13,848
Lease transactions                                        11,009        8,857
Inventory                                                 14,993        7,743
Acquired loss carryforwards                               10,690        4,514
Other                                                     18,533        7,385
- ------------------------------------------------------------------------------
Gross deferred tax assets                                246,214      160,228
Less valuation allowance                                  (4,514)      (6,514)
- ------------------------------------------------------------------------------
Total deferred tax assets                                241,700      153,714
- ------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
Depreciation and amortization                            154,688       88,609
Equity investment results                                  4,036        1,758
Lease transactions                                         1,743        1,623
Inventory                                                 63,666       18,401
Associate benefits                                        18,287       16,568
Asset valuations                                           6,552            -
Note sales                                                 3,373        3,555
Prepaid expenses                                           3,799        3,200
Other                                                     15,476        8,582
- ------------------------------------------------------------------------------
Total deferred tax liabilities                           271,620      142,296
- ------------------------------------------------------------------------------
Net deferred tax asset (liability)                     $ (29,920)    $ 11,418
==============================================================================

     The effect of the 1993 increase in the federal statutory rate to 35% on deferred tax assets and liabilities was immaterial. The valuation allowance contains $4 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

==============================================================================
                                                  1994       1993      1992
- ------------------------------------------------------------------------------
Statutory rate                                    35.0%      35.0%     34.0%
State income taxes, net of
  federal tax benefit                              8.9        5.4       4.4
Acquisition-related differences                    7.1        6.6       2.3
Possible assessments                                 -          -      (1.4)
Other                                             (1.0)       1.0       (.3)
- ------------------------------------------------------------------------------
Effective rate                                    50.0%      48.0%     39.0%
==============================================================================

SHAREHOLDERS' EQUITY

     The company offers a Dividend Reinvestment and Stock Purchase Plan which offers shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Shareholders reinvested dividends in 242,000 and 174,000 new shares in 1994 and 1993, respectively. Additional shares totaling 28,000 and 9,000 in 1994 and 1993, respectively, were purchased at market value by shareholders. In 1994, the company registered an additional 600,000 shares pursuant to this plan.

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

SEGMENT INFORMATION

     The following table sets forth, for each of the last three years the composition of the company's net sales and operating earnings.

==============================================================================
(In thousands)                           1994          1993           1992
- ------------------------------------------------------------------------------
NET SALES
- ------------------------------------------------------------------------------
Marketing and distribution            $15,680,925   $13,174,214   $13,125,801
Less: Elimination                       1,976,984       954,810       876,441
- ------------------------------------------------------------------------------
Net marketing and distribution         13,703,941    12,219,404    12,249,360
Retail food                             2,123,146       943,972       692,839
Corporate                                 (73,600)      (71,231)      (48,665)
- ------------------------------------------------------------------------------
Total                                 $15,753,487  $ 13,092,145   $12,893,534
- ------------------------------------------------------------------------------
OPERATING EARNINGS
- ------------------------------------------------------------------------------
Marketing and distribution               $222,951      $200,179      $222,335
Retail food                                 7,905         9,371         6,868
Corporate                                 (47,261)       (2,653)        2,490
- ------------------------------------------------------------------------------
Total operating earnings                  183,595       206,897       231,693
Interest expense                          120,408        78,029        81,102
Interest income                           (63,943)      (62,902)      (59,477)
Equity investment results                  14,793        11,865        15,127
Facilities consolidation and
 restructuring                                  -       107,827             -
- ------------------------------------------------------------------------------
Earnings before taxes                    $112,337      $ 72,078      $194,941
- ------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
- ------------------------------------------------------------------------------
Marketing and distribution               $ 98,806      $ 80,540       $75,885
Retail food                                33,455        14,922         9,135
Corporate                                  13,649         5,641         8,807
- ------------------------------------------------------------------------------
Total                                    $145,910      $101,103       $93,827
- ------------------------------------------------------------------------------
CAPITAL EXPENDITURES
- ------------------------------------------------------------------------------
Marketing and distribution               $107,550      $ 42,045        $52,092
Retail food                                25,647         8,134         7,933
Corporate                                   7,274         3,005         2,206
- ------------------------------------------------------------------------------
Total                                    $140,471       $53,184       $62,231
- ------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
- ---------------------------------------------------------------
Marketing and distribution             $3,261,711    $2,185,861
Retail food                               547,019       177,891
Corporate                                 799,599       738,880
- ---------------------------------------------------------------
Total                                  $4,608,329    $3,102,632
===============================================================


INCENTIVE STOCK PLANS

     The company's stock option plans allow the granting of nonqualified stock options and incentive stock options, with or without stock appreciation rights (SARs), to key associates.

     In 1994 and 1993, options with SARs were exercisable for 20,000 and 35,000 shares, respectively. Options without SARs were exercisable for 790,000 shares in 1994 and 841,000 shares in 1993. At year-end 1994, there were 208,000 shares available for grant under the stock option plans.

     Stock option transactions are as follows:

=============================================================================
(Shares in thousands)                            Options      Price Range
- -----------------------------------------------------------------------------
Outstanding, December 28, 1991                    1,168      $4.72 - 42.13
   Granted                                            4             $30.00
   Exercised                                         (28)   $12.88 - 29.81
   Canceled and forfeited                            (60)                -
- -----------------------------------------------------------------------------
Outstanding, December 26, 1992                     1,084     $4.72 - 42.13
   Exercised                                         (59)   $20.33 - 31.75
   Canceled and forfeited                            (42)
- -----------------------------------------------------------------------------
Outstanding, December 25, 1993                       983     $4.72 - 42.13
   Granted                                         1,782    $24.81 - 29.75
   Exercised                                          (7)    $4.72 - 25.19
   Canceled and forfeited                           (288)
- -----------------------------------------------------------------------------
Outstanding, December 31, 1994                     2,470    $10.29 - 42.13
=============================================================================

     The company has a stock incentive plan that allows awards to key associates of up to 400,000 restricted shares of common stock and phantom stock units. At year-end 1994, 62,000 shares were available for grant under the stock incentive plan. Certain restricted common shares issued in 1991 were forfeited and returned to the company since the performance objectives contained in the plans were not met and the plan expired. These shares were recorded at the market value when issued, $4 million, and were amortized to expense as earned. No amounts were expensed in 1993 or 1994, since objectives in those years were not met. In 1993, the $2 million unamortized portion was netted against capital in excess of par value within shareholders' equity. This unamortized portion was eliminated upon expiration of the plan. The shares reverted to treasury shares and $2 million is netted against capital in excess of par value within shareholders' equity.

     During 1994, 262,000 restricted shares were awarded. These shares were recorded at market value when issued, $6 million, and will be amortized to expense as earned. Approximately $500,000 of compensation expense was recognized during 1994. The unamortized portion is netted against capital in excess of par value within shareholders' equity.

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

     Contributory profit sharing plans maintained by the company are for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the board of directors. Expenses for these plans were $6 million, $2 million and $1 million in 1994, 1993 and 1992, respectively.

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

     The following table sets forth the company's defined benefit pension plans' funded status and the amounts recognized in the statements of earnings. Substantially all the plans' assets are invested in listed stocks, short-term investments and bonds. The significant actuarial assumptions used in the calculation of funded status for 1994 and 1993 are: discount rate - 8.75% and 7.5%, respectively; compensation increases - 4.5% and 4%, respectively; and return on assets - 9.5% for both years.

======================================================================================
                                 December 31, 1994            December 25, 1993
                                 -----------------            -----------------
                           Assets Exceed   Accumulated   Assets Exceed    Accumulated
                            Accumulated      Benefits     Accumulated       Benefits
(In thousands)               Benefits     Exceed Assets    Benefits      Exceed Assets
- --------------------------------------------------------------------------------------
Actuarial present
  value of accumulated
  benefit obligations:
  Vested                     $169,132        $ 9,126       $166,474        $ 9,587
  Total                      $176,380        $15,469       $174,332        $16,577
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Projected benefit
  obligations                $191,637        $17,342       $187,833        $18,302
Plan assets at
  fair value                  185,180              -        176,307              -
- --------------------------------------------------------------------------------------
Projected benefit
  obligation in
  excess of
  plan assets                   6,457         17,342        11,526          18,302
Unrecognized net
  loss                        (37,980)        (5,034)      (42,195)         (7,672)
Unrecognized prior
  service cost                 (1,684)          (667)       (2,293)           (777)
Unrecognized
  net asset (obligation)          159              -           291            (216)
- --------------------------------------------------------------------------------------
Pension liability (asset)    $(33,048)       $11,641      $(32,671)        $ 9,637
======================================================================================

     Net pension expense includes the following components:

============================================================================
(In thousands)                        1994      1993       1992
- ----------------------------------------------------------------------------
Service cost                        $ 7,476   $ 5,323    $ 4,997
Interest cost                        16,583    14,792     13,503
Actual (return) loss
  on plan assets                      5,064   (19,103)    (8,159)
Net amortization
   and deferral                     (20,611)    8,039     (5,030)
- ----------------------------------------------------------------------------
Net pension expense                 $ 8,512   $ 9,051    $ 5,311
============================================================================

     Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $56 million, $44 million and $40 million for 1994, 1993 and 1992, respectively

ASSOCIATE POSTRETIREMENT HEALTH CARE BENEFITS

     The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

     Components of postretirement benefits expense are as follows:

============================================================================
(In thousands)                  1994           1993        1992
- ----------------------------------------------------------------------------
Service cost                   $ 223          $ 140        $ 108
Interest cost                  1,542          1,628        1,430
Amortization of net loss         196            138            -
- ----------------------------------------------------------------------------
Postretirement expense        $1,961         $1,906       $1,538
============================================================================

     The composition of the accumulated postretirement benefit obligation
(APBO) and the amounts recognized in the balance sheets are presented below.

============================================================================
(In thousands)                               1994         1993
- ----------------------------------------------------------------------------
Retirees                                    $16,385      $13,299
Fully eligible actives                        1,046        1,916
Others                                        2,569        1,680
- ----------------------------------------------------------------------------
APBO                                         20,000       16,895
Unrecognized net loss                         2,010        3,333
- ----------------------------------------------------------------------------
Accrued postretirement benefit cost         $17,990      $13,562
============================================================================

     During 1993, a postretirement benefit obligation was settled. No additional benefit payments will be made for this terminated obligation.

     The weighted average discount rate used in determining the APBO was 8.75% and 7.5% for 1994 and 1993, respectively. For measurement purposes in 1994 and 1993, a 14% annual rate of increase in the per capita cost of covered medical care benefits was assumed. In both years, the rate was assumed to decrease to 8% by 2000, then to 7.5% in 2001 and thereafter. If the assumed health care cost increased by 1% for each future year the current cost and the APBO would have increased by 3% to 5% for all periods presented.

     The company also provides other benefits for certain inactive associates. Expenses related to these benefits are immaterial.

SUPPLEMENTAL CASH FLOWS INFORMATION

============================================================================
(In thousands)                           1994       1993     1992
- ----------------------------------------------------------------------------
Acquisitions:
 Fair value of assets acquired        $1,575,323  $111,077  $88,721
 Less:
 Liabilities assumed or created        1,198,050     9,057   39,781
  Existing company investment            (15,281)   50,628        -
  Common stock issued                          -         -   34,125
  Cash acquired                            5,066       282    6,582
- ----------------------------------------------------------------------------
  Cash paid, net of cash acquired     $  387,488  $ 51,110  $ 8,233
Cash paid during the year for:
  Interest, net of
   amounts capitalized                   $98,254   $79,634  $82,051
  Income taxes                           $40,414   $74,320  $65,884
Direct financing leases
  and related obligations                $15,640   $33,594  $27,507
Property and equipment
  additions by capital leases            $30,606   $21,011  $22,513
============================================================================

LITIGATION AND CONTINGENCIES

     In December 1993, the company and numerous other defendants were named in two suits filed in U.S. District Court in Miami. The plaintiffs allege liability on the part of the company as a consequence of an alleged fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek damages, treble damages, attorney's fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the allegations contained in the complaint.

     The litigation is complex, discovery has not commenced and the ultimate outcome cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable judgment could have a material adverse effect on the company. Management believes, however, that a material adverse effect on the company's consolidated financial position is not likely. The company intends to vigorously defend the actions.

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

     The company has been designated by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with others, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at such sites is joint and several with other responsible parties, the company believes that, to the extent it is ultimately determined to be liable for clean up at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations.

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

     The company has aggregate contingent liabilities for future minimum rental commitments made on behalf of customers of $227 million in 1994 and $370 million in 1993.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Oklahoma City, Oklahoma
February 23, 1995

QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)
(Unaudited)

======================================================================================================
1994                                      First       Second       Third        Fourth         Year
- ------------------------------------------------------------------------------------------------------
Net sales                              $4,031,980   $2,883,648   $4,141,538   $4,696,321   $15,753,487

Costs and expenses:
  Cost of sales                         3,777,967    2,699,029    3,818,129    4,311,838    14,606,963
  Selling and administrative              201,535      144,157      289,449      327,788       962,929
  Interest expense                         21,828       16,365       37,498       44,717       120,408
  Interest income                         (16,252)     (11,811)     (18,821)     (17,059)      (63,943)
  Equity investment results                 3,257        2,640        5,130        3,766        14,793
- ------------------------------------------------------------------------------------------------------
    Total costs and expenses            3,988,335    2,850,380    4,131,385    4,671,050    15,641,150
- ------------------------------------------------------------------------------------------------------
Earnings before taxes                      43,645       33,268       10,153       25,271       112,337
Taxes on income                            19,248       14,671        7,437       14,812        56,168
- ------------------------------------------------------------------------------------------------------
Net earnings                           $   24,397   $   18,597   $    2,716   $   10,459   $    56,169
- ------------------------------------------------------------------------------------------------------

Net earnings per share                       $.66         $.50         $.07         $.28          $1.51
Dividends paid per share                     $.30         $.30         $.30         $.30          $1.20
Weighted average shares outstanding        37,093       37,247       37,332       37,424         37,254
=======================================================================================================


The first quarter of both years consists of 16 weeks, all other quarters are 12 weeks, except for the fourth quarter of 1994 which was 13 weeks. The year 1994 was a 53-week year, 1993 consists of 52 weeks.

The results of Scrivner are included effective at the beginning of the third quarter. A customer filed for bankruptcy during the third quarter, resulting in a credit loss of $6.5 million.

QUARTERLY FINANCIAL INFORMATION

=============================================================================================================
1993                                            First        Second       Third        Fourth        Year
- -------------------------------------------------------------------------------------------------------------
Net sales                                     $4,044,894   $2,964,655   $2,936,010   $3,146,586   $13,092,145
Costs and expenses:
  Cost of sales                                3,803,545    2,787,087    2,767,074    2,969,072    12,326,778
  Selling and administrative                     170,893      121,366      125,106      141,105       558,470
  Interest expense                                23,481       17,804       17,796       18,948        78,029
  Interest income                                (18,548)     (14,469)     (14,885)     (15,000)      (62,902)
  Equity investment results                        2,067          805        2,952        6,041        11,865
  Facilities consolidation and restructuring           -        6,500            -      101,327       107,827
- -------------------------------------------------------------------------------------------------------------
    Total costs and expenses                   3,981,438    2,919,093    2,898,043    3,221,493    13,020,067
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes                      63,456       45,562       37,967      (74,907)       72,078
Taxes on income (tax benefit)                     26,081       18,726       17,662      (27,871)       34,598
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss         37,375       26,836       20,305      (47,036)       37,480
Extraordinary loss from early retirement
 of debt                                               -            -            -        2,308         2,308
- -------------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $   37,375   $   26,836   $   20,305   $  (49,344)  $    35,172
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:
  Earnings before extraordinary loss               $1.02        $.73          $.55       $(1.28)        $1.02
  Extraordinary loss                                   -           -             -          .06           .06
- -------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share                      $1.02        $.73          $.55       $(1.34)        $ .96

Dividends paid per share                            $.30        $.30          $.30         $.30         $1.20
Weighted average shares outstanding               36,722      36,780        36,833       36,896        36,801
=============================================================================================================


The second quarter of 1993 includes $11 million of pretax income resulting from the favorable resolution of a litigation matter and a $1 million accrual for charges in other legal proceedings. Also included is a $2 million charge for an increase to previously established reserves related to the company's contingent liability for lease obligations. The company also recorded a $5 million gain from a real estate transaction during the second quarter of 1993.

The effective tax rate was increased in the third quarter of 1993 due to the new tax law enacted in August 1993. See discussion of facilities consolidation and restructuring charges in the notes to consolidated financial statements.

                                                                SCHEDULE II

                            FLEMING COMPANIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        YEARS ENDED DECEMBER 31, 1994,
                    DECEMBER 25, 1993, AND DECEMBER 26, 1992

                               (In thousands)


                                          ALLOWANCE
                                             FOR
                                        CREDIT LOSSES    CURRENT   NONCURRENT
                                        -------------    -------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

BALANCE, December 28, 1991                 $ 32,758      $25,330      $ 7,428
                                                         =======      =======

Charged to costs and expenses                28,258

Uncollectible accounts, written off,
 less recoveries                            (17,485)
                                           --------

BALANCE, December 26, 1992                   43,531      $25,298      $18,233
                                                         =======      =======

Charged to costs and expenses                52,018

Uncollectible accounts written off,
 less recoveries                            (32,954)
                                           --------

BALANCE, December 25, 1993                   62,595      $44,320      $18,275
                                                         =======      =======

Acquired reserves, Scrivner
 acquisition, July 19, 1994                  25,950

Charged to costs and expenses                61,218

Uncollectible accounts written off,
 less recoveries                           (101,196)
                                           --------

BALANCE, December 31, 1994                 $ 48,567      $39,506      $ 9,061
                                           ========      =======      =======


(a), (c)  3. Exhibits:
                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
            3.1    Certificate of Incorporation     Exhibit 3.1 to
                                                    Form 10-K
                                                    for year ended
                                                    December 28, 1991.

            3.2    By-Laws                          Exhibit 28.2 to
                                                    Form 8-K dated
                                                    August 22, 1989.

            4.0    Credit Agreement, dated as of    Exhibit 4.0 to
                   July 19, 1994, among Fleming     Form 8-K dated
                   Companies, Inc., the Banks       July 19, 1994
                   listed therein and Morgan
                   Guaranty Trust Company of New
                   York, as Managing Agent

            4.1    Pledge Agreement, dated as of    Exhibit 4.1 to
                   July 19, 1994, among Fleming     Form 8-K dated
                   Companies, Inc. and Morgan       July 19, 1994
                   Guaranty Trust Company of
                   New York, as Collateral Agent

            4.2    Security Agreement dated as of   Exhibit 4.2 to
                   July 19, 1994, between Fleming   Form 8-K dated
                   Companies, Inc. in favor of      July 19, 1994
                   Morgan Guaranty Trust Company
                   of New York, as Collateral Agent

            4.3    Amendment No. 1 to Credit        Exhibit 4.3 to
                   Agreement dated as of            Form 8-K dated
                   July 21, 1994                    July 19, 1994

            4.4    Amendment No. 2 to Credit
                   Agreement dated as of
                   November 14, 1994

            4.5    Agreement to furnish copies of
                   other long-term debt
                   instruments

            4.6    Rights Agreement dated as of     Exhibit 28 to
                   July 7, 1986, between the        Form 8-K dated
                   Registrant and Morgan            June 24, 1986.
                   Guaranty Trust Company of New
                   York

            4.7    Amendment to Rights Agreement    Exhibit 28.1 to
                   dated as of August 22, 1989,     Form 8-K dated
                   between the Registrant           August 22, 1989.
                   and First Chicago Trust Company
                   of New York, as Rights Agent

            4.8    Indenture dated as of December   Exhibit 4 to
                   1, 1989, between the Registrant  Registration
                   and Morgan Guaranty Trust        Statement No.
                   Company of New York, as trustee  33-29633.

            4.9    Indenture dated as of
                   December 15, 1994, between the
                   Registrant, the Subsidiary
                   Guarantors and Texas Commerce
                   Bank National Association, as
                   Trustee, regarding $300 million
                   of 10 5/8% Senior Notes

            4.10   Indenture dated as of December
                   15, 1994, between the Registrant,
                   the Subsidiary Guarantors and the
                   Texas Commerce Bank National
                   Association, as Trustee,
                   regarding $200 million of
                   Floating Rate Senior Notes

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           10.0    Stock Purchase Agreement by and  Exhibit 2.0 to
                   Fleming Companies, Inc. and      Form 8-K dated
                   Franz Haniel & Cie. GmbH dated   July 19, 1994
                   as of July 15, 1994

           10.1    Investment Advisor Agreement     Exhibit 10.17 to
                   between the Registrant and The   Form 10-K for year
                   First Boston Corporation dated   ended December 30,
                   November 27, 1989                1989.

           10.2    Investment Advisor Agreement     Exhibit 10.18 to
                   between the Registrant and       Form 10-K for year
                   Merrill Lynch, Pierce, Fenner    ended December 30,
                   & Smith Incorporated dated       1989.
                   December 5, 1989

           10.3    Dividend Reinvestment and        Exhibit 28.1 to
                   Stock Purchase Plan, as          Registration
                   amended                          Statement No.
                                                    33-26648 and
                                                    Exhibit 28.3
                                                    to Registration
                                                    Statement No.
                                                    33-45190.

           10.4*   1985 Stock Option Plan           Exhibit 28(a) to
                                                    Registration
                                                    Statement No.
                                                    2-98602.

           10.5*   Form of Award Agreement for      Exhibit 10.6 to Form
                   1985 Stock Option Plan (1994)    10-K for year ended
                                                    December 25, 1993.

           10.6*   1990 Stock Option Plan           Exhibit 28.2 to
                                                    Registration
                                                    Statement No.
                                                    33-36586.

           10.7*   Form of Award Agreement for      Exhibit 10.8 to Form
                   1990 Stock Option Plan (1994)    10-K for year ended
                                                    December 25, 1993.

           10.8*   Fleming Management Incentive     Exhibit 10.4 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312.

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           10.9*  Directors' Deferred              Exhibit 10.5 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312.

           10.10*  Amended and Restated
                   Supplemental Retirement Plan

           10.11*  Form of Amended and Restated
                   Supplemental Retirement
                   Income Agreement

           10.12*  Godfrey Company 1984 Non-        Appendix II to
                   qualified Stock Option Plan      Registration
                                                    Statement No.
                                                    33-18867.

           10.13*  Form of Amended and Restated
                   Severance Agreement
                   between the Registrant and
                   certain of its officers

           10.14*  Fleming Companies, Inc. 1990     Exhibit B to
                   Stock Incentive Plan dated       Proxy Statement
                   February 20, 1990                for year ended
                                                    December 30, 1989.

           10.15*  Phase I of Fleming Companies,    Exhibit 10.16 to
                   Inc. Stock Incentive Plan and    Form 10-K for year
                   Form of Awards Agreement         ended December 30,
                                                    1989.

           10.16*  Phase II of Fleming Companies,   Exhibit 10.12 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 26,
                                                    1992.

           10.17*  Phase III of Fleming Companies,  Exhibit 10.17 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 25,
                                                    1993.

           10.18*  Fleming Companies, Inc.          Exhibit 10.14 to
                   Directors' Stock                 Form 10-K for year
                   Equivalent Plan                  ended December 28,
                                                    1991.

           10.19*  Agreement between the            Exhibit 10.19 to
                   Registrant and                   Form 10-K for year
                   E. Dean Werries                  ended December 25,
                                                    1993.
           10.20*  Supplemental Income Trust

           10.21*  Form of Employment
                   Agreement between Registrant
                   and certain of the employees

           10.22*  Economic Value Added             Exhibit A to Proxy
                   Incentive Bonus Plan             Statement for year
                                                    ended December 31, 1994

           11      Earnings per share computation

           12      Computation of ratio of
                   earnings to fixed charges

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           21      Subsidiaries of the Registrant

           23      Consent of Deloitte & Touche LLP

           24      Power of attorney instruments
                   signed by certain directors
                   and officers of the Registrant
                   appointing Harry L. Winn, Jr.,
                   Executive Vice President and
                   Chief Financial Officer, as
                   attorney-in-fact and agent to
                   sign the Annual Report on
                   Form 10-K on behalf of said
                   directors and officers

           27      Financial Data Schedule

           99      Company Undertaking

*  Management contract, compensatory plan or arrangement.


(b)   Reports on Form 8-K:

        None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1995.

                                       FLEMING COMPANIES, INC.

                                       /s/  Robert E. Stauth
                                       ---------------------------------
                                       By:  Robert E. Stauth
                                            (Chairman, President
                                             and Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 1995.


/s/ Robert E. Stauth         /s/ Archie R. Dykes   *    /s/ Carol B. Hallett  *
- -------------------------    -----------------------    -----------------------
    Robert E. Stauth             Archie R. Dykes            Carol B. Hallett
    (Chairman of the Board)      (Director)                 (Director)


/s/ James G. Harlow, Jr.*  /s/ Lawrence M. Jones  *  /s/ Edward C.Joullian III*
- -------------------------  ------------------------  --------------------------
    James G. Harlow, Jr.        Lawrence M. Jones        Edward C. Joullian III
    (Director)                  (Director)               (Director)


/s/ Howard H. Leach     *    /s/ John A. McMillan  *    /s/ Guy O. Osborn     *
- -------------------------    -----------------------    -----------------------
    Howard H. Leach              John A. McMillan          Guy O. Osborn
    (Director)                   (Director)                (Director)

/s/ E. Dean Werries     *
- -------------------------
    E. Dean Werries
    (Director)


*By /s/ Harry L. Winn, Jr.
    -------------------------
        Harry L. Winn, Jr.

        Attorney-In-Fact
        A Power of Attorney authorizing Harry L. Winn,
        Jr. to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 25.

                              INDEX TO EXHIBITS


                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
            3.1    Certificate of Incorporation     Exhibit 3.1 to
                                                    Form 10-K
                                                    for year ended
                                                    December 28, 1991.

            3.2    By-Laws                          Exhibit 28.2 to
                                                    Form 8-K dated
                                                    August 22, 1989.

            4.0    Credit Agreement, dated as of    Exhibit 4.0 to
                   July 19, 1994, among Fleming     Form 8-K dated
                   Companies, Inc., the Banks       July 19, 1994
                   listed therein and Morgan
                   Guaranty Trust Company of New
                   York, as Managing Agent

            4.1    Pledge Agreement, dated as of    Exhibit 4.1 to
                   July 19, 1994, among Fleming     Form 8-K dated
                   Companies, Inc. and Morgan       July 19, 1994
                   Guaranty Trust Company of
                   New York, as Collateral Agent

            4.2    Security Agreement dated as of   Exhibit 4.2 to
                   July 19, 1994, between Fleming   Form 8-K dated
                   Companies, Inc. in favor of      July 19, 1994
                   Morgan Guaranty Trust Company
                   of New York, as Collateral Agent

            4.3    Amendment No. 1 to Credit        Exhibit 4.3 to
                   Agreement dated as of            Form 8-K dated
                   July 21, 1994                    July 19, 1994

            4.4    Amendment No. 2 to Credit
                   Agreement dated as of
                   November 14, 1994

            4.5    Agreement to furnish copies of
                   other long-term debt
                   instruments

            4.6    Rights Agreement dated as of     Exhibit 28 to
                   July 7, 1986, between the        Form 8-K dated
                   Registrant and Morgan            June 24, 1986.
                   Guaranty Trust Company of New
                   York

            4.7    Amendment to Rights Agreement    Exhibit 28.1 to
                   dated as of August 22, 1989,     Form 8-K dated
                   between the Registrant           August 22, 1989.
                   and First Chicago Trust Company
                   of New York, as Rights Agent

            4.8    Indenture dated as of December   Exhibit 4 to
                   1, 1989, between the Registrant  Registration
                   and Morgan Guaranty Trust        Statement No.
                   Company of New York, as trustee  33-29633.

            4.9    Indenture dated as of
                   December 15, 1994, between the
                   Registrant, the Subsidiary
                   Guarantors and Texas Commerce
                   Bank National Association, as
                   Trustee, regarding $300 million
                   of 10 5/8% Senior Notes

            4.10   Indenture dated as of December
                   15, 1994, between the Registrant,
                   the Subsidiary Guarantors and the
                   Texas Commerce Bank National
                   Association, as Trustee,
                   regarding $200 million of
                   Floating Rate Senior Notes

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           10.0    Stock Purchase Agreement by and  Exhibit 2.0 to
                   Fleming Companies, Inc. and      Form 8-K dated
                   Franz Haniel & Cie. GmbH dated   July 19, 1994
                   as of July 15, 1994

           10.1    Investment Advisor Agreement     Exhibit 10.17 to
                   between the Registrant and The   Form 10-K for year
                   First Boston Corporation dated   ended December 30,
                   November 27, 1989                1989.

           10.2    Investment Advisor Agreement     Exhibit 10.18 to
                   between the Registrant and       Form 10-K for year
                   Merrill Lynch, Pierce, Fenner    ended December 30,
                   & Smith Incorporated dated       1989.
                   December 5, 1989

           10.3    Dividend Reinvestment and        Exhibit 28.1 to
                   Stock Purchase Plan, as          Registration
                   amended                          Statement No.
                                                    33-26648 and
                                                    Exhibit 28.3
                                                    to Registration
                                                    Statement No.
                                                    33-45190.

           10.4*   1985 Stock Option Plan           Exhibit 28(a) to
                                                    Registration
                                                    Statement No.
                                                    2-98602.

           10.5*   Form of Award Agreement for      Exhibit 10.6 to Form
                   1985 Stock Option Plan (1994)    10-K for year ended
                                                    December 25, 1993.

           10.6*   1990 Stock Option Plan           Exhibit 28.2 to
                                                    Registration
                                                    Statement No.
                                                    33-36586.

           10.7*   Form of Award Agreement for      Exhibit 10.8 to Form
                   1990 Stock Option Plan (1994)    10-K for year ended
                                                    December 25, 1993.

           10.8*   Fleming Management Incentive     Exhibit 10.4 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312.

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           10.9*  Directors' Deferred              Exhibit 10.5 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312.

           10.10*  Amended and Restated
                   Supplemental Retirement Plan

           10.11*  Form of Amended and Restated
                   Supplemental Retirement
                   Income Agreement

           10.12*  Godfrey Company 1984 Non-        Appendix II to
                   qualified Stock Option Plan      Registration
                                                    Statement No.
                                                    33-18867.

           10.13*  Form of Amended and Restated
                   Severance Agreement
                   between the Registrant and
                   certain of its officers

           10.14*  Fleming Companies, Inc. 1990     Exhibit B to
                   Stock Incentive Plan dated       Proxy Statement
                   February 20, 1990                for year ended
                                                    December 30, 1989.

           10.15*  Phase I of Fleming Companies,    Exhibit 10.16 to
                   Inc. Stock Incentive Plan and    Form 10-K for year
                   Form of Awards Agreement         ended December 30,
                                                    1989.

           10.16*  Phase II of Fleming Companies,   Exhibit 10.12 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 26,
                                                    1992.

           10.17*  Phase III of Fleming Companies,  Exhibit 10.17 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 25,
                                                    1993.

           10.18*  Fleming Companies, Inc.          Exhibit 10.14 to
                   Directors' Stock                 Form 10-K for year
                   Equivalent Plan                  ended December 28,
                                                    1991.

           10.19*  Agreement between the            Exhibit 10.19 to
                   Registrant and                   Form 10-K for year
                   E. Dean Werries                  ended December 25,
                                                    1993.
           10.20*  Supplemental Income Trust

           10.21*  Form of Employment
                   Agreement between Registrant
                   and certain of the employees

           10.22*  Economic Value Added             Exhibit A to Proxy
                   Incentive Bonus Plan             Statement for year
                                                    ended December 31, 1994

           11      Earnings per share computation

           12      Computation of ratio of
                   earnings to fixed charges

                                                     PAGE NUMBER OR
           EXHIBIT                                  INCORPORATION BY
           NUMBER                                     REFERENCE TO
           -------                                  ----------------
           21      Subsidiaries of the Registrant

           23      Consent of Deloitte & Touche LLP

           24      Power of attorney instruments
                   signed by certain directors
                   and officers of the Registrant
                   appointing Harry L. Winn, Jr.,
                   Executive Vice President and
                   Chief Financial Officer, as
                   attorney-in-fact and agent to
                   sign the Annual Report on
                   Form 10-K on behalf of said
                   directors and officers

           27      Financial Data Schedule

           99      Company Undertaking

*  Management contract, compensatory plan or arrangement.