Form 10-Q
period 1995-04-22
FLEMING COMPANIES INC /OK/
filed 1995-06-07
CIK 352949

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON JUNE 7, 1995 PURSUANT
                  TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended     April 22, 1995

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


   The number of shares outstanding of each of the issuer's classes of common stock, as of May 20, 1995 is as follows:

                Class                               Shares Outstanding
     Common stock, $2.50 par value                      37,520,000

                          FLEMING COMPANIES, INC.


                                 INDEX

Part I.  FINANCIAL INFORMATION:

    Item 1. Financial Statements

            Consolidated Condensed Statements of Earnings -
              16 Weeks Ended April 22, 1995,
              and April 16, 1994

            Consolidated Condensed Balance Sheets -
              April 22, 1995, and December 31, 1994

            Consolidated Condensed Statements of Cash Flows -
              16 Weeks Ended April 22, 1995,
              and April 16, 1994

  Notes to Consolidated Condensed Financial Statements

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

    Item 4. Results of Votes of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

  Signatures

Consolidated Condensed Statements of Earnings
For the 16 weeks ended April 22, 1995, and April 16, 1994
(In thousands, except per share amounts)


First Interim Period                                  1995           1994
                                                   ----------     ----------
Net sales                                          $5,485,403     $4,031,980

Costs and expenses:
      Cost of sales                                 5,049,364      3,777,967
      Selling and administrative                      363,944        201,535
      Interest expense                                 56,397         21,828
      Interest income                                 (21,769)       (16,252)
      Equity investment results                         6,473          3,257
      Facilities consolidation and
        restructuring                                  (8,982)             -
                                                   ----------      ---------
Total costs and expenses                            5,445,427       3,988,33
                                                   ----------      ---------
Earnings before taxes                                  39,976         43,645
Taxes on income                                        20,428         19,248
                                                   ----------     ----------
Net earnings                                       $   19,548     $   24,397
                                                   ==========     ==========
Net earnings per share                                   $.52           $.66
Dividends paid per share                                 $.30           $.30
Weighted average shares outstanding                    37,497         37,093
                                                   ----------     ----------

Fleming Companies, Inc. See notes to consolidated condensed financial state-ments.


Consolidated Condensed Balance Sheets
(In thousands)

                                                     April 22,   December 31,
Assets                                                 1995           1994
- -----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                        $    4,616    $    28,352
  Receivables                                         373,486        364,884
  Inventories                                       1,139,323      1,301,980
  Other current assets                                 78,923        124,865
                                                    ---------      ---------
    Total current assets                            1,596,348      1,820,081
Investments and notes receivable                      353,268        402,603
Investment in direct financing leases                 239,359        230,357

Property and equipment                              1,462,731      1,455,954
  Less accumulated depreciation
    and amortization                                 (496,176)      (467,830)
Property and equipment, net                           966,555        988,124
Other assets                                          176,557        179,332
Goodwill                                              985,235        987,832
                                                    ---------      ---------
Total assets                                       $4,317,322     $4,608,329
============================================================================
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $  820,969     $  960,333
  Current maturities of long-term debt                110,194        110,321
  Current obligations under capital leases             16,948         15,780
  Other current liabilities                           254,811        237,197
                                                    ---------      ---------
    Total current liabilities                       1,202,922      1,323,631
Long-term debt                                      1,473,555      1,641,390
Long-term obligations under capital leases            368,057        353,403
Deferred income taxes                                  36,072         51,279
Other liabilities                                     146,958        160,071
Shareholders' equity:
      Common stock, $2.50 par value per share          93,953         93,705
      Capital in excess of par value                  496,791        494,966
      Reinvested earnings                             512,361        503,962
      Cumulative currency translation adjustment       (2,926)        (2,972)
                                                    ---------      ---------
                                                    1,100,179      1,089,661
       Less guarantee of ESOP debt                    (10,421)       (11,106)
                                                    ---------      ---------
        Total shareholders' equity                  1,089,758      1,078,555
                                                    ---------      ---------
Total liabilities and shareholders' equity         $4,317,322     $4,608,329
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial state-ments.



Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 22, 1995, and April 16, 1994
(In thousands)

                                                       1995          1994
                                                      -----         -----

Net cash provided by operating activities            $145,748      $ 142,479

Cash flows from investing activities:
  Collections on notes receivable                      42,916         20,849
  Notes receivable funded                             (25,682)       (40,601)
  Purchase of property and equipment                  (29,586)       (17,071)
  Proceeds from sale of property and equipment          9,158            376
  Investments in customers                             (1,234)        (2,534)
  Proceeds from sale of investments                    15,901          1,576
  Other investing activities                             (709)        (2,036)
                                                      -------        -------
    Net cash provided (used) in investing
      activities                                       10,764        (39,441)
                                                      -------        -------
Cash flows from financing activities:
  Proceeds from long-term borrowings                        -        155,000
  Principal payments on long-term debt               (167,962)      (245,699)
  Principal payments on capital lease
    obligations                                        (4,970)        (4,002)
  Sale of common stock under incentive stock
    and stock ownership plans                           2,073          1,874
  Dividends paid                                      (11,150)       (11,084)
  Other financing activities                            1,761            819
                                                      -------        -------
    Net cash used in financing activities            (180,248)      (103,092)
                                                      -------        -------
Net decrease in cash and cash equivalents             (23,736)           (54)
Cash and cash equivalents, beginning of period         28,352          1,634
                                                      -------        -------
Cash and cash equivalents, end of period             $  4,616       $  1,580
============================================================================

Supplemental information:
  Cash paid for interest                              $44,860        $18,342
  Cash paid for income taxes                          $19,770         $8,070
============================================================================
Fleming Companies, Inc. See notes to consolidated condensed financial statements.


Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of April 22, 1995, and the consolidated condensed statements of earnings and cash flows for the 16-week periods ended April 22, 1995, and April 16, 1994, have been pre-pared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 22, 1995, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material.

2. The statement of earnings for the 16 weeks ended April 22, 1995 reflects the effect of the change in management's estimate of the cost associated with the general merchandising portion of the facilities consolidation and restructuring plan. The estimate reflects reduced expense and cash out-flow. Accordingly, the company reversed $9 million of the provision for restructuring. The reversal is shown as a credit to the facilities con-solidation and restructuring expense line in the accompanying financial statements.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1994 annual report on Form 10-K.

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $18 million at April 22, 1995, and $19 million at December 31, 1994.

5. In December 1993, the company and numerous other defendants were named in two suits filed in U.S. District Court in Miami. The plaintiffs allege liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the allegations contained in the complaint.

The litigation is complex and the ultimate outcome cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable judgment could have a material adverse effect on the company. Management believes, however, that a material adverse effect on the company's consolidated financial position is not likely. The company is vigorously defending the actions.

6. As of July 1994, the company completed the acquisition of all the out-standing stock of Haniel Corporation, the parent of Scrivner Inc. ("Scrivner"). The company paid $388 million in cash and refinanced substantially all of Scrivner's existing indebtedness (approximately $670 million in aggregate principal and premium). The acquisition has been accounted for as a purchase and the results of operations of Scrivner have been included in the consoli-dated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values at the date of the acquisition. At April 22, 1995, the excess of purchase price over assets acquired was $550 million and is being amortized on a straight-line basis over 40 years. Pro forma information for the 16 weeks ending April 16, 1994, sum-marizing the results of operations of the company (16 weeks ended April 16) and Scrivner (12 weeks ended March 19) as if the acquisition had occurred at the beginning of 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects, are as follows: net sales - $5.39 billion; net earnings - $21 million; and net earnings per share - $.57.

7. In the first quarter 1995, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 - Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118 - Income Recognition and Disclosures). The impact on the consolidated statements of earnings and financial position was immaterial. Loans determined to be impaired are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or collateral values.

8. The senior notes issued during 1994 are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

     The following summarized financial information for the combined subsidiary guarantors has been prepared from the books and records maintained by the subsidiary guarantors and the company. Intercompany transactions are
eliminated.   The summarized financial information includes allocations of material amounts of expenses such as corporate services and administration, interest expense on indebtedness and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these alloca-tion methods are reasonable.

  ===================================================================
  (In millions)                          April 22, 1995
  -------------------------------------------------------------------

  Current assets                           $   754
  Noncurrent assets                          1,405
  Current liabilities                          501
  Noncurrent liabilities                       875
  ===================================================================
                                          16 Weeks Ended
  (In millions)                           April 22, 1995
  -------------------------------------------------------------------

  Net sales                                $ 2,215
  Costs and expenses                         2,230
  Earnings (loss) before
     extraordinary items                        (8)
  Net earnings (loss)                           (8)
  ===================================================================


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In January 1994, the company announced the details of a plan to restruc-ture its organizational alignment, re-engineer its operations and consolidate its facilities. The company's objective is to lower product costs to retail customers while providing the company with a fair and adequate return for product supply and value-added services. To achieve this objective, management is making major organizational changes, introducing the new Fleming Flexible Marketing Plan and investing in technology. The actions contemplated by the plan will affect the company's food and general merchandise wholesaling opera-tions as well as certain retail operations and are expected to be substantially completed by the end of 1996. The acquisition of Scrivner, described more fully below, has not changed the plan's design but has delayed full implementa-tion.

     In the first quarter of 1995, management changed its restructuring esti-mates with respect to the general merchandising operations portion of the re-structuring plan. The revised estimate reflects reduced expense and cash out-flow. Accordingly, during the quarter the company reversed $9 million of the provision for restructuring.

     Facilities consolidation has resulted in the closure of four distribution centers and will result in the closure of one additional facility. During 1994 and the first quarter of 1995, approximately 450 associate positions were eliminated through facilities consolidations.

     Results beginning with the third quarter of 1994 have been materially af-fected by the acquisition of Scrivner. Sales have increased dramatically and gross margin and selling and administrative expenses as a percent of sales are significantly higher due to the higher percentage of retail food operations in Scrivner. Interest expense increased materially as a result of the increased borrowing level and higher interest rates and expense for the amortization of goodwill also significantly increased, both due to the acquisition. The com-pany has closed five Scrivner distribution centers, has announced plans and begun closing actions on three additional facilities and expects to close one more.

     Management has identified certain on-going expenses to be incurred during the transitional phases of the company's consolidation, reorganization and re-engineering plan and the integration of Scrivner. These expenses include travel and training costs, additional expenditures associated with maintaining two operational systems during the integration of Scrivner and the roll-out of the new flexible marketing plan, software installation costs and other miscel-laneous costs associated with facilities consolidations (including costs re-lating to operational inefficiencies during the change-over, deferred sales growth and lost business opportunities). These costs are difficult to isolate, quantify or predict, and the timing of various components is erratic. Never-theless, management believes that such expenses have been incurred at a significant rate since the end of the second quarter of 1994 and that such expenses will continue to negatively impact earnings until approximately mid-1997.

Results of Operations

     Set forth in the following table is information for the first interim periods of 1995 and 1994 regarding certain components of the company's earnings expressed as a percentage of net sales:

                                                1995      1994
                                              -------   -------
Net sales                                     100.00%   100.00%
Gross margin                                    7.95      6.30
Less:
Selling and administrative expense              6.63      5.00
Interest expense                                1.03       .54
Interest income                                 (.40)     (.40)
Equity investment results                        .12       .08
Facilities consolidation and
  restructuring                                 (.16)
                                              -------   -------
Total costs and expenses                        7.22      5.22

Earnings before taxes                            .73      1.08
Taxes on income                                  .37       .47
                                              -------   -------
Net earnings                                     .36%      .61%
                                              =======   =======

     Net sales.  Sales for the first quarter (16 weeks) of 1995 increased by $1.45 billion, or 36%, to $5.49 billion from $4.03 billion for the same period in 1994. For the company's food distribution and retail food segments, the sales increase is as follows: Food distribution operations sales increased by $782 million, or 21%, to $4.47 billion from $3.69 billion for the same period in 1994: retail food operations sales increased by $664 million to
$1.00 billion from $340 million for the first 16 weeks in 1994. The increases in net sales were due to the approximately $1.5 billion in sales generated by the Scrivner acquisition. Such sales were not in the comparable period in 1994. Without the acquisition, net sales would have declined slightly due to several factors, none of which is individually material to net sales, including: the expiration of the temporary agreement with Albertson's,
Inc. as its Florida distribution center came on line, the sale of a distribution center, the loss of a customer and the loss of business due to
the bankruptcy of Megafoods Stores, Inc.   Lost business is typically replaced
through normal sales efforts. Management believes that the company's aggressive consolidation schedule for Scrivner and the organizational and operational changes associated with the Fleming re-engineering program have hindered and will continue to hinder the full effectiveness of such sales activities until these major initiatives are completed in mid-1997. Sales comparisons for the second quarter of 1995 will continue to be materially affected by the acquisition.

     On May 16, 1995, the company received confirmation that the federal bankruptcy court in Phoenix approved Megafoods' decision to move the majority of its $150 million food distribution business in the Arizona market to a dif-ferent food supplier on June 3. Although there is no formal agreement in place, Fleming expects to continue to sell approximately $20 million of produce annually to Megafoods. Fleming will continue to have a substantial business base in its Phoenix division with sales of more than $1 billion annually to more than 400 locations. In response to the lost Megafoods business, the com-pany will adjust its Phoenix operations' overhead costs and pursue new busi-ness opportunities.

     Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the first quarter of 1995, food price inflation was flat.

     Gross margin. Gross margin for the first quarter of 1995 increased by $182 million, or 72%, to $436 million from $254 million for the same period of 1994 and increased as a percentage of net sales to 7.95% for the first quarter of 1995 from 6.30% for the same period in 1994. The increase in gross margin was due to the addition of retail operations, principally the Scrivner retail operations, which were not in the 1994 period. Retail operations typically have a higher gross margin and higher selling expenses than wholesale opera-tions. This comparison should continue through the second quarter. Product handling expenses, consisting of warehouse, truck and building expenses, were essentially unchanged as a percentage of net sales in 1995 when compared to the 1994 period.

     Selling and administrative expenses. Selling and administrative ex-penses for the 16 weeks in 1995 increased by $162 million, or 81%, to $364 million from $202 million for the same period in 1994 and increased as a per-centage of net sales to 6.63% for 1995 from 5.00% in 1994. This increase was due primarily to the acquisition of Scrivner, and also includes other retail operations which were not in the 1994 period. Selling and administrative expenses also have increased due to additional goodwill amortization related to the acquisition. This comparison should continue through the second quarter of 1995.

     As more fully described in its 1994 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers. Usually, these capital investments are made in and guarantees extended to customers with whom the company enjoys long-term supply agreements.

     Credit loss expense, which includes the impairment of equity investments, is included in selling and administrative expenses and decreased by $5 million to $10 million from $15 million for the comparable period in 1994. The more stringent credit practices and de-emphasis of credit extensions to and investments in customers are beginning to result in lower losses. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, management expects that credit losses for fiscal year
1995 will be lower than those experienced in 1994.

     Operating earnings by segments. As a result of the above changes in sales, cost of sales and selling and administrative expenses, operating earnings increased by $20 million, or 37%, to $72 million for the 1995 period from $52 million for the same period in 1994. Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, income taxes and, effective in 1995, general corporate expenses.
The comparable 1994 period has been restated to remove the allocations of general corporate expenses. Operating earnings for the company's food distribution and retail operations segments were as follows: Food distribu-tion for the 1995 period increased by $29 million, or 37%, to $106 million from $77 million for the same period in 1994; retail food for the first 16 weeks in 1995 increased by $3 million to $7 million from $4 million for the comparable period in 1994. General corporate expenses were $41 million in the 1995 period compared to $29 million for the 1994 period.

     Interest expense. Interest expense for the first quarter of 1995 in-creased $35 million to $56 million from $22 million for the same period in 1994. The increase was due to the indebtedness incurred to finance the acquisition, higher interest rates in the capital markets and higher borrowing margins resulting from changes in the company's credit rating.

     The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. The credit agreement with the company's banks requires the company to provide interest rate pro-tection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $1 billion aggregate principal amount of floating rate indebtedness. This amount ex-ceeds the requirements set forth in the credit agreement.

     The average interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.79%, covering $750 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through eight counterparty banks, and which have an average remaining life of approximately 3 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from an additional two counterparty banks covering $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next 3.5 years. The company's payment obligations and receivables under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations and receivables are accounted for as interest expense. For the first quarter of 1995, the interest rate hedge agreements added $2 million to interest expense.

     With respect to the interest rate hedging agreements, the company be-lieves its exposure to potential credit loss expense is minimized primarily due to the relatively strong credit ratings of the counterparties for their unsecured long-term debt (A+ or higher from Standard & Poor's Ratings Group and A1 or higher from Moody's Investors Service, Inc.) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to their maturity. However, the company believes the risk is minimized as it currently foresees no need to terminate any hedge agreements prior to their maturity.

     Interest income. Interest income for the 1995 quarter increased by $6 million to $22 million from $16 million for the same period in 1994. The increase is primarily due to earnings on the notes receivable acquired in the Scrivner loan portfolio. The company has sold certain notes receivable with limited recourse in prior years and expects to sell approximately $80 million to $90 million of notes during 1995.

     Equity investment results. The company's portion of operating losses from equity investments for the first quarter of 1995 increased by $3 million to $6 million compared to the same period in 1994. Certain of the strategic-multi store customers in which the company has made equity investments under its business development venture program experienced poor financial results. Losses from retail stores which are part of the company's equity store pro-gram, and are accounted for under the equity method, decreased, partially offsetting the poor financial results in business development ventures.

     Taxes on income. The company's effective tax rate increased to 51.1% in the 1995 period from 44.1% in the same 1994 period, primarily due to increased goodwill amortization with no related tax deduction, operations in higher tax rate states and the significance of certain nondeductible expenses to pretax earnings.

     Other. Management believes that several factors negatively affecting earnings in 1994 and the first quarter of 1995 are likely to continue. Such factors include: flat wholesale sales; lack of food price inflation; operating losses in certain company-owned retail stores; increased interest expense, goodwill amortization and integration costs related to the acquisition; and a higher effective tax rate. Additionally, the company will continue to experi-ence certain costs associated with the transitional phases of its consoli-dation, reorganization and re-engineering plan and the integration of Scrivner until mid-1997.

Liquidity and Capital Resources

     Set forth below is certain information regarding the company's capital position at the end of the first quarter of 1995 and at the end of fiscal 1994:

  Capital Structure           April 22,      December 31,
  (In millions)            1995       %       1994      %
                          ------    -----   ------    -----
  Long-term debt          $1,584    51.8%    $1,752   54.8%
  Capital lease
    obligations              385     12.6       369    11.5
  Total debt               1,969     64.4     2,121    66.3
  Shareholders' equity     1,090     35.6     1,079    33.7
                           -----     -----   ------   -----
  Total capital           $3,059    100.0%   $3,200   100.0%
                          ======    =====    ======   =====

  Current maturities of long-term debt and current obligations under capital leases are included in the respective captions.

     Fleming's capital structure changed significantly as a result of the acquisition of Scrivner. The acquisition was financed, and a large portion of the existing debt of both Fleming and Scrivner was refinanced, through a $2.2 billion revolving credit and term loan agreement entered into with a group of banks. Upon execution of the new credit agreement the company terminated its $400 million and $200 million bank credit agreements. In December, the company sold $300 million of 10.625% seven-year senior notes and $200 million of floating rate seven-year senior notes in a public offering and retired the $500 million two-year loan tranche of the credit agreement with the proceeds.

     The company's credit ratings for its senior unsecured long-term debt were downgraded from investment grade to Ba1 and BB+ by Moody's and Standard & Poor's, respectively, as a result of the additional debt incurred in the acquisition. Moreover, in late February 1995, Standard & Poor's placed its rating of Fleming's senior unsecured long-term debt on CreditWatch with negative implications. Standard & Poor's expressed concerns that lower than expected earnings for the third and fourth quarters of 1994, combined with re-engineering costs that are now anticipated to reduce 1995 earnings below Standard & Poor's prior expectations, will limit the company's ability to reduce acquisition-related debt.

     Pricing under the credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively. Despite the effect of reduced earnings and the CreditWatch action by Standard & Poor's, management believes the company can maintain adequate liquidity for the foreseeable future at acceptable rates.

     The company's principal sources of liquidity are cash flows from operat-ing activities and borrowings under the bank credit agreement. At quarter end 1995, $770 million was outstanding on the $800 million six-year amortizing term loan and $150 million was drawn on the $900 million five-year revolving credit facility.

     The credit agreement and the indentures for the company's senior notes issued in 1994 contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following covenants: main-tenance of a consolidated-debt-to-net-worth ratio of not more than 2.45 to 1; maintenance of a minimum consolidated net worth of at least $869 million; maintenance of a fixed charge coverage ratio of at least 1.40 to 1; a limita-tion on restricted payments (including dividends and company stock repur-chases); prohibition of certain liens; prohibitions of certain mergers, consolidations and sales of assets; restrictions on the incurrence of debt and additional guarantees; limitations on transactions with affiliates; limitations on acquisitions and investments; limitations on capital ex-penditures; and a limitation on payment restrictions affecting subsidiaries. The company is permitted to pay dividends or repurchase capital stock in the aggregate amount of approximately $44 million for the remainder of fiscal 1995. At quarter-end 1995 the consolidated-debt-to-net-worth test would have allowed the company to borrow an additional $667 million and the fixed charge coverage test would have allowed the company to incur an additional $5 million of annual interest expense. Covenants associated with the senior notes are generally less restrictive than those of the bank facility. At the end of the first quarter 1995, the company was in compliance with all financial covenants under the credit agreement and the senior note indentures. Continued com-pliance over the near-term will depend on the company's ability to generate sufficient earnings during the implementation of its re-engineering plan and the integration of Scrivner.

     Operating activities generated $146 million of net cash flows for the first quarter of 1995 compared to $143 million in the comparable period in 1994. Working capital was $393 million at quarter end 1995, a decrease from $496 million at year-end 1994. The current ratio decreased to 1.33 to 1, from 1.38 to 1 at year-end 1994. Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs, capital expenditures and cash needs for the facilities consolidation, restructuring and re-engineering plan.

     Capital expenditures for the first quarter of 1995 were approximately $23 million. Management expects that 1995 capital expenditures, excluding acquisitions, if any, will approximate $100 million.

     The debt-to-capital ratio decreased to 64.4% from 66.3% at year-end 1994. The company's long-term target ratio is approximately 50%. Total capital was $3.06 billion at quarter end, down $141 million from year-end 1994.


                      PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

     The company held its annual meeting on May 3, 1995. Directors re-elected were Archie R. Dykes, John A. McMillan, Guy A. Osborn and Robert E. Stauth. Directors whose terms of office continued were Carol B. Hallett, James G. Harlow, Lawrence M. Jones, Edward C. Joullian III, Howard H. Leach and Dean Werries.

     Shareholders confirmed the proposal to approve the Economic Value Added Incentive Bonus Plan for Fleming Companies, Inc. and Its Subsidiaries. This is a system for paying incentive compensation to key associates who are selected to be participants and who contribute to the long-term growth and profitability of the company.

     Shareholders ratified Deloitte & Touche LLP as independent auditors for 1995.

     The number of votes cast for the above matters is as follows (votes in thousands):

Election of Directors              For     Against     Abstain
- ---------------------            ------    -------     -------

Archie R. Dykes                  31,612       539         ---
John A. McMillan                 31,630       520         ---
Guy A. Osborn                    28,819     3,331         ---
Robert E. Stauth                 31,633       517         ---


Approval of Economic Value
Added Incentive Bonus Plan       26,436     2,048         232


Independent auditors             31,933       111         106

No other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number

  12        Computation of Ratio of Earnings
            to Fixed Charges

  27        Financial Data Schedule

(b) Reports on Form 8-K:

    None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FLEMING COMPANIES, INC.
                                               (Registrant)

Date    June 5, 1995                      KEVIN J. TWOMEY
                                          Kevin J. Twomey
                                          Vice President - Controller
                                          (Chief Accounting Officer)