Form 10-Q
period 1995-07-15
FLEMING COMPANIES INC /OK/
filed 1995-08-29
CIK 352949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 1995

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

   The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995 is as follows:

        Class                          Shares Outstanding
     Common stock, $2.50 par value              37,597,000

                          FLEMING COMPANIES, INC.


                                   INDEX

                                                                Page No.
Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

              Consolidated Condensed Statements of Earnings -
              12 weeks ended July 15, 1995, and July 9, 1994

              Consolidated Condensed Statements of Earnings -
              28 Weeks Ended July 15, 1995, and July 9, 1994

              Consolidated Condensed Balance Sheets -
              July 15, 1995, and December 31, 1994

              Consolidated Condensed Statements of Cash Flows -
              28 Weeks Ended July 15, 1995, and July 9, 1994

              Notes to Consolidated Condensed Financial
              Statements

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations

Part II. OTHER INFORMATION:

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

         Signatures

Consolidated Condensed Statements of Earnings
For the 12 weeks ended July 15, 1995, and July 9, 1994
(In thousands, except per share amounts)


Second Interim Period                    1995         1994

Net sales                             $4,020,202   $2,883,648

Costs and expenses:
    Cost of sales                      3,696,528    2,699,029
    Selling and administrative           266,543      144,157
    Interest expense                      40,046       16,365
    Interest income                      (16,124)     (11,811)
    Equity investment results              3,074        2,640

         Total costs and expenses      3,990,067    2,850,380

Earnings before taxes                     30,135       33,268
Taxes on income                           15,399       14,671

Net earnings                          $   14,736   $   18,597

Net earnings per share                      $.39         $.50
Dividends paid per share                    $.30         $.30
Weighted average shares outstanding       37,546       37,247

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 28 weeks ended July 15, 1995, and July 9, 1994
(In thousands, except per share amounts)


Year to Date                             1995         1994

Net sales                             $9,505,605   $6,915,629

Costs and expenses:
    Cost of sales                      8,745,892    6,476,997
    Selling and administrative           630,487      345,692
    Interest expense                      96,443       38,194
    Interest income                      (37,893)     (28,064)
    Equity investment results              9,547        5,897
    Facilities consolidation              (8,982)         ---

         Total costs and expenses      9,435,494    6,838,716

Earnings before taxes                     70,111       76,913
Taxes on income                           35,827       33,919

Net earnings                          $   34,284   $   42,994

Net earnings per share                      $.91        $1.16
Dividends paid per share                    $.60         $.60
Weighted average shares outstanding       37,518       37,149

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)
                                        July 15,  December 31,
Assets                                    1995         1994

Current assets:
    Cash and cash equivalents         $    2,254   $   28,352
    Receivables                          386,453      364,884
    Inventories                        1,102,534    1,301,980
    Other current assets                  81,528      124,865
      Total current assets             1,572,769    1,820,081
Investments and notes receivable         287,275      402,603
Investment in direct financing leases    229,657      230,357

Property and equipment                 1,484,104    1,455,954
    Less accumulated depreciation
      and amortization                  (510,549)    (467,830)
Property and equipment, net              973,555      988,124
Other assets                             156,576      179,332
Goodwill                                 985,982      987,832

Total assets                          $4,205,814   $4,608,329

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                  $  885,306   $  960,333
    Current maturities of
      long-term debt                      97,731      110,321
    Current obligations under
      capital leases                      17,555       15,780
    Other current liabilities            217,914      237,197
      Total current liabilities        1,218,506    1,323,631
Long-term debt                         1,341,525    1,641,390
Long-term obligations under
  capital leases                         364,328      353,403
Deferred income taxes                     35,790       51,279
Other liabilities                        149,749      160,071
Shareholders' equity:
    Common stock, $2.50
      par value per share                 94,129       93,705
    Capital in excess of par value       498,524      494,966
    Reinvested earnings                  515,918      503,962
    Cumulative currency
      translation adjustment              (2,926)      (2,972)

                                       1,105,645    1,089,661
     Less guarantee of ESOP debt          (9,729)     (11,106)
      Total shareholders' equity       1,095,916    1,078,555

Total liabilities and
  shareholders' equity                $4,205,814   $4,608,329

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 15, 1995, and July 9, 1994
(In thousands)

                                              1995      1994

Net cash provided by operating activities  $263,184  $277,710

Cash flows from investing activities:
    Collections on notes receivable          57,452    41,319
    Notes receivable funded                 (53,822)  (66,677)
    Notes receivable sold                    77,063       ---
    Proceeds from sale of businesses            ---     6,682
    Purchase of property and equipment      (59,148)  (38,164)
    Proceeds from sale of property
      and equipment                          21,056     4,535
    Investments in customers                 (8,761)  (12,764)
    Proceeds from sale of investments        16,331     4,082
    Other investing activities               (1,069)   (2,992)
      Net cash provided (used) in
        investing activities                 49,102   (63,979)
Cash flows from financing activities:
    Proceeds from long-term borrowings          ---   155,000
    Principal payments on long-term debt   (315,066) (331,938)
    Principal payments on capital
      lease obligations                      (8,904)   (6,629)
    Sale of common stock under
      incentive stock and
      stock ownership plans                   3,982     3,388
    Dividends paid                          (22,329)  (22,192)
    Other financing activities                3,933    (6,305)
      Net cash used in
        financing activities               (338,384) (208,676)
Net increase (decrease)in cash and
  cash equivalents                          (26,098)    5,055
Cash and cash equivalents,
  beginning of period                        28,352     1,634

Cash and cash equivalents,
  end of period                            $  2,254  $  6,689

Supplemental information:
    Cash paid for interest                  $96,459   $38,553
    Cash paid for income taxes              $ 2,668   $28,123

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of July 15, 1995, and the consolidated condensed statements of earnings and cash flows for the 12 and 28-week periods ended July 15, 1995, and July 9, 1994, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 15, 1995, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material.

2. The statement of earnings for the 28 weeks ended July 15, 1995 reflects the effect of the change in management's estimate of the cost associated with the general merchandising portion of the facilities consolidation plan. The estimate reflects reduced expense and cash outflow. Accordingly, the company reversed $9 million of the provision for restructuring during the first quarter of 1995. The reversal is shown as a credit to the facilities consolidation expense line in the accompanying financial statements.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1994 annual report on Form 10-K.

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $18 million at July 15, 1995, and $19 million at December 31, 1994.

5. The company and numerous other defendants have been named in two suits filed in U.S. District Court in Miami. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the allegations contained in the complaint.

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

6. In July 1994, the company completed the acquisition of all the outstanding stock of Haniel Corporation, the parent of Scrivner Inc. ("Scrivner"). The company paid $388 million in cash and refinanced substantially all of Scrivner's existing indebtedness (approximately $670 million in aggregate principal and premium).

    The acquisition has been accounted for as a purchase and the results of operations of Scrivner have been included in the consolidated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values at the date of the acquisition. At July 15, 1995, the excess of purchase price over assets acquired was $555 million and is being amortized on a straight-line basis over 40 years. Pro forma information for the 28 weeks ending July 9, 1994, summarizing the results of operations of the company (28 weeks) and Scrivner (24 weeks) as if the acquisition had occurred at the beginning of 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects, are as follows: net sales - $10.1 billion; net earnings - $34 million; and net earnings per share - $.92.

7. The senior notes issued in 1994 are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

    The following summarized financial information for the combined subsidiary guarantors has been prepared from the books and records maintained by the subsidiary guarantors and the company. Intercompany transactions are eliminated. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities. The summarized financial information includes allocations of material amounts of expenses such as corporate services and administration, interest expense on indebtedness and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable. During 1995, several subsidiary guarantors have been merged into Fleming Companies, Inc., resulting in a reduction in the amounts appearing in the summarized financial information.

                                                    July 15,
         (In millions)                                1995

         Current assets                              $664
         Noncurrent assets                            521
         Current liabilities                          949
         Noncurrent liabilities                        20

                                                 28 weeks ended
                                                    July 15,
         (In millions)                                1995

         Net sales                                 $1,944
         Costs and expenses                         1,920
         Earnings (loss) before
           extraordinary items                         12
         Net earnings (loss)                           12

8.  The accompanying earnings statements include the following:

                                      28 weeks         12 weeks
                                   1995     1994     1995     1994
                                             (in thousands)

    Depreciation and amortization
      (includes amortized
      financing costs)            $98,392  $58,784  $42,803  $24,939
    Amortized financing costs
      (part of interest expense)    3,571      564    1,526      242

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    In January 1994, the company announced the details of a plan to restructure its organizational alignment, re-engineer its operations and consolidate its facilities. The company's objective is to lower product costs to retail customers while providing the company with a fair and adequate return for product and services. To achieve this objective, management is making major organizational changes, introducing a new Fleming Flexible Marketing Plan and investing in technology. The actions contemplated by the plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations and are expected to be substantially completed by the end of 1996. The acquisition of Scrivner, described more fully below, has not changed the plan's design but has delayed full completion.

    In the first quarter of 1995, management changed its estimates with respect to the general merchandising operations portion of the facilities consolidation plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the first quarter the company reversed $9 million of the related provision.

    Facilities consolidation has resulted in the closure of four distribution centers and will result in the closure of one additional facility.

    Results, beginning with the third quarter of 1994, have been materially affected by the acquisition of Scrivner. Sales have increased dramatically and gross margin and selling and administrative expenses as a percent of sales are significantly higher due to the higher percentage of retail food operations in Scrivner. Due to the acquisition, interest expense increased materially as a result of both increased borrowing levels and higher interest rates, and expense for the amortization of goodwill increased significantly. The company has closed six Scrivner distribution centers and has announced plans and begun closing actions on three additional facilities.

    Management has identified certain on-going expenses to be incurred during the transitional phases of the company's consolidation, reorganization and re-engineering plan and the integration of Scrivner. These expenses include travel and training costs, additional expenditures associated with maintaining two operational systems during the integration of Scrivner and the roll-out of the new flexible marketing plan, software installation costs and other miscellaneous costs associated with facilities consolidations (including costs relating to operational inefficiencies during the change-over, deferred sales growth and lost business opportunities). These costs are difficult to isolate, quantify or predict, and the timing of various components is erratic. Nevertheless, management believes that such expenses have been incurred at a significant rate since the end of the second quarter of 1994 and that consolidation, reorganization and reengineering expenses will continue to negatively impact earnings until sometime in 1997.

Results of Operations

Set forth in the following table is information for the second interim and year to date periods of 1995 and 1994 regarding certain components of the company's earnings expressed as a percentage of net sales.

                                               1995     1994
Second Interim Period

Net sales                                    100.00%   100.00%
Gross margin                                   8.05       6.40
Less:
Selling and administrative expense             6.63       5.00
Interest expense                                .99        .57
Interest income                                (.40)      (.41)
Equity investment results                       .08        .09

Total                                          7.30       5.25

Earnings before taxes                           .75       1.15
Taxes on income                                 .38        .51
Net earnings                                    .37%       .64%

Year to Date

Net sales                                    100.00%    100.00%
Gross margin                                   7.99       6.34
Less:
Selling and administrative expense             6.63       5.00
Interest expense                               1.01        .55
Interest income                                (.40)      (.41)
Equity investment results                       .10        .09
Facilities consolidation                       (.09)       ---

Total                                          7.25       5.23

Earnings before taxes                           .74       1.11
Taxes on income                                 .38        .49
Net earnings                                    .36%       .62%

    Net sales. Sales for the second quarter (12 weeks) of 1995 increased by $1.1 billion, or 39%, to $4 billion from $2.9 billion for the same period in 1994. Year to date, sales increased by $2.6 billion, or 37%, to $9.5 billion from $6.9 billion for the 28 weeks in 1994. The increases in net sales were due to the Scrivner acquisition as Scrivner's sales were not included in the comparable periods in 1994. Without the acquisition, net sales for the quarter and year-to-date periods would have declined slightly due to several factors, none of which are individually material to net sales, including: the expiration of a temporary agreement with Albertson s, Inc. as its Florida distribution center came on line, the sale of a distribution center, the loss of certain customers at three different distribution centers, the loss of business due to the bankruptcy of Megafoods Stores, Inc. ("Megafoods") and the closing or sale of certain corporate stores. Sales comparisons for the third quarter of 1995 will be comparable to 1994 since the acquisition occurred at the beginning of the third quarter of 1994. Third and fourth quarter year-to-date comparisons will continue to be affected by the Scrivner acquisition.

    In August 1994, Megafoods and certain of its affiliates filed Chapter 11 bankruptcy proceedings. At such date, Megafoods' total indebtedness to Fleming for goods sold on open account, equipment leases and loans aggregated approximately $20 million. The company holds collateral with respect to a substantial portion of these obligations. Megafoods is also liable to the company under store sublease agreements for approximately $37 million, and the company is contingently liable on certain lease guarantees given on behalf of Megafoods.
The company is partially secured as to these obligations. Megafoods has alleged claims against the company arising from breach of contract, tortious interference with contracts and business relationships and wrongful set-off of a $12 million cash security deposit and has threatened to seek equitable subordination of the company's claims. The company denies these allegations and will vigorously protect its interests.

    Based on these events, the company took a charge to earnings of $6.5 million in the third quarter of 1994 to cover its estimated net credit exposure. However, the exact amount of the ultimate loss may vary depending upon future developments in the bankruptcy proceedings including those related to collateral values, priority issues and the company's ultimate expense, if any, related to certain customer store leases. An estimate of additional possible loss, or the range of additional losses, if any, cannot be made at this stage of the proceedings. The company estimates that its annualized sales to Megafoods prior to the bankruptcy were approximately $335 million.

    In June 1995, Megafoods moved the majority of its business in the Arizona market (approximately $150 million annually) to a different supplier. Although there is no formal agreement in place, Fleming expects to continue to sell approximately $20 million of produce annually to Megafoods.

    Fleming has a substantial business base in its Phoenix division which services more than 400 locations. In response to the lost Megafoods business, the company will adjust its Phoenix operations' overhead costs and pursue new business opportunities.

    Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the year-to-date period in 1995, food price inflation was flat.

    Gross margin. Gross margin for the second quarter of 1995 increased by $139 million, or 75%, to $324 million from $185 million for the same period of 1994 and increased as a percentage of net sales to 8.05% from 6.40% for the same period in 1994. Year to date, gross margin increased by $321 million, or 73%, to $760 million from $439 million for the same period of 1994. As a percentage of net sales, gross margin was 7.99% versus 6.34% in 1994. The increases in gross margin for both periods were due to the addition of retail operations, principally the Scrivner retail operations, which were not in the 1994 period. Retail operations typically have a higher gross margin and higher selling expenses than wholesale operations. Product handling expenses, consisting of warehouse, truck and building expenses, were essentially unchanged as a percentage of net sales in 1995 when compared to the 1994 periods.

    Selling and administrative expenses. Selling and administrative expenses for the second quarter of 1995 increased by $122 million, or 85%, to $267 million from $144 million for the same period in 1994 and increased as a percentage of net sales to 6.63% for 1995 from 5.00% in 1994. For the year-to-date period, selling and administrative expenses increased by $285 million, or 82%, to $630 million from $346 million in the 1994 period. These increases were due primarily to the acquisition of Scrivner, and also include other retail operations which were not in the 1994 period. Partially offsetting the increases was a $4 million gain during the second quarter of 1995 on the sale of certain notes receivable. Selling and administrative expenses also have increased due to additional goodwill amortization related to the acquisition. Third and fourth quarter year-to-date comparisons will continue to be affected by the acquisition.

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

    Credit loss expense, which includes the impairment of equity investments, is included in selling and administrative expenses and for the second quarter decreased by $7 million to $6 million from $13 million for the comparable period in 1994. Year to date, credit losses decreased by $12 million to $16 million from $28 million for the 28 weeks in 1994. The more stringent credit practices and de-emphasis of credit extensions to and investments in customers are beginning to result in lower losses. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, management expects that credit losses for fiscal year 1995 will be lower than those experienced in 1994.

    Interest expense. Interest expense for the second quarter of 1995 increased $24 million to $40 million from $16 million for the same period in 1994. Year to date, interest expense increased $58 million to $96 million from $38 million for the comparable period in 1994. The increase was due to the indebtedness incurred to finance the Scrivner acquisition, higher interest rates in the capital and credit markets and higher borrowing margins resulting from changes in the company's credit rating.

    The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. The credit agreement with the company's banks requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $850 million aggregate principal amount of floating rate indebtedness. This amount is after the July 1995 termination of $150 million of certain hedges at a minimal cost. The company's hedged position exceeds the requirements set forth in the credit agreement.

    The average interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through seven counterparty banks, and which have an average remaining life of
4.4 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks covering $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next 4.2 years. The company's net payment obligations and receivables under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations and receivables are accounted for as interest expense. For the year to date period in 1995, the interest rate hedge agreements added $3.3 million to interest expense.

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

    Interest income. Interest income for the 1995 quarter increased by $4 million to $16 million from $12 million for the same period in 1994. Year to date, interest income increased by $10 million to $38 million compared to $28 million for the 28 weeks in 1994. The increase is primarily due to earnings on the notes receivable acquired in the Scrivner loan portfolio. Near the end of the quarter, the company sold $77 million of notes receivable with limited recourse as described in Selling and administrative expenses. The sale reduces the amount of notes receivable available to produce interest income and will result in lower interest income. Proceeds have been applied to the repayment of long-term debt.

    Equity investment results. The company's portion of operating losses from equity investments for the second quarter of 1995 increased by less than $1 million to $3 million compared to the same period in 1994. Year to date, losses generated by equity investments have increased by $4 million to $10 million compared to the same period in 1994. Certain of the strategic multi-store customers in which the company has made equity investments under its business development venture program experienced increased losses. However, losses from retail stores, which are part of the company's equity store program and are accounted for under the equity method, decreased.

    Taxes on income. The company's effective tax rate increased to 51.1% in both 1995 periods from 44.1% for both periods in 1994, primarily due to increased goodwill amortization with no related tax deduction, operations in higher tax rate states and the significance of certain nondeductible expenses to pretax earnings.

    Other. Management believes that several factors negatively affecting earnings in 1994 and year-to-date in 1995 are likely to continue. Such factors include: flat wholesale sales; lack of food price inflation; operating losses in certain company-owned retail stores; increased interest expense, goodwill amortization and integration costs related to the acquisition; and a higher effective tax rate. Additionally, the company will continue to experience certain costs associated with the transitional phases of its consolidation, reorganization and re-engineering plan until sometime in 1997.

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

    Segment information. Sales and operating earnings for the company s food distribution and retail food segments are presented below.

                                95                   94
                        ------------------   ------------------
                         1ST    2ND    YTD    1ST    2ND    YTD
                         ---    ---    ---    ---    ---    ---
Sales
($ in billions)

Food distribution      $4.9   $3.6   $8.5   $3.7   $2.6   $6.3
Retail food             1.0     .7    1.7     .3     .3     .6
Corporate              ( .4)  ( .3)  ( .7)     -      -      -
                        ---    ---    ---    ---    ---    ---
     Total             $5.5   $4.0   $9.5   $4.0   $2.9   $6.9
                       ====   ====   ====   ====   ====   ====

Operating earnings
($ in millions)

Food distribution       $95    $62   $157    $77    $54   $131
Retail food              18     17     35      4      1      5
Corporate               (41)   (22)   (63)   (28)   (15)   (43)
                        ---    ---   ----    ---    ---   ----
    Total               $72    $57   $129    $53    $40    $93
                        ===    ===   ====    ===    ===    ===

    Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, income taxes and, effective in 1995, general corporate expenses. The transfer pricing between segments is at cost. The comparable 1994 periods have been restated to remove allocations of general corporate expenses.

Liquidity and Capital Resources

    Set forth below is certain information regarding the company's capital position at the end of the second quarter of 1995 and at the end of fiscal 1994:

         Capital Structure               July 15,         December 31,
         (In millions)                   1995      %      1994       %

         Long-term debt                 $1,439    49.3    1,752    54.8
         Capital lease obligations         382    13.1      369    11.5
                                         -----    ----    -----    ----
         Total debt                      1,821    62.4    2,121    66.3
         Shareholders' equity            1,096    37.6    1,079    33.7
                                         -----    ----    -----    ----
         Total capital                  $2,917   100.0   $3,200   100.0
                                        ======   =====   ======   =====

         Current maturities of long-term debt and current obligations under capital leases are included in the respective captions.

         Fleming's capital structure changed significantly as a result of the acquisition of Scrivner. The acquisition was financed, and a large portion of the existing debt of both Fleming and Scrivner was refinanced, through a $2.2 billion revolving credit and term loan agreement entered into with a group of banks. Upon execution of the new credit agreement the company terminated its $400 million and $200 million bank credit agreements. In December 1994, the company sold $300 million of 10.625% seven-year senior notes and $200 million of floating rate seven-year senior notes in a public offering and retired the $500 million two-year loan tranche of the credit agreement with the proceeds.

         In July 1994, the company's credit ratings for its senior unsecured long-term debt were downgraded from investment grade to Ba1 and BB+ by Moody's and Standard & Poor's, respectively, as a result of the additional debt incurred in the acquisition. Moreover, in late February 1995, Standard & Poor's placed its rating of Fleming's long-term debt on CreditWatch with negative implications. Standard & Poor's expressed concerns that lower than expected earnings for the third and fourth quarters of 1994, combined with re-engineering costs that are now anticipated to reduce 1995 earnings below Standard & Poor's prior expectations, will limit the company's ability to reduce acquisition-related debt. In June 1995, Standard & Poor's reduced the company's ratings to BB+ for the corporate credit rating and BB- for senior unsecured debt.

         Pricing under the credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon the higher of Moody's or Standard & Poor's ratings. Despite the effect of reduced earnings and the rating action by Standard & Poor's, management believes the company can maintain adequate liquidity for the foreseeable future at acceptable rates.

         The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. At second quarter end 1995, $694 million was borrowed on the six-year amortizing term loan and $40 million was drawn on the $596 million five-year revolving credit facility.

         The credit agreement and the indentures for the company's senior notes issued in 1994 contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.45 to 1; maintenance of a minimum consolidated net worth of at least $878 million; maintenance of a fixed charge coverage ratio of at least
1.25 to 1; a limitation on restricted payments (including dividends and company stock repurchases); prohibition of certain liens; prohibitions of certain mergers, consolidations and sales of assets; restrictions on the incurrence of debt and additional guarantees; limitations on transactions with affiliates; limitations on acquisitions and investments; limitations on capital expenditures; and a limitation on payment restrictions affecting subsidiaries. The company is permitted to pay dividends or repurchase capital stock in the aggregate amount of approximately $36 million for the remainder of fiscal 1995. At quarter-end 1995 the consolidated debt-to-net worth test would have allowed the company to borrow an additional $830 million and the fixed charge coverage test would have allowed the company to incur an additional $27 million of annual interest and rent expense. Covenants associated with the senior notes are generally less restrictive than those of the bank facility.
During the second quarter of 1995, the company sought and obtained an amendment to the credit agreement lowering the required fixed charge coverage ratio, reducing the maximum borrowings permissible pursuant to the credit agreement to $1.3 billion, reducing the interest rates payable under the agreement and providing more latitude to the company in securing letters of credit and short term debt. At the end of the second quarter 1995, the company was in compliance with all financial covenants under the credit agreement and the senior note indentures. Continued compliance over the near-term will depend on the company's ability to generate sufficient earnings during the implementation of its re-engineering plan and the integration of Scrivner.

         Operating activities generated $263 million of net cash flows for the second quarter of 1995 compared to $278 million in the comparable period in 1994. Working capital was $354 million at second quarter end 1995, a decrease from $496 million at year-end 1994. The current ratio decreased to 1.29 to 1, from
1.38 to 1 at year-end 1994. Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs, capital expenditures and cash needs for the facilities consolidation, restructuring and re-engineering plan.

         Capital expenditures for the second quarter of 1995 were approximately $49 million. Management expects that 1995 capital expenditures, excluding acquisitions, if any, will approximate
$100 million.

         The debt-to-capital ratio decreased to 62.4% from 66.3% at year-end 1994. The company's long-term target ratio is approximately 50%. Total capital was $2.9 billion at quarter end, down $.3 billion from year-end 1994.

Item 5. Other events. On July 7, William J. Dowd was named president and chief operating officer effective July 24. Robert
E. Stauth, who formerly held the president's title, will retain the title of chairman and chief executive officer. Mr. Dowd is a senior food industry executive with more than 24 years of experience with organizations such as Kraft General Foods, R. J. Reynolds and Campbell Soup. Most recently, he was senior vice president-operations at Cott Corporation, the world's largest producer of retailer branded soft drinks.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number                                            Page
Number

      4.0 Amendment No. 3 to Credit Agreement, among
          Fleming Companies, Inc., the Banks listed therein and Morgan Guaranty Trust Company of New York, as Managing Agent

      4.1 Amendment No. 2 to Borrower Pledge Agreement, dated as of

      4.2 Amendment No. 2 to Borrower Security Agreement, dated as of

      4.3 Amendment No. 2 to Subsidiary Pledge Agreement, dated as of

      4.4 Amendment No. 2 to Subsidiary Security Agreement, dated as of

      4.5 Amendment No. 2 to Subsidiary Guaranty Agreement, dated as of

      12  Computation of Ratio of Earnings
          to Fixed Charges

      27  Financial Data Schedule

(b)   Reports on Form 8-K:

      None

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FLEMING COMPANIES, INC.
                                       (Registrant)


Date    August 29, 1995           KEVIN J. TWOMEY
                                  Kevin J. Twomey
                                  Vice President - Controller
                                  (Chief Accounting Officer)