Form 10-Q
period 1995-10-07
FLEMING COMPANIES INC /OK/
filed 1995-11-21
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 7, 1995

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

   The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995 is as follows:

           Class                               Shares Outstanding
     Common stock, $2.50 par value                    37,662,000

                        FLEMING COMPANIES, INC.
                                 INDEX
                                                             Page No.

Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Earnings -
              12 Weeks Ended October 7, 1995,
              and October 1, 1994

            Consolidated Condensed Statements of Earnings -
              40 Weeks Ended October 7, 1995,
              and October 1, 1994

            Consolidated Condensed Balance Sheets -
              October 7, 1995, and December 31, 1994

            Consolidated Condensed Statements of Cash Flows -
              40 Weeks Ended October 7, 1995,
              and October 1, 1994

            Notes to Consolidated Condensed Financial
            Statements

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures

Consolidated Condensed Statements of Earnings
For the 12 weeks ended October 7, 1995, and October 1, 1994
(In thousands, except per share amounts)

                                                1995           1994
Net sales                                     $3,896,272     $4,124,291

Costs and expenses:
 Cost of sales                                 3,597,568      3,806,096
 Selling and administrative                      259,704        281,591
 Interest expense                                 38,603         36,929
 Interest income                                 (13,762)       (15,608)
 Equity investment results                         6,658          5,130
   Total costs and expenses                    3,888,771      4,114,138

Earnings before taxes                              7,501         10,153
Taxes on income                                    3,833          7,437

Net earnings                                  $    3,668     $    2,716


Net earnings per share                              $.10           $.07
Dividends paid per share                            $.30           $.30
Weighted average shares outstanding               37,619         37,332

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 40 weeks ended October 7, 1995, and October 1, 1994
(In thousands, except per share amounts)

                                                 1995           1994
Net sales                                    $13,351,305    $11,038,187

Costs and expenses:
 Cost of sales                                12,290,313     10,284,943
 Selling and administrative                      892,766        626,129
 Interest expense                                135,046         75,413
 Interest income                                 (51,655)       (46,391)
 Equity investment results                        16,205         11,027
 Facilities consolidation                         (8,982)           ---
   Total costs and expenses                   13,273,693     10,951,121

Earnings before taxes                             77,612         87,066
Taxes on income                                   39,660         41,356

Net earnings                                 $    37,952    $    45,710


Net earnings per share                             $1.01          $1.23
Dividends paid per share                            $.90           $.90
Weighted average shares outstanding               37,548         37,211

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

                                                   October 7,  December 31,
                                                     1995         1994
Assets
Current assets:
 Cash and cash equivalents                        $    4,750    $   28,352
 Receivables                                         353,829       364,884
 Inventories                                       1,153,673     1,301,980
 Other current assets                                 85,166       124,865
   Total current assets                            1,597,418     1,820,081
Investments and notes receivable                     301,853       402,603
Investment in direct financing leases                228,492       230,357

Property and equipment                             1,473,398     1,455,954
 Less accumulated depreciation
   and amortization                                 (535,960)     (467,830)
Net property and equipment                           937,438       988,124
Other assets                                         143,045       179,332
Goodwill                                           1,008,432       987,832

Total assets                                      $4,216,678    $4,608,329

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                 $  981,602    $  960,333
 Current maturities of long-term debt                 93,896       110,321
 Current obligations under capital leases             18,482        15,780
 Other current liabilities                           221,591       237,197
   Total current liabilities                       1,315,571     1,323,631
Long-term debt                                     1,268,745     1,641,390
Long-term obligations under
 capital leases                                      366,796       353,403
Deferred income taxes                                 24,708        51,279
Other liabilities                                    150,940       160,071
Shareholders' equity:
 Common stock, $2.50 par value per share              94,152        93,705
 Capital in excess of par value                      500,314       494,966
 Reinvested earnings                                 508,385       503,962
 Cumulative currency
   translation adjustment                             (3,891)       (2,972)

                                                   1,098,960     1,089,661
  Less ESOP note                                      (9,042)      (11,106)
   Total shareholders' equity                      1,089,918     1,078,555

Total liabilities and shareholders' equity        $4,216,678    $4,608,329

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 40 weeks ended October 7, 1995, and October 1, 1994
(In thousands)

                                                       1995          1994
Net cash provided by operating activities           $369,770    $  325,027

Cash flows from investing activities:
 Collections on notes receivable                      74,861        62,341
 Notes receivable funded                             (67,742)      (93,316)
 Notes receivable sold                                77,063           ---
 Purchase of property and equipment                  (80,864)      (85,448)
 Proceeds from sale of
   property and equipment                             30,009         5,467
 Investments in customers                             (8,867)      (12,764)
 Proceeds from sale of investment                     17,873         4,665
 Businesses acquired                                  (6,989)     (387,488)
 Proceeds from sale of businesses                        ---         6,682
 Other investing activities                           (3,083)       (1,584)
   Net cash provided by (used in)
     investing activities                             32,261      (501,445)
Cash flows from financing activities:
 Proceeds from long-term borrowings                      ---     1,665,751
 Principal payments on long-term debt               (393,598)   (1,425,563)
 Principal payments on capital
   lease obligations                                 (13,872)       (9,916)
 Sale of common stock under incentive
   stock and stock ownership plans                     5,795         5,339
 Dividends paid                                      (33,530)      (33,314)
 Other financing activities                            9,572       (21,888)
   Net cash provided by (used in)
     financing activities                           (425,633)      180,409
Net increase (decrease) in cash and cash
 equivalents                                         (23,602)        3,991
Cash and cash equivalents,
 beginning of period                                  28,352         1,634

Cash and cash equivalents, end of period             $ 4,750    $    5,625


Supplemental information:
 Cash paid for interest                             $129,612       $58,431
 Cash paid (received) for taxes                      $(7,231)      $36,504

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of October 7, 1995, and the consolidated condensed statements of earnings and cash flows for the 12 and 40-week periods ended October 7, 1995, and October 1, 1994, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 7, 1995, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Primary earnings per share are calculated using the weighted average shares outstanding. The impact of outstanding stock options on primary earnings per share is not material. Certain reclassifications have been made to the prior year amounts to conform to current years' classification.

2. The statement of earnings for the 40 weeks ended October 7, 1995 reflects the effect of the change in management's estimate of the cost associated with the general merchandising portion of the facilities consolidation plan. The estimate reflects reduced expense and cash outflow. Accordingly, the company reversed $9 million of the provision for restructuring during the first quarter of 1995. The reversal is shown as a credit to the facilities consolidation expense line in the accompanying financial statements.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1994 annual report on Form 10-K.

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $20 million at October 7, 1995, and $19 million at December 31, 1994.

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

     The acquisition has been accounted for as a purchase and the results of operations of Scrivner have been included in the consolidated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values at the date of the acquisition. At October 7, 1995, the excess of purchase price over assets acquired was $584 million and is being amortized on a straight-line basis over 40 years. Pro forma information for the 40 weeks ending October 1, 1994, summarizing the results of operations of the company (including the results of Scrivner since acquisition as of July 9, 1994) and Scrivner (27 weeks ended July 9, 1994) as if the acquisition had occurred at the beginning of 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects, are as follows: net sales - $14.3 billion; net earnings - $33 million; and net earnings per share - $.89.

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

                                       October 7,
           (In millions)                 1995
           Current assets                $383
           Noncurrent assets              603
           Current liabilities            188
           Noncurrent liabiilities         23

                                      40 weeks ended
                                        October 7,
           (In millions)                  1995
           Net sales                     $3,575
           Costs and expenses             3,565
           Net earnings                       5

8.  The accompanying earnings statements include the following:

                                   40 weeks           12 weeks
         (In thousands)         1995      1994     1995      1994
         Depreciation and
           amortization
           (includes amortized
           financing costs)   $140,543  $102,397  $42,151  $43,613
         Amortized financing
           costs (part of
           interest expense)    $5,096    $2,570   $1,525   $2,570

9. In October 1995, ABCO Holding, Inc., a customer of the company in which the company owns an equity interest and with whom the company has a long-term supply agreement, defaulted on its $21 million senior credit facility with its bank and on its loan and supply agreement with the company (totaling approximately $39 million). These obligations are secured by a pledge of substantially all of ABCO's assets. In November, the company purchased additional shares of ABCO's common stock for nominal consideration and now holds a majority of ABCO's common stock. The company also purchased ABCO's indebtedness to the bank, took an assignment of the bank's senior priority security interest and has agreed to cause ABCO's obligations to its other trade creditors to be brought current. The company has advised ABCO that it will commence foreclosure proceedings on the collateral held to secure the defaulted indebtedness. The company does not anticipate that the foreclosure will result in a material adverse effect on the company's financial position or results of operations.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   In January 1994, the company announced the details of a plan to restructure its organizational alignment, reengineer its operations and consolidate its facilities. The company's objective is to lower product costs to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management is making major organizational changes, introducing the Fleming
Flexible Marketing Plan ("FFMP") and investing in technology.
The actions contemplated by the reengineering plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations and are expected to be substantially completed by the middle of 1997.

   In the first quarter of 1995, management changed its estimates with respect to the general merchandising operations portion of the reengineering plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the first quarter the company reversed $9 million of the related provision.

   Facilities consolidation has resulted in the closure of four distribution centers since inception and will result in the closure of one additional facility.

   Results have been materially affected by the acquisition of Scrivner at the beginning of the third quarter of 1994. Sales have increased dramatically and gross margin and selling and administrative expenses as a percent of sales are significantly higher due to the higher percentage of retail food operations in Scrivner. Due to the acquisition, interest expense increased materially as a result of both increased borrowing levels and higher interest rates, and expense for the amortization of goodwill increased significantly. Since the acquisition, the company has closed nine Scrivner distribution centers.

   Management has identified certain on-going expenses to be incurred during the transitional phases of the company's consolidation, reorganization and reengineering plan and the integration of Scrivner. These expenses include travel and training costs, additional expenditures associated with maintaining two operational systems during the integration of Scrivner and the roll-out of FFMP, software installation costs and other miscellaneous costs associated with facilities consolidations (including costs relating to operational inefficiencies during the change-over, deferred sales growth and lost business opportunities). These costs are difficult to isolate, quantify or predict, and the timing of various components is erratic. Nevertheless, management believes that such expenses have been incurred at a significant rate since the end of the second quarter of 1994 and that consolidation, reorganization and reengineering expenses will continue to negatively impact earnings until sometime in 1997.

Results of Operations

   Set forth in the following table is information for the third interim and year to date periods of 1995 and 1994 regarding certain components of the company's earnings expressed as a percentage of net sales.

Third Interim Period                         1995       1994
Net sales                                   100.00%    100.00%
Gross margin                                  7.67       7.72
Less:
Selling and administrative expense            6.67       6.82
Interest expense                               .99        .90
Interest income                               (.35)      (.37)
Equity investment results                      .17        .12
Total expenses                                7.48       7.47

Earnings before taxes                          .19        .25
Taxes on income                                .10        .18
Net earnings                                   .09%       .07%

Year to Date                                  1995       1994

Net sales                                   100.00%    100.00%
Gross margin                                  7.95       6.82
Less:
Selling and administrative expense            6.69       5.67
Interest expense                              1.01        .68
Interest income                               (.38)      (.42)
Equity investment results                      .12        .10
Facilities consolidation                      (.07)       ---
Total expenses                                7.37       6.03

Earnings before taxes                          .58        .79
Taxes on income                                .30        .38
Net earnings                                   .28%       .41%

    Net sales. Sales for the third quarter (12 weeks) of 1995 decreased by $.2 billion, or 6%, to $3.9 billion from $4.1 billion for the same period in 1994. Year to date, sales increased by $2.4 billion, or 21%, to $13.4 billion from $11.0 billion for the 40 weeks in 1994. Net sales for both the quarter and year-to-date period were adversely impacted by sales lost through normal attrition which were not replaced as marketing efforts were directed toward training existing customers on implementing FFMP. In response to the situation, management is establishing a sales organization that will be dedicated to prospecting for new accounts. The company's tighter credit policies, which result in credit extensions being limited to new customers that meet certain minimum financial standards, has also had a dampening effect on generating replacement sales.

    The increase in year to date net sales was due to the Scrivner acquisition as Scrivner's sales were not included in 28 of the 40 weeks in 1994. Without the acquisition, net sales for the year-to-date periods would have declined slightly. Several other factors, none of which are individually material, adversely affected net sales including:
the loss of certain customers at three different distribution centers, the loss of business due to the bankruptcy of Megafoods
Stores, Inc. ("Megafoods"), the closing or sale of certain corporate stores, the sale of a distribution center and the expiration of a temporary agreement with Albertson's, Inc. as its Florida distribution center came on line.

    In August 1994, Megafoods and certain of its affiliates filed Chapter 11 bankruptcy proceedings. At such date, Megafoods' total indebtedness to Fleming for goods sold on open account, equipment leases and loans aggregated approximately $20 million. The company holds collateral with respect to a substantial portion of these obligations. Megafoods is also liable to the company under store sublease agreements for approximately $37 million, and the company is contingently liable on certain lease guarantees given on behalf of Megafoods. The company is partially secured as to these obligations. The company took a charge to earnings of $6.5 million in the third quarter of 1994 to cover its estimated net credit exposure. However, the exact amount of the ultimate loss may vary depending upon future developments in the bankruptcy proceedings, including those related to collateral values, priority issues, the company's ultimate expense, if any, related to certain customer store leases and the outcome of the litigation described below.

    In October 1995, Megafoods filed suit in the bankruptcy proceedings against the company alleging intentional interference with business relationship, intentional misrepresentation, negligent misrepresentation, conversion of a $12 million cash security deposit, breach of contract and for equitable subordination of the company's claims. The company denies these allegations and will vigorously defend the action.

    The company estimates that its annualized sales to Megafoods prior to the bankruptcy were approximately $335 million. Shortly after the commencement of the bankruptcy proceedings, Megafoods moved its business in the Texas market (approximately $100 million of annualized sales) to a new supplier and in June 1995, Megafoods moved the majority of its business in the Arizona market (approximately $150 million of annualized sales) to another supplier. In November 1995, at the company's request, Megafoods will move the balance of its business.

    Fleming has a substantial business base in its Phoenix division which services more than 400 locations. In response to the lost
Megafoods business, the company has adjusted its Phoenix operation's overhead costs and has pursued new business opportunities.

    Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the year-to-date period in 1995, food price inflation was not significant.

    Gross margin. Gross margin for the third quarter of 1995 decreased by $19 million, or 6%, to $299 million from $318 million for the same period of 1994 and decreased slightly as a percentage of net sales to 7.67% from 7.72% for the same period in 1994. Year to date, gross margin increased by $308 million, or 41%, to $1.1 billion from $753 million for the same period of 1994. As a percentage of net sales, gross margin was 7.95% versus 6.82% in 1994. The increase in gross margin for year to date was due to the addition of retail operations, principally the Scrivner retail operations, which were not in 28 of the 40 weeks of the 1994 period. Retail operations typically have a higher gross margin and higher selling expenses than food distribution operations. Product handling expenses, consisting of warehouse, truck and building expenses, were essentially unchanged as a percentage of net sales in 1995 when compared to the 1994 periods.

    Selling and administrative expenses. Selling and administrative expenses for the third quarter of 1995 decreased by $22 million, or 8%, to $260 million from $282 million for the same period in 1994 and decreased as a percentage of net sales to 6.67% for 1995 from 6.82% in 1994. For the year-to-date period, selling and administrative expenses increased by $267 million, or 43%, to $893 million from $626 million in the 1994 period. The decrease in the quarter was due in part to the reduction in credit loss expense, described below, and to a reduction in the estimate of liabilities required for various obligations, partially offset by an increase in retail expenses. The 1994 period did not include a full quarter of activity for Scrivner retail and other retail operations acquired. The increase in year to date was due primarily to the acquisition of Scrivner and other retail operations which were not in the 1994 period for most of the 40 weeks. Selling and administrative expenses also have increased due to additional goodwill amortization related to the acquisition.

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

    Credit loss expense is included in selling and administrative expenses and for the third quarter decreased by $13 million to $9 million from $22 million for the comparable period in 1994. Year to date, credit losses decreased by $25 million to $24 million from $49 million for the 40 weeks in 1994. The more stringent credit practices and reduced emphasis on credit extensions to and investments in customers are resulting in lower losses. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, management expects that credit losses for fiscal year 1995 will be lower than those experienced in 1994.

    Interest expense. Interest expense for the third quarter of 1995 increased $2 million to $39 million from $37 million for the same period in 1994. Year to date, interest expense increased
$60 million to $135 million from $75 million for the comparable period in 1994. The increase for the third quarter was due to the acquisition indebtedness (which was outstanding for all of the 1995 quarter compared to ten fewer days in the 1994 quarter) coupled with higher rates. Year to date, the increase was due principally to higher borrowing due to the Scrivner acquisition, higher interest rates in the capital and credit markets, and higher borrowing margins resulting from changes in the company's credit rating resulting from the Scrivner acquisition and the 1995 credit rating downgrade.

    The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. The credit agreement with the company's banks requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $850 million aggregate principal amount of floating rate indebtedness. The company's hedged position exceeds the hedge requirements set forth in the company's bank credit agreement.

    The interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through seven counterparty banks, and which have an average remaining life of
4.1 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks covering $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next 3.9 years. The company's net payment obligations and receivables under the interest rate swap and cap agreements meet the criteria for hedge accounting treatment. Accordingly, the company's payment obligations and receivables are accounted for as interest expense. For the year to date period in 1995, the interest rate hedge agreements added $5.4 million to interest expense.

    With respect to the interest rate hedging agreements, the company believes its exposure to potential credit loss is minimized primarily due to the relatively strong credit ratings of the counterparties for their unsecured long-term debt (A+ or higher from Standard & Poor's Ratings Group and A2 or higher from Moody's Investors Service, Inc.) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to their maturity.

    Interest income. Interest income for the 1995 quarter decreased by $2 million to $14 million from $16 million for the same period in 1994. Year to date, interest income increased by $6 million to $52 million compared to $46 million for the 40 weeks in 1994. The decrease in the quarter is primarily due to the notes receivable sale in the second quarter of 1995. At the end of June 1995, the company sold $77 million of notes receivable with limited recourse. The sale reduced the amount of notes receivable available to produce interest income and resulted in lower interest income. The year to date increase is primarily due to earnings on the notes receivable acquired in the Scrivner loan portfolio, partially offset by the note sale.

    Equity investment results. The company's portion of operating losses from equity investments for the third quarter of 1995 increased by less than $2 million to $7 million compared to the same period in 1994. Year to date, such operating losses have increased by $5 million to $16 million compared to the same period in 1994. Certain of the strategic multi-store customers in which the company has made equity investments under its business development venture program experienced increased losses during both the third quarter and the year to date period; such losses are expected to continue during the fourth quarter. Additionally, losses from retail stores which are part of the company's equity store program and are accounted for under the equity method also increased.

    In October 1995, ABCO Holding, Inc., a customer of the company in which the company owns an equity interest and with whom the company has a long-term supply agreement, defaulted on its $21 million senior credit facility with its bank and on its loan and supply agreement with the company (totaling approximately $39 million). These obligations are secured by a pledge of substantially all of ABCO's assets. In November, the company purchased additional shares of ABCO's common stock for nominal consideration and now holds a majority of ABCO's common stock. The company also purchased ABCO's indebtedness to the bank, took an assignment of the bank's senior priority security interest and has agreed to cause ABCO's obligations to its other trade creditors to be brought current. The company has advised ABCO that it will commence foreclosure proceedings on the collateral held to secure the defaulted indebtedness. The company does not anticipate that the foreclosure will result in a material adverse effect on the company's financial position or results of operations.

    Taxes on income. The estimated effective tax rate for the third quarter 1995 was 51.1%, down from 73.2% recorded in the third quarter 1994. The high third quarter 1994 rate resulted principally from recording the effects during the quarter of the higher estimated annual rate due to the Scrivner acquisition.
The increase was primarily due to increased goodwill amortization with no related tax deduction, operations in higher tax rate states and the significance of certain nondeductible expenses to pretax earnings. The company's estimated annual effective tax rate year to date in 1995 was 51.1%, up from 47.5% recorded in the comparable period in 1994. The 1994 annual rate was 50.0%.

    Other. Several factors negatively affecting earnings year to date in 1995 are likely to continue. Management believes that these factors include: lower sales; increased interest expense and goodwill amortization; little or no food price inflation; and operating losses in certain company-owned retail stores.
Additionally, costs associated with the transitional phases of the company's consolidation, reorganization and reengineering plan are expected to continue until sometime in 1997.

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

    Segment information. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                              Third Interim
                                 Period        Year to Date
                               1995    1994     1995     1994
    Sales
    ($ in billions)

    Food distribution          $ 3.2   $ 3.4     $ 10.9  $  9.7
    Retail food                   .7      .7        2.5     1.3

     Total Sales               $ 3.9   $ 4.1     $ 13.4  $ 11.0

    Operating earnings
    ($ in millions)

    Food distribution          $59     $54       $217    $183
    Retail food                  9      10         43      19
    Corporate                  (29)    (27)       (92)    (75)

    Total                      $39     $37       $168    $127

    Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, income taxes and general corporate expenses. The transfer pricing between segments is at cost.

Liquidity and Capital Resources

    Set forth below is certain information regarding the company's capital position at the end of the third quarter of 1995 and at the end of fiscal 1994:

         Capital Structure         October 7,        December 31,
         (In millions)             1995       %      1994     %
         Long-term debt            $1,363   48.0   $1,752   54.8
         Capital lease obligations    385   13.6      369   11.5
         Total debt                 1,748   61.6    2,121   66.3
         Shareholders' equity       1,090   38.4    1,079   33.7

         Total capital             $2,838  100.0   $3,200  100.0

         (Current maturities of long-term debt and current obligations under capital leases are included in the respective captions.)

    The company's current debt capital structure includes an $800 million six-year amortizing term loan which matures June 2000, a $596 million five-year revolving credit facility which matures July 1999, $300 million of 10.625% seven-year senior notes maturing December
2001, $200 million of floating rate seven-year senior notes, and $139 million of medium-term notes.

    Presently the company's senior unsecured debt is rated Ba1 by Moody's Investors Service and BB- by Standard & Poor's Ratings Group. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon the higher of Moody's or Standard & Poor's ratings.

    The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. Despite the effect of reduced earnings, management believes the company can maintain adequate liquidity for the foreseeable future at acceptable rates. At third quarter end 1995, $683 million was borrowed on the six-year amortizing term loan and $30 million was drawn on or supported by the $596 million five-year revolving credit facility.

    The bank credit agreement and the indentures for the company's senior notes issued in 1994 contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.45 to 1; maintenance of a minimum consolidated net worth of at least $880 million; maintenance of a fixed charge coverage ratio of at least
1.25 to 1; a limitation on restricted payments (including dividends and company stock repurchases); prohibition of certain liens; prohibitions of certain mergers, consolidations and sales of assets; restrictions on the incurrence of debt and additional guarantees; limitations on transactions with affiliates; limitations on acquisitions and investments; limitations on capital expenditures; and a limitation on payment restrictions affecting subsidiaries.

    The company is permitted to pay dividends or repurchase capital stock in the aggregate amount of approximately $26 million for the remainder of fiscal 1995. At quarter-end 1995 the consolidated debt-to-net worth test would have allowed the company to borrow an additional $888 million and the fixed charge coverage test would have allowed the company to incur an additional $23 million of annual interest and rent expense.

    Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

    At the end of the third quarter 1995, the company was in compliance with all financial covenants under the credit agreement and the senior note indentures. Continued compliance over the near-term will depend on the company's ability to generate sufficient earnings during the implementation of its reengineering plan.

    Operating activities generated $370 million of net cash flows year to date in 1995 compared to $325 million in the comparable period in 1994. Working capital was $282 million at third-quarter end 1995, a decrease from $496 million at year-end 1994. The current ratio decreased to 1.21 to 1, from 1.38 to 1 at year-end 1994. Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs, capital expenditures and cash needs for the facilities consolidation, restructuring and reengineering plan.

    Capital expenditures year to date in 1995 were approximately
$69 million. Management expects that 1995 capital expenditures, excluding acquisitions, if any, will approximate $100 million.

    The debt-to-capital ratio decreased to 61.6% from 66.3% at year-end 1994. The company's long-term target ratio is approximately 50%. Total capital was $2.8 billion at quarter end, down $.4 billion from year-end 1994.

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

                                   FLEMING COMPANIES, INC.
                                   (Registrant)

Date: November 20, 1995            /s/ KEVIN J. TWOMEY

                                   Kevin J. Twomey
                                   Vice President-Controller
                                   (Chief Accounting Officer)