Form 10-Q
period 1996-04-20
FLEMING COMPANIES INC /OK/
filed 1996-05-31
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 20, 1996

                                  OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 1996 is as follows:

           Class                               Shares Outstanding
     Common stock, $2.50 par value                    37,788,000

                                 INDEX

                                                             Page
                                                             Number
Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Earnings -
              16 Weeks Ended April 20, 1996,
              and April 22, 1995

            Consolidated Condensed Balance Sheets -
              April 20, 1996, and December 30, 1995

            Consolidated Condensed Statements of Cash Flows -
              16 Weeks Ended April 20, 1996,
              and April 22, 1995

            Notes to Consolidated Condensed Financial
            Statements

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

 Part II. OTHER INFORMATION:

 Item 1.  Legal Proceedings

 Item 4.  Results of Votes of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures

              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


Consolidated Condensed Statements of Earnings
For the 16 weeks ended April 20, 1996, and April 22, 1995
(In thousands, except per share amounts)

                                                 1996           1995
                                              ----------     ----------
Net sales                                     $5,168,234     $5,458,982

Costs and expenses:
 Cost of sales                                 4,711,114      5,020,518
 Selling and administrative                      401,523        364,081
 Interest expense                                 55,760         56,397
 Interest income                                 (15,424)       (19,481)
 Equity investment results                         3,165          6,473
 Facilities consolidation                              -         (8,982)
                                              ----------     ----------
   Total costs and expenses                    5,156,138      5,419,006
                                              ----------     ----------
Earnings before taxes                             12,096         39,976
Taxes on income                                    6,181         20,428
                                              ----------     ----------
Net earnings                                  $    5,915     $   19,548
                                              ==========     ==========

Net earnings per share                              $.16           $.52
Dividends paid per share                            $.30           $.30
Weighted average shares outstanding               37,739         37,497
                                              ==========     ==========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

                                                   April 20,    December 30,
                                                      1996         1995
                                                  ----------    -----------
Assets
- ------
Current assets:
 Cash and cash equivalents                        $   24,752    $    4,426
 Receivables                                         350,963       340,215
 Inventories                                       1,080,705     1,207,329
 Other current assets                                 99,331        98,801
                                                  ----------    ----------
   Total current assets                            1,555,751     1,650,771
Investments and notes receivable                     279,671       271,763
Investment in direct financing leases                221,897       225,552

Property and equipment                             1,535,168     1,527,526
 Less accumulated depreciation
   and amortization                                 (567,277)     (532,364)
                                                  ----------    ----------
Net property and equipment                           967,891       995,162
Other assets                                         137,628       132,338
Goodwill                                           1,011,216     1,021,099
                                                  ----------    ----------
Total assets                                      $4,174,054    $4,296,685
                                                  ==========    ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Accounts payable                                 $  836,901    $1,001,123
 Current maturities of long-term debt                 70,731        53,917
 Current obligations under capital leases             19,923        19,452
 Other current liabilities                           226,132       211,863
                                                  ----------    ----------
   Total current liabilities                       1,153,687     1,286,355
Long-term debt                                     1,369,715     1,347,987
Long-term obligations under
 capital leases                                      363,240       368,876
Deferred income taxes                                 46,917        40,179
Other liabilities                                    161,277       169,966

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share              94,468        94,291
 Capital in excess of par value                      502,741       501,474
 Reinvested earnings                                 495,141       501,214
 Cumulative currency
   translation adjustment                             (4,549)       (4,549)
                                                  ----------    ----------
                                                   1,087,801     1,092,430
  Less ESOP note                                      (8,583)       (9,108)
                                                  ----------    ----------
   Total shareholders' equity                      1,079,218     1,083,322
                                                  ----------    ----------
Total liabilities and shareholders' equity        $4,174,054    $4,296,685
                                                  ==========    ==========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 20, 1996, and April 22, 1995
(In thousands)

                                                       1996          1995
                                                    --------      --------
Net cash provided by operating activities           $ 18,799      $145,748

Cash flows from investing activities:
 Collections on notes receivable                      22,018        42,916
 Notes receivable funded                             (26,534)      (25,682)
 Purchase of property and equipment                  (26,431)      (29,586)
 Proceeds from sale of
   property and equipment                              3,049         9,158
 Investments in customers                               (141)       (1,234)
 Proceeds from sale of investment                          -        15,901
 Proceeds from sale of businesses                      9,244             -
 Other investing activities                           (1,115)         (709)
                                                    --------      --------
   Net cash provided by (used in)
     investing activities                            (19,910)       10,764
                                                    --------      --------

Cash flows from financing activities:
 Proceeds from long-term borrowings                  128,000             -
 Principal payments on long-term debt                (89,458)     (167,962)
 Principal payments on capital
   lease obligations                                  (6,141)       (4,970)
 Sale of common stock under incentive
   stock and stock ownership plans                     1,444         2,073
 Dividends paid                                      (11,238)      (11,150)
 Other financing activities                           (1,170)        1,761
                                                    --------      --------
   Net cash provided by (used in)
     financing activities                             21,437      (180,248)
                                                    --------      --------

Net increase (decrease) in cash
 and cash equivalents                                 20,326       (23,736)
Cash and cash equivalents,
 beginning of period                                   4,426        28,352
                                                    --------      --------

Cash and cash equivalents, end of period            $ 24,752      $  4,616
                                                    ========      ========

Supplemental information:
 Cash paid for interest                              $43,519       $44,860
 Cash paid for taxes                                  $6,953       $19,770
                                                    ========      ========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of April 20, 1996, and the consolidated condensed statements of earnings and cash flows for the 16-week periods ended April 20, 1996, and April 22, 1995, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 20, 1996, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

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

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1995 annual report on Form 10-K.

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $23 million at April 20, 1996, and $22 million at December 30, 1995.

5. The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek actual damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought in the complaints is not specified, plaintiffs claim approximately $300 million in actual losses as the result of the allegations contained in the complaints.

The litigation is complex and the ultimate outcome, which is not expected to be known for over one year, cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable result could have a material adverse effect on the company. The company is vigorously defending the actions. Trial is currently scheduled to begin in August 1996.

The company, one of its former subsidiaries, and a retired executive officer were named in a lawsuit filed in District Court in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc. ("David's")) which went to trial on February 19, 1996. The company considered the claims to be without merit. However, following a four-week trial the jury found the company's disputed overcharges amounted to $2.8 million and rendered a verdict against the company. David's filed a motion for judgment on its verdict for $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA") reserving the right to recover under any alternative theory supported by the verdict in the event the judgment on the DTPA theory is in any way modified or reversed on appeal.

On April 4, 1996, the company and its banks amended the company's credit agreement to increase the letter of credit subfacility in order for the company to obtain a supersedeas bond and to exclude from financial covenant calculations any charges recorded with respect to David's.

On April 12, 1996, David's motion for judgment was granted in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. The company posted a $230 million bond immediately after the judgment was granted and will appeal the judgment.

The company posted the bond through arrangements with several sureties. The bond is partially secured by letters of credit in the amount of $135 million which are supported by the bank credit agreement. The cost of the bond and letter of credit requirements, as well as attorney's fees, is expected to be approximately $3 million annually which will negatively impact future earnings.

On May 10, 1996, the company filed a motion for a new trial on grounds, among others, that the trial judge had failed to disclose certain financial relationships with David's controlling stockholder and others associated with the controlling stockholder as required by the Texas Code of Judicial Conduct. Other grounds for a new trial include David's failure to prove lost profits; that David's claims, if any, are governed by contract law and are not tort or DTPA violations; the admission of hearsay evidence; and the allowance of inflammatory and prejudicial arguments by David's counsel. The company also filed a motion for recusal of the judge from all further proceedings in the case.

On May 13, 1996, the judge recused himself from hearing any further matters on the case and asked the presiding judge of the administrative judicial region to assign another judge to hear the motion for new trial. In addition, the trial judge endorsed Fleming's request for a new trial. A new judge has been appointed and a hearing date on the company's motion for a new trial is set for June 24, 1996.

Based on management's present assessment of the ultimate outcome, a charge of approximately $7 million was recorded in the accompanying statement of earnings during the first quarter of 1996. In view of the large judgment, an unfavorable result from the appellate process would have a material adverse effect on the company. The appellate process may take up to three years or longer.

In view of the large judgment in the David's litigation, assertions of similar allegations could occur in future or currently pending litigation. Management is unable to predict the potential range of monetary exposure, if any, to the company. However, if successfully asserted, any unfavorable outcome could have a material adverse effect on the company.

From the date of the jury verdict through May 30, 1996, the company and certain officers, including the chief executive officer, were named as defendants in six purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by certain noteholders, each in the U. S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the David's litigation. The plaintiff in four of the stockholder cases also claims the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposes it to substantial legal liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. The company denies these allegations and intends to vigorously defend the actions. Management is unable to predict a potential range of monetary exposure, if any, to the company from these actions. However, an unfavorable outcome in any of them could have a material adverse effect on the company.

Megafoods Stores, Inc. and certain of its affiliates filed Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court in Arizona in August 1994. As of the date of filing, the debtors' total indebtedness to the company for goods sold on open account, equipment leases and loans aggregated approximately $28 million, for which claims have been filed in the bankruptcy proceedings. The company holds collateral with respect to a substantial portion of these obligations and will continue to pursue collection of its claims through the reorganization proceeding. The debtor is also liable or contingently liable to the company under store sublease or lease guarantee agreements. The company is partially secured as to these obligations. The debtor has also filed an adversary proceeding against the company seeking subordination of the company's claims, return of a $12 million deposit and affirmative relief for damages. The trial is expected to begin in August
1996. On May 14, 1996, the company's motion to convert the Chapter 11 bankruptcy proceedings into a Chapter 7 liquidation proceeding was denied.
The company is considering an appeal. Also, the bankruptcy judge granted the debtor leave to amend its adversary proceedings complaint to include allegations similar to those contained in the David's litigation described above. On May 16, 1996, the debtor filed its second amended complaint which included similar allegations to the David's litigation. The company does not believe that the debtor has a cause of action based upon the David's litigation claims and intends to vigorously defend. An unfavorable result, however, could have a material adverse effect on the company. Absent appeal, the ultimate outcome of these proceedings are expected within one year. The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $.8 million in the first quarter of 1996 for the difference between the amount owed by the debtor and the related collateral values. Financial exposure, if any, with respect to continued deterioration in the collateral value or the subordination of the company's claims and the $12 million deposit could result in a loss of up to $20 million in excess of the amount accrued.

6. The senior notes issued in 1994 are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

The following summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                    April 20,        April 22,
           (In millions)                1996             1995
           ----------------------------------------------------
           Current assets                $22             $754
           Noncurrent assets             $59           $1,405
           Current liabilities            $9             $501
           Noncurrent liabilities          -             $875

                                          16 weeks ended
                                    April 20,        April 22,
           (In millions)                1996             1995
           ----------------------------------------------------
           Net sales                    $109             $2,215
           Costs and expenses           $115             $2,230
           Net earnings (loss)           $(3)               $(8)

During 1996 and 1995, a significant number of subsidiaries were merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

7. The accompanying earnings statements include the following:

                                                     16 weeks
                                               ---------------------
         (In thousands)                        1996             1995
         ------------------------------------------------------------
         Depreciation and
           amortization
           (includes amortized
           financing costs)                 $55,651          $55,589
         Amortized financing
           costs (part of
           interest expense)                 $2,075           $2,045

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General
- -------

In 1994, the company embarked upon a plan to restructure its organizational alignment, reengineer its operations and consolidate its distribution facilities. The company's objective is to lower the net acquisition cost of product to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management has made major organizational changes, implemented the Fleming Flexible Marketing Plan ("FFMP") in approximately 40% of its food distribution sales base, or 17 of its 35 operating units, and increased its investment in technology. The actions contemplated by the reengineering plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations. Although a significant number of reengineering initiatives have been completed, more are planned. The timing of the remaining initiatives has been lengthened while the company refocuses on financial performance and refines FFMP, as a consequence of responses from customers and vendors. Accordingly, completion dates are not known.

As part of the reengineering plan, the company closed four distribution centers and plans to close one additional facility. In addition, since the Scrivner acquisition, the company has closed nine former Scrivner distribution centers.

Results of Operations
- ---------------------

Set forth in the following table is information for the first interim periods of 1996 and 1995 regarding components of the company's earnings expressed as a percentage of net sales.

First Interim Period                             1996                1995
- ---------------------------------------------------------------------------
Net sales                                      100.00%             100.00%

Gross margin                                     8.84                8.03
Less:
Selling and administrative expense               7.77                6.67
Interest expense                                 1.08                1.03
Interest income                                  (.30)               (.36)
Equity investment results                         .06                 .12
Facilities consolidation                          .00                (.16)
- ---------------------------------------------------------------------------
Total expenses                                   8.61                7.30
- ---------------------------------------------------------------------------
Earnings before taxes                             .23                 .73
Taxes on income                                   .12                 .37
- ---------------------------------------------------------------------------
Net earnings                                      .11%                .36%
- ---------------------------------------------------------------------------

Net sales. Sales for the first quarter (16 weeks) of 1996 decreased by $.3 billion, or 5%, to $5.2 billion from $5.5 billion for the same period in 1995. Several factors, none of which are individually material, adversely affected net sales including: sales lost through normal attrition which were not replaced, the loss of business of Megafoods Stores, Inc. ("Megafoods"), stricter credit policies and the closing or sale of certain corporate stores. Net sales have trended downwards since 1994 which, if not corrected, will adversely affect earnings. The company, however, has developed a national sales force which is focusing on developing prospects for new business.

In June 1995, Megafoods moved the majority of its business in the Arizona market (approximately $150 million of annualized sales) to another supplier. In November 1995, at the company's request, Megafoods moved the balance of its business. See note 5. to the Notes to Condensed Consolidated Financial Statements for further discussion of Megafoods.

Retail sales generated by the same stores for the first quarter of 1996 compared to the same period in 1995 increased slightly. The net gains and losses resulting from the disposition of retail stores during the first quarter was a pretax loss of $4 million and were classified as a component of net sales.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the first quarter of 1996, food price inflation was 2.3%, significantly higher than in 1995.

Gross margin. Gross margin for the first quarter of 1996 increased by $19 million, or 4%, to $457 million from $438 million for the same period of 1995 and increased as a percentage of net sales to 8.84% from 8.03% for the same period in 1995. The increase in gross margin was due to the addition of retail operations, including ABCO Markets, a 71-store supermarket chain with operations in Arizona, which were not consolidated in the 1995 period. Retail operations typically have a higher gross margin and higher selling expenses than food distribution operations. During the first quarter of 1996, the company implemented increases in certain charges to its customers under FFMP, increasing gross margin. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1996 compared to 1995, reflecting the cost controls and the benefits of the company's consolidations occurring in 1995. The food price inflation discussed above resulted in a $.8 million LIFO charge for the quarter, compared to $1.2 million of income for the 1995 period.

Selling and administrative expenses. Selling and administrative expenses for the first quarter of 1996 increased by $37 million, or 10%, to $402 million from $364 million for the same period in 1995 and increased as a percentage of net sales to 7.77% for 1996 from 6.67% in 1995. The increase was principally due to higher retail expenses resulting from additional retail operations, primarily ABCO Markets. The increase is also due in part to the charge related to the David's judgment which was recorded in the first quarter of 1996. Approximately $7 million was recorded, $4 million of which was included in selling and administrative expenses. The remaining $3 million was classified as interest expense. See "Legal Proceedings." Higher legal expenses compared to the 1995 period also contributed to the increase. Partially offsetting the increases was a reduction during the 1996 quarter in the estimate of liabilities required for various obligations.

As more fully described in the 1995 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers. Usually, these capital investments are made in and guarantees extended to customers with whom the company enjoys long-term supply agreements.

Credit loss expense is included in selling and administrative expenses and for the first quarter of 1996 decreased by $2 million to $8 million from $10 million for the comparable period in 1995. Tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, the results thus far of these new practices and emphasis have been positive. See note 5. in the Notes to Consolidated Condensed Financial Statements for further discussion related to Megafoods.

Interest expense. Interest expense for the first quarter of 1996 decreased slightly to $56 million. Lower borrowing levels in the 1996 period compared to the same period in 1995 were offset by the $3 million interest component of the charge related to the David's judgment which was recorded in the first quarter of 1996.

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

The interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through seven counterparty banks and have an average remaining life of 2.5 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks. The agreements cap LIBOR at 7.33% over the next 2.7 years. Payments made under obligations or received for receivables are accounted for as interest expense. For the first quarter of 1996, the interest rate hedge agreements added $3 million to interest expense.

With respect to the interest rate hedging agreements, the company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from Standard & Poor's Ratings Group and A2 or higher from Moody's Investors Service, Inc.) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity.

Interest income. Interest income for the first quarter of 1996 decreased by $4 million to $15 million from $19 million for the same period in 1995. The decrease is primarily due to the notes receivable sale in the second quarter of 1995 when the company sold $77 million of notes receivable with limited recourse. The sale reduced the amount of notes receivable available to produce interest income.

Equity investment results. The company's portion of operating losses from equity investments for the first quarter of 1996 decreased to $3 million from $6 million for the same period in 1995. The results of operations of ABCO Markets, accounted for under the equity method in the first quarter of 1995, are not included in the 1996 equity investment results line due to the acquisition described above, resulting in part of the improvement. The remainder of the improvement is based on improved results of operations in the underlying investees.

Facilities consolidation. In the first quarter of 1995, management changed its restructuring estimates with respect to the general merchandising operations portion of the restructuring plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the 1995 quarter the company reversed $9 million of the provision for restructuring.

Taxes on income.  The estimated effective tax rate for both periods was 51.1%.

Other. See Part I., Item 1. Financial Statements - Notes to Consolidated Condensed Financial Statements and Part II., Item 1. Legal Proceedings for further discussion of certain litigation.

The company has been named in two legal actions related to Premium Sales Corporation filed in the U.S. District Court in Miami in December 1993. The litigation is complex and the ultimate outcome cannot presently be determined. Furthermore, the company is unable to predict a potential range of monetary exposure, if any, to the company. Based on the recovery sought, an unfavorable judgment could have a material adverse effect on the company. Trial is currently scheduled for August 1996.

On April 14, 1996, a judgment against the company was granted in the David's lawsuit in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest of 10% per annum. The company posted the required bond and commenced its appeal. The company filed motions seeking a new trial and recusal of the trial judge from all further procedures. The trial judge recused himself and the new judge has set June 24, 1996 as the hearing date on the motion for a new trial. In view of the large judgment, an unfavorable result from the appellate process could have a material adverse effect on the company. The appellate process may take up to three years or longer.

The company has been named in six purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by certain noteholders alleging the company failed to properly disclose and account for the David's litigation. Plaintiffs seek undetermined but significant damages. An unfavorable outcome in any of the actions could have a material adverse effect on the company.

Megafoods has filed an adversary proceeding related to the company's bankruptcy claim, return of a $12 million deposit and affirmative relief for damages, including an amended complaint that includes allegations similar to those contained in the David's litigation. Financial exposure, if any, with respect to the continued deterioration in the collateral value or the subordination of the company's claims and the $12 million deposit could result in a loss of up to $20 million in excess of the amount accrued.
The unfavorable result in the adversary proceeding could have a material adverse effect on the company.

Several factors negatively affecting earnings in the first quarter of 1996 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and litigation and related bond costs.

Segment information. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                               First Interim Period
    ($ in millions)                            1996             1995
- --------------------------------------------------------------------
    Sales:
      Food distribution                      $3,981           $4,451
      Retail food                             1,187            1,008
- --------------------------------------------------------------------
    Total sales                              $5,168           $5,459
====================================================================

    Operating earnings:
      Food distribution                         $89              $98
      Retail food                                15               17
      Corporate                                 (48)             (41)
- --------------------------------------------------------------------
    Total operating earning                     $56              $74
====================================================================

Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, facilities consolidation and income taxes.
General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost.

Liquidity and Capital Resources
- -------------------------------

Set forth below is certain information regarding the company's capital position at the end of the first quarter of 1996 and at the end of fiscal
1995:


Capital Structure (In millions)     April 20, 1996       December 30, 1995
- --------------------------------------------------------------------------
Long-term debt                      $1,440     49.6%     $1,402     48.8%
Capital lease obligations              383     13.2         388     13.5
- --------------------------------------------------------------------------

Total debt                           1,823     62.8       1,790     62.3
Shareholders' equity                 1,079     37.2       1,083     37.7
- --------------------------------------------------------------------------

Total capital                       $2,902    100.0%     $2,873    100.0%
==========================================================================

The company's current debt capital structure includes a $800 million six-year amortizing term loan with final maturity in June 2000, a $596 million five-year revolving credit facility with final maturity in July 1999, $300 million of 10.625% seven-year senior notes, $200 million of floating rate seven-year senior notes, each of which matures December 2001 and $99 million of medium-term notes, $7 million of 9.5% debentures and $10 million of other debt.

Presently the company's senior unsecured debt is rated Ba1 by Moody's Investors Service and BB- by Standard & Poor's Ratings Group. Moody's and Standard & Poor's have placed the company's rated debt under review for possible downgrade and CreditWatch with negative implications, respectively, due in part to uncertainties created by the David's judgment. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon Moody's and Standard & Poor's ratings.

The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. At first quarter end 1996, $634 million was borrowed on the six-year amortizing term loan and $190 million was drawn on the $596 million five-year revolving credit facility.

The bank credit agreement was amended on February 15, 1996 and April 4, 1996 as further described in the company's Form 10-K for the fiscal year ended December 30, 1995. The amended bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following more significant covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $888 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

After considering the effect of the recently issued letters of credit related to the supersedeas bond required for the David's judgment, which are considered a use of the company's borrowing capacity, and the related bank credit agreement amendment, at first quarter-end 1996 the company would have been allowed to borrow an additional $270 million under the company's revolving credit facility contained in the bank credit agreement. The company is currently in compliance with all covenants under the amended bank credit agreement and senior notes.

On March 28, 1996, the Board of Directors declared a quarterly cash dividend of $.02 per share for the second quarter of 1996, a reduction of $.28 per share.

Operating activities generated $19 million of net cash flows for the first 16 weeks in 1996 compared to $146 million in the comparable period in 1995. The decrease is due to lower decreases in inventory and higher decreases in accounts payable, both in 1996 as compared to the same period in 1995. Working capital was $402 million at first-quarter end 1996, an increase from $364 million at year-end 1995. The current ratio increased to 1.35 to 1 at first-quarter end 1996, from 1.28 to 1 at year-end 1995.

Capital expenditures year to date in 1996 were approximately $21 million. Management expects that 1996 capital expenditures, excluding acquisitions, if any, will approximate $130 million.

Management believes that the cash flows from operating activities and the company's ability to borrow under the amended bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the next twelve months.

The debt-to-capital ratio at the end of the first quarter of 1996 was 62.8%, approximately the same as year-end 1995. The company's long-term target ratio is approximately 50%. Total capital was $2.9 billion at quarter end, approximately the same as year-end 1995.


                 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(1) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al. Case No. 246-93, In the District Court of Johnson County, Texas.

David's Supermarkets, Inc. ("David's") filed suit against the company, one of its former subsidiaries, and a retired executive officer in August, 1993 alleging that the company charged excessive prices under two selling plan arrangements from 1989 through 1991. Plaintiff asserted breach of contract, fraud and violation of the Texas Deceptive Trade Practices Act ("DTPA"). Following a four-week trial the jury found the company's disputed overcharges amounted to $2.8 million and rendered verdicts against the company for $72.5 million for breach of contract, $200.9 million for fraud and $207.5 million for violation of the DTPA and against the former officer, jointly and severally with the company, for $51 million for fraud and $53.8 million for violation of the DTPA.

On March 22, 1996, the plaintiff filed a motion for judgment on its claim under the DTPA reserving the right to recover under any alternative theory supported by the verdict in the event the judgment on the DTPA verdict is in any way modified or reversed by any court.

On April 4, 1996, the company and its banks amended the company's bank credit agreement increasing the letter of credit subfacility to permit the company to post a supersedeas bond necessary to perfect its appeal and waiving certain effects of the judgment or certain potential liens arising thereunder.

On April 12, 1996, plaintiff's motion for judgment was granted in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. The company posted the bond immediately after the judgment was granted and will appeal the judgment.

On May 10, 1996, the company filed a motion for a new trial on grounds, among others, that the trial judge in the case had failed to disclose certain financial relationships with the plaintiff's controlling stockholder and others associated with the controlling stockholder as required by the Texas
Code of Judicial Conduct. Other grounds for a new trial include plaintiff's failure to prove lost profits, that plaintiff's claims, if any, are governed by contract law and are not DTPA violations, the admission of hearsay evidence and the allowance of inflammatory and prejudicial arguments by plaintiff's counsel. The company also filed a motion for recusal of the judge from all further proceedings in the case.

On May 13, 1996, the judge recused himself from hearing any further matters on the case and asked the presiding judge of the administrative judicial region to assign another judge to hear the motion for new trial. In addition, the trial judge endorsed Fleming's request for a new trial. A new judge has been appointed and a hearing date on the company's motion for a new trial is set for June 24, 1996.


(2) In re: Megafoods Stores, Inc. and related proceedings, Case No. B-94-07411-P8X-RTB, U.S. Bankruptcy Court for the District of Arizona.

Megafoods Stores, Inc. and certain of its affiliates filed Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court in Arizona in August 1994. As of the date of filing, the debtors' total indebtedness to the company for goods sold on open account, equipment leases and loans aggregated approximately $28 million, for which claims have been filed in the bankruptcy proceedings. The company holds collateral with respect to a substantial portion of these obligations and will continue to pursue collection of its claims through the reorganization proceeding. The debtor is also liable or contingently liable to the company under store sublease or lease guarantee agreements. The company is partially secured as to these obligations. The debtor has also filed an adversary proceeding against the company seeking subordination of the company's claims, return of a $12 million deposit and affirmative relief for damages. On May 14, 1996, the company's motion to convert the Chapter 11 bankruptcy proceedings into a Chapter 7 liquidation proceeding was denied. The company is considering an appeal. Also, the bankruptcy judge granted the debtor leave to amend its adversary proceedings complaint to include allegations similar to those contained in the David's litigation described above. On May 16, 1996, the debtor filed its second amended complaint which included similar allegations to the David's litigation. The company does not believe that the debtor has a cause of action based upon the David's litigation claims and intends to vigorously defend. Absent appeal, the ultimate outcome of these proceedings are expected within one year. The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $.8 million in the first quarter of 1996 for the difference between the amount owed by the debtor and the related collateral values. Financial exposure, if any, with respect to continued deterioration in the collateral value or the subordination of the company's claims and the $12 million deposit could result in a loss of up to $20 million in excess of the amount accrued.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on May 1, 1996. Matters voted on were as follows:

Election of directors - Directors re-elected were James G. Harlow, Jr., Edward
C. Joullian III and Howard H. Leach. Jack W. Baker was newly elected as a Director. Directors whose terms of office continued were Archie R. Dykes, Carol B. Hallett, Lawrence M. Jones, John A. McMillan, Guy A. Osborn and Robert E. Stauth.

1996 Stock Incentive Plan - Shareholders approved the 1996 Stock Incentive Plan which is designed to create incentives to motivate participants in the plan.

Shareholder proposal - Shareholders approved a shareholder proposal recommending a stockholder advisory vote on the company's shareholder rights plan.

Election of independent auditors - Shareholders ratified Deloitte & Touche LLP as independent auditors for 1996.

The number of votes cast for the above matters is as follows (votes in thousands):


                                   For      Against     Abstain
Election of Directors
Jack W. Baker                    31,323       1,708
James G. Harlow, Jr.             31,208       1,823
Edward C. Joullian III           31,208       1,823
Howard H. Leach                  31,232       1,798

Approval of 1996 Stock
Incentive Plan                   29,522       3,112         396

Shareholder Proposal             18,703      10,068         783
(Broker non-votes totaled 3,477)

Independent auditors             32,292         486         254

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


                                       FLEMING COMPANIES, INC.
                                            (Registrant)


Date: May 30, 1996                     KEVIN J. TWOMEY
                                       Kevin J. Twomey
                                       Vice President-Controller
                                       (Principal Accounting Officer)

                           EXHIBIT INDEX

  EXHIBIT                                             METHOD OF FILING
  -------                                             ----------------
12       Computation of Ratio of Earnings to
         Fixed Charges                            Filed herewith electronically

27       Financial Data Schedule                  Filed herewith electronically