Form 10-K/A
period 1995-12-30
FLEMING COMPANIES INC /OK/
filed 1996-06-07
CIK 352949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K/A
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 30, 1995
                                 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                         to

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

Securities registered pursuant to Section 12(b) of the Act:
                                                  NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                     WHICH REGISTERED
      Common Stock, $2.50 Par Value and           New York Stock Exchange
         Common Stock Purchase Rights             Pacific Stock Exchange
                                                  Midwest Stock Exchange
       9.5% Debentures                            New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:     None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No

As of February 24, 1996, 37,704,000 common shares were outstanding.

The aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $740 million.

                Documents Incorporated by Reference

A portion of Part III has been incorporated by reference from the registrant's proxy statement dated March 12, 1996, in connection with its annual meeting of shareholders to be held on May 1, 1996.


                               PART I

ITEM 1.  BUSINESS

Fleming Companies, Inc. (hereinafter referred to as "Fleming," the "registrant" or the "company") was incorporated in Kansas in 1915 and in 1981 was reincorporated as an Oklahoma corporation. Fleming is engaged primarily in the food wholesaling and distribution industry with both wholesale and retail operations.

The company currently serves as the principal source of supply for approximately 3,500 supermarkets in 42 states and the District of Columbia. These supermarkets have a total area of approximately 100 million square feet. The company also serves several international markets. The company serves food stores of various sizes operating in a wide variety of formats, including conventional full-service stores, superstores, price impact stores (including warehouse stores), combination stores (which typically carry a higher proportion of non-food items) and convenience stores. The company services a geographically diverse area. These are predominantly independent stores, many of which operate and advertise under a common name to promote greater consumer recognition. Fleming's retail customers (hereinafter referred to as "customers") also include national and regional corporate chains.

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

In addition, the company has a significant presence in food retailing, owning and operating approximately 370 retail food stores with an aggregate of approximately 13 million square feet. Company-owned stores operate under a number of names and vary in format from super warehouse stores to conventional supermarkets.

The company operates in two segments: food distribution and retail store operations. Food distribution includes food and general merchandise distribution. Segment information as required by Statement of Financial Accounting Standards No. 14 is presented in Item 8. Financial Statements and Supplementary Data.

Reengineering

The company has determined that its performance during the past several years, along with the performance of a number of its retail customers, has been unfavorably affected by a number of changes within the food marketing and distribution industry, which has become increasingly competitive in an environment of relatively static overall demand. Alternative format food stores (such as warehouse stores and supercenters) have gained retail food market share at the expense of traditional supermarket operators, including independent grocers, many of whom are customers of the company. Vendors, seeking to ensure that more of their promotional dollars are used by retailers to increase sales volume, increasingly direct promotional dollars directly to retailers and to large self-distributing chains. Additionally, the trend toward Every Day Low Costing has reduced margin opportunities. The company believes that these changes have led to reduced margins and lower profitability among many of its customers and at the company itself. Fleming has initiated specific actions to respond to, and help its retail customers respond to, changes in the marketplace.

The company has embarked upon a plan to restructure its organizational alignment, reengineer its operations and consolidate its distribution facilities. The company's objective is to lower net acquisition cost of product to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management has made major organizational changes, implemented the Fleming Flexible Marketing Plan ("FFMP") in approximately 40% of its food distribution sales base, or 17 of its 35 operating units, and increased its investment in technology. The actions contemplated by the reengineering plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations. Although a significant number of reengineering initiatives have been completed, more are planned. The timing of the remaining initiatives has been lengthened while the company refocuses on financial performance and refines FFMP in response to customers and vendors. Accordingly, completion dates are not known.

The company has reorganized itself around four core business units: retail sales and marketing, retail services, category marketing and product supply. Retail sales and marketing, retail services and category marketing represent the marketing functions of the company. Product supply represents the procurement and distribution functions of the company.

Through retail sales and marketing, the company markets to customers on FFMP primarily on the basis of customer type instead of on the basis of geography. This enables the company to be more effective in serving its diverse customer base. Through retail services, the company offers services on a fee basis to retailers. In the past, Fleming has offered many services without a direct charge but has indirectly charged all customers for such services. Through category marketing, the company more efficiently manages its relationships with vendors, manufacturers and other suppliers, working to obtain the best possible promotional benefits offered by suppliers and pass through directly to retailers on FFMP 100% of those benefits related to grocery, frozen foods and dairy products. Through product supply, which is comprised of all food distribution centers and operations converted to FFMP, the company will work to lower the net acquisition costs (i.e., the total of cost of product and all related charges plus the company's distribution fee) to retailers.

FFMP applies to grocery, frozen foods and dairy products and is based on a new pricing policy whereby retailers, upon conversion to FFMP, will pay the company's actual cost of acquiring goods, receiving 100% of available promotional benefits from the vendor arranged by the company, including those derived from forward buying. Customers will pay all costs incurred by the company for transportation (which in the past may have been subsidized by the company). Instead of paying a basic distribution fee, customers pay handling and storage charges, which is higher than the prior distribution fee. Additionally, retail customers pay for all other retail services purchased.

As part of the reengineering plan, the company has closed four distribution centers and plans to close one additional facility.

Products

The company supplies its customers with a full line of national brand products as well as an extensive range of private and controlled label products, perishables and non-food items. Controlled labels are those which the company controls and private labels are those which may be offered only in stores operating under specific banners, which may or may not be under the company's control. Among the controlled labels offered by the company with registered trade names are TV, Hyde Park, Marquee, Bonnie Hubbard, Best Yet, Sentry and Rainbow. Among the private labels handled by the company are IGA and Piggly Wiggly. Controlled label and private label products offer both the wholesaler and the retailer opportunities for higher margins as the costs of national advertising campaigns can be eliminated. The controlled label program is augmented with marketing and promotional support programs developed by the company.

Certain categories of perishables also offer both the wholesaler and the retailer opportunities for improved margins as consumers are generally willing to pay relatively higher prices for produce and bakery goods and high quality frozen foods. Furthermore, retailers are increasingly competing for business through an emphasis on perishables and private label products.

Services to Customers

The company offers value-added services to its customers. These services include, among others, merchandising and marketing assistance, in-house advertising, consumer education programs, retail electronic services and employee training. See also "Capital Invested in Customers."

In addition, the company may assist its customers in the development and expansion of retail stores, including retail site selection and market surveys; store design, layout, and decor assistance; and equipment and fixture planning. The company also has expertise in developing sales promotions, including employee and customer incentive programs, such as "continuity programs" designed to entice the customer to return regularly to the store.

Sale Terms

Upon reengineering, customers are converted to FFMP and are charged the company's actual costs of acquiring grocery, frozen food and dairy products pursuant to FFMP while the company passes through to its FFMP customers all promotional fees and allowances received from vendors. In addition, the company charges FFMP customers for the costs of transportation and for handling and storage, which charges are higher than the previous basic distribution fee. Retailers on FFMP are also charged directly for services for which they formerly paid indirectly. As a result, the company believes it will lower the net acquisition cost of product to its customers.
Payment is made through electronic funds transfer the day following the customer's statement date.

Where the company's operating units have not been reengineered, customers are charged for products based generally on an agreed price which includes the company's defined "cost" (which does not give effect to promotional fees and allowances from vendors), to which is added a fee determined by the volume of the customer's purchase. In some geographic areas, product charges are based upon a percentage markup over cost. A delivery charge is usually added based on order size and mileage from the distribution center to the customer's store. Payment may be received upon delivery of the order, or within credit terms that generally are weekly or semi-weekly.

Distribution

The company currently operates 35 distribution centers which are responsible for the distribution of national brand and private label groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise distribution centers distribute health and beauty care items and other non-food items. Two distribution centers serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. As a result of the acquisition of Scrivner in July 1994, the company has closed nine former Scrivner distribution centers. As part of the consolidation, reorganization and reengineering plan, the company has closed four distribution centers and will close one additional distribution center.

The company's food and general merchandise distribution facilities comprise more than 20 million square feet of warehouse space. Additionally, the company rents, on a short-term basis, approximately 5 million square feet of off-site temporary storage space.

Many distribution divisions operate a truck fleet to deliver products to customers. The company increases the utilization of its truck fleet by backhauling products from many suppliers, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis. During 1994 and 1995 the company engaged dedicated contract carriers to deliver its products from certain distribution centers.

Retail Stores Served

The company serves retail stores ranging in size from small convenience outlets to conventional supermarkets, combination units, price impact stores and large supercenters. Among the stores served are approximately 3,500 supermarkets with an aggregate of approximately 100 million square feet. Fleming's customers are geographically diverse, with operations in 42 states, the District of Columbia and several international markets. The company's principal customers are supermarkets carrying a wide variety of grocery, meat, produce, frozen food and dairy products. Most customers also handle an assortment of non-food items, including health and beauty care products and general merchandise such as housewares, soft goods and stationery. Most supermarkets also operate one or more specialty departments such as in-store bakeries, delicatessens, seafood departments and floral departments.

The company believes that its focus on quality service, broad product offerings, competitive prices and value-added services enables the company to maintain long-term customer relationships while attracting new customers. The company has targeted self-distributing chains and operators of alternative format stores as sources of incremental sales. These operations have gained increasing market share in the retail food industry in recent years. The company currently serves 1,040 chain stores, compared to 980 at year-end 1994. In late 1994, Fleming signed a six-year supply agreement with Kmart to serve new Super Kmart Centers in areas where Fleming has distribution facilities.

The company also licenses or grants franchises to retailers to use certain registered trade names such as IGA, Piggly Wiggly, Food 4 Less, Big Star, Big T, Buy-for-Less, Checkers, Festival Foods, Jubilee Foods, Jamboree Foods, MEGAMARKET, Minimax, Sentry, Shop 'n Bag, Shop 'n Kart, Super 1 Foods, Super Save, Super Thrift, Thriftway, United Supers, and Value King. There are approximately 2,000 food stores operating under company franchises or licenses.

Company-owned Stores

The company owns and operates approximately 370 stores at December 30, 1995, including 330 supermarkets with an aggregate of approximately 12 million square feet. Company-owned stores are located in 23 states and are all served by the company's distribution centers. Formats vary from super warehouse stores to conventional supermarkets. Generally in the industry, an average super warehouse store is 58,000 square feet and a conventional supermarket is 23,000 square feet. All company-owned supermarkets are designed and equipped to offer a broad selection of both national brands as well as private label products at attractive prices while maintaining high levels of service. Most supermarket formats have extensive produce sections and complete meat departments together with one or more specialty departments such as in-store bakeries, delicatessens, seafood departments and floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections.

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

Fleming has implemented radio-frequency terminals in most of its distribution centers to track inventory, further improve customer service levels, reduce out-of-stock conditions and obtain other operational improvements. Most distribution centers are managed by computerized inventory control systems, such as the company's standardized computer software system called FOODS (Fleming On-line Distribution System), along with warehouse productivity monitoring and scheduling systems. The company has begun a program to implement FOODS in all former Scrivner facilities. Most of Fleming's truck fleet is equipped with on-board computers to monitor the efficiency of deliveries to its customers.

Additionally, the company is marketing an advanced on-line communications product, called Visionet, that links Fleming-served retailers with their product supply centers, category managers and vendors. One of Visionet's features is the Opportunity Wire, which enables Fleming to alert retailers to special purchasing opportunities to buy products at advantageous prices as well as assist in coordinating delivery.

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

Capital Invested in Customers

As part of its services to retailers, the company provides capital to customers in several ways. In making credit and investment decisions, the company considers many factors, including estimated return on capital, risk and the benefits to be derived from sustained or increased product sales. Any equity investment or loan of $250,000 or more must be approved by the company's business development committee. An equity investment or loan of $10 million to $15 million must also be approved by the Chief Executive Officer, with Board of Directors approval above $15 million. For equity investments, the company has active representation on the customer's board of directors. The company also conducts periodic credit reviews, receives and analyzes customers' financial statements and visits customers' locations regularly. On an ongoing basis, senior management reviews the company's largest investments and credit exposures.

The company provides capital to certain customers by becoming primarily or secondarily liable for store leases, by extending credit for inventory purchases, and by guaranteeing loans and making secured loans to and equity investments in customers.

Store leases. The company leases stores for sublease to certain customers. Sublease rentals are generally higher than the base rental to the company. As of December 30, 1995, the company was the primary lessee of approximately 900 retail store locations subleased to and operated by customers. In certain circumstances, the company also guarantees the lease obligations of certain customers.

Extension of credit for inventory purchases. The company has supply agreements with customers in which it invests and, in connection with supplying such customers, will, in certain circumstances, extend credit for inventory purchases. Customary trade credit terms are the day following statement date for customers on FFMP and up to seven days for non-FFMP customers; the company has extended credit for additional periods under certain circumstances.

Guarantees and secured loans. The company guarantees the obligations of certain of its customers. Loans are also made to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates at or above the prime rate, and are for terms of up to ten years. During fiscal year 1995, the company sold, with limited recourse, $77 million of notes evidencing similar loans. The company believes its loans to customers are illiquid and would not be investment grade if rated.

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

The following table sets forth the components of Fleming's portfolio of loans to and investments in customers at year-end 1995 and 1994. Amounts are in millions.

                   Business             Stores           Customers
                Development  Equity     Held     Sub-  With No Equity
                   Ventures  Stores  For Resale  total  Investment    Total
1995
Loans (a)            $27      $34       $ -     $ 61      $177        $238
Equity Investments    28       (2)       23       49       -            49
  Total              $55      $32       $23     $110      $177        $287

1994
Loans (a)            $52      $55       $ 1     $108      $267        $375
Equity Investments    45        6        25       76        -           76
  Total              $97      $61       $26     $184      $267        $451

(a) Includes current portion of loans, which amounts are recorded as receivables on the company's balance sheet. See Notes to Consolidated Financial Statements.

The table does not include the company's investments in customers through direct financing leases, lease guarantees, operating leases, loan guarantees or credit extensions for inventory purchases. As of December 30, 1995, the present value of the company's obligations under direct financing leases and lease guarantees were $223 million and $90 million, respectively.

The company has implemented tighter credit policies and reduced emphasis on credit extensions to and investments in customers. Additionally, credit associates conduct post-financing reviews more frequently and in more depth. Fleming's credit loss expense, including from receivables as well as from investments in customers, was $31 million in the year ended December 31, 1995 and $61 million and $52 million in 1994 and 1993, respectively.

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

The primary competitors of the company-owned stores are national, regional and local chains, as well as independent supermarkets and convenience stores. The principal competitive factors include product price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

Employees

At year-end 1995, the company had approximately 44,000 full-time and part-time associates. Approximately half of the company's associates are covered by collective bargaining agreements with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, the United Food and Commercial Workers, the International Longshoremen's and Warehousemen's Union and the Retail Warehouse and Department Store Union. Most of such agreements expire at various times throughout the next five years. The company believes it has satisfactory relationships with its unions.


ITEM 2.  PROPERTIES

The following table sets forth information with respect to Fleming's major distribution facilities.

                                     Size, in
          Food                       Thousands of      Owned or
     Distribution (1)                Square Feet       Leased

     Altoona, PA                            172        Leased
     Buffalo, NY                            417        Leased
     El Paso, TX (2)                        465        Leased
     Ewa Beach, HI                          196        Leased
     Fresno, CA                             380        Owned
     Garland, TX                          1,176        Owned
     Geneva, AL                             345        Leased
     Houston, TX                            663        Leased
     Huntingdon, PA                         246        Leased
     Johnson City, TN                       287        Owned
     Kansas City, KS                        909        Leased
     La Crosse, WI                          913        Owned
     Lafayette, LA                          430        Owned
     Laurens, IA                            368        Owned
     Lincoln, NE                            298        Leased
     Lubbock, TX (2)                        378        Owned
     Marshfield, WI                         157        Owned
     Massillon, OH                          775        Owned
     Memphis, TN                            780        Owned
     Miami, FL                              763        Owned
     Milwaukee, WI                          595        Owned
     Minneapolis, MN (3)                    480        Owned
     Nashville, TN                          734        Leased
     North East, MD (4)                     107        Owned
     Oklahoma City, OK (5)                  669        Owned
     Oklahoma City, OK (5)                  410        Leased
     Peoria, KS                             325        Owned
     Philadelphia, PA (4)                   830        Leased
     Phoenix, AZ                            912        Owned
     Portland, OR                           323        Owned
     Sacramento, CA                         683        Owned
     Salt Lake City, UT                     429        Owned
     San Antonio, TX                        514        Leased
     Sikeston, MO                           481        Owned
     Superior, WI (3)                       371        Owned
     Warsaw, NC                             681        Owned/Leased
     York, PA                               450        Owned
                                         ------
                                         19,112

     General Merchandise

     Dallas, TX                             270       Owned/Leased
     King of Prussia, PA                    377       Leased
     La Crosse, WI                          163       Owned
     Memphis, TN                            339       Owned/Leased
     Sacramento, CA                         294       Leased
     Topeka, KS                             179       Leased
                                         ------
                                          1,622

     Outside Storage

     Outside storage facilities -
     typically rented on a
     short-term basis.                    5,334
                                         ------
     Total square feet                   26,068
                                         ======

(1)  Food distribution includes two convenience store divisions.
(2)  Comprise the Lubbock distribution operation.
(3)  Comprise the Minneapolis distribution operation.
(4)  Comprise the Philadelphia distribution operation.
(5) The company operates two distribution operations in Oklahoma City. The administrative functions of these two distribution operations are consolidated.

At the end of 1995, Fleming operated a delivery fleet consisting of approximately 1,400 power units and 3,100 trailers. Most of this equipment is owned by the company.

Company-owned retail stores are located in 23 states and occupy approximately 13 million square feet which is primarily leased.


ITEM 3.  LEGAL PROCEEDINGS

(1) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al. Case No. 246-93, In the District Court of Johnson County, Texas.

David's Supermarkets, Inc. ("David's") filed suit against the company and a former officer in August, 1993 alleging that the company charged excessive prices under two selling plan arrangements from 1989 through 1991. Plaintiff asserted breach of contract, fraud and violation of the Texas Deceptive Trade Practices Act ("DTPA"). Following a four-week trial the jury found the company's disputed overcharges amounted to $2.8 million and rendered verdicts against the company for $72.5 million for breach of contract, $200.9 million for fraud and $207.5 million for violation of the DTPA and against the former officer, jointly and severally with the company, for $51 million for fraud and $53.8 million for violation of the DTPA.

On March 22, 1996, the plaintiff filed a motion for judgment on its claim under the DTPA reserving the right to recover under any alternative theory supported by the verdict in the event the judgment on the DTPA verdict is in any way modified or reversed by any court.

On April 4, 1996, the company and its banks amended the company's bank credit agreement increasing the letter of credit subfacility to permit the company to post a supersedeas bond necessary to perfect its appeal and waiving certain effects of the judgment or certain potential liens which may arise thereunder.

On April 12, 1996, plaintiff's motion for judgment was granted in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. The company posted the bond immediately after the judgment was granted and will appeal the judgment.

(2) Kenneth Steiner and Charles Miller, et al. vs. Fleming Companies, Inc. et al., Case No. CIV 96-0480, United States District Court for the Western District of Oklahoma.

Lawrence B. Hollin, et al. vs. Fleming Companies, Inc., et al., Case No. CIV 96-0484, United States District Court for the Western District of Oklahoma.

Ronald T. Goldstein, et al. vs. Fleming Companies, Inc., et al., Case No. CIV 96-0510, United States District Court for the Western District of Oklahoma.

These cases were filed in the United States District Court for the Western District of Oklahoma on or prior to April 12, 1996, as purported class actions by certain company stockholders against the company and certain company officers, including the chief executive officer, for alleged breach of the securities laws for alleged failure to properly disclose and account for the David's litigation described above as well as the allegedly pervasive and wrongful conduct of the defendants which gave rise to the David's litigation. The plaintiffs seek damages in undetermined but significant amounts as the results of the alleged wrongdoing of the defendants, costs and expenses including attorneys' and expert fees. The company denies these allegations and intends to vigorously defend the actions.

(3) Robert Mark, et al. vs. Fleming Companies, Inc., et al., Case No. CIV 96-0506, United States District Court for the Western District of Oklahoma.

The lawsuit was filed April 4, 1996 as a purported class action by plaintiff and other holders of the company's 10 5/8% fixed rate ($300 million) and floating rate ($200 million) senior notes due 2001 (the "Notes") against the company and certain officers of the company, including the chief executive officer, alleging unlawful failure to disclose the existence of the David's litigation described above in the December, 1994 registration statement and prospectus under which the Notes were sold. In addition, the company and the officer defendants are alleged to have failed to accrue an appropriate reserve as the result of the lawsuit in violation of securities laws.

The plaintiffs seek damages of an undetermined but significant amount, costs and expenses, including reasonable attorney's fees and expert fees and other costs and disbursements. Registrant denies the allegations and intends to vigorously defend the suit.

(4) Tropin v. Thenen, et al., Case No. 93-2502-Civ-Moreno, United States District Court, Southern District of Florida.

Walco Investments, Inc., et al. v. Thenen, et al., Case No.
93-2534-CIV-Moreno, United States District Court, Southern District of
Florida.

On December 21, 1993, these cases were filed in the United States District Court for the Southern District of Florida. Both cases name numerous defendants, including a former subsidiary of the registrant and four former employees of former subsidiaries of registrant. The cases contain similar factual allegations. Plaintiffs allege, among other things, that former employees of subsidiaries participated in fraudulent activities by taking money for confirming diverting transactions which had not occurred and that, in so doing, they acted within the scope of their employment. Plaintiffs also allege that a former subsidiary allowed its name to be used in furtherance of the alleged fraud. The allegations against registrant's former subsidiary include common law fraud, breach of contract and negligence, conversion, and civil theft. In addition, allegations were made against the former subsidiary claiming it violated the federal Racketeer Influenced and Corrupt Organizations Act and comparable state law. Plaintiffs seek damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the matters complained of.

Registrant denies the allegations and is vigorously defending the actions.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements.

(5) Richard E. Ieyoub, Attorney General ex rel., State of Louisiana v. The American Tobacco Company, et al., Case No. 96-1209, 14th Judicial District Court, Parish of Calcasieu, State of Louisiana

In March, 1996 the Attorney General of the State of Louisiana brought this action against numerous named tobacco companies and distributors (including Malone & Hyde, a former subsidiary of registrant), claiming that the defendants' products and conduct were the cause of thousands of Louisiana deaths, injuries and illnesses and millions of dollars of state health-care and related expenditures. Further, that defendants' products are unreasonably dangerous, hazardous and toxic. Plaintiff prays for an injunction, compensatory damages in an amount sufficient to repay the state for the sums it has expended and will expend in the future on account of the defendant's wrongful conduct, punitive damages, interest and attorney fees. Although Registrant has not been served it has been indemnified by one of the tobacco companies and will vigorously defend the action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the company as of March 12, 1996:
                                                                Year
                                                              First Became
Name (age)                  Present Position                    An Officer

Robert E. Stauth (51)       Chairman and
                              Chief Executive Officer           1987

William J. Dowd (53)        President and Chief Operating
                              Officer                           1995

E. Stephen Davis (55)       Executive Vice President-
                              Distribution                      1981

Harry L. Winn, Jr. (51)     Executive Vice President
                              and Chief Financial Officer       1994

David R. Almond (56)        Senior Vice President-
                              General Counsel and Secretary     1989

Ronald C. Anderson (53)     Senior Vice President-General
                              Merchandise                       1993

Mark K. Batenic (47)        Senior Vice President-Retail Sales
                              & Marketing                       1994

Darreld R. Easter (59)      Senior Vice President-
                              Category Marketing                1988

William M. Lawson, Jr. (45) Senior Vice President-Corporate
                              Development/International
                              Operations                        1994

Dixon E. Simpson (53)       Senior Vice President-Retail
                              Services                          1994

Larry A. Wagner (49)        Senior Vice President-
                              Associate Support                 1989

Thomas L. Zaricki (51)      Senior Vice President-Retail
                              Operations                        1993

Kevin J. Twomey (45)        Vice President-Controller           1995

No family relationship exists among any of the executive officers listed above.

Executive officers are elected by the board of directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Anderson, Dowd, Lawson, Winn and Zaricki.

Mr. Anderson joined the company as Vice President-General Merchandise in July 1993. In March 1994, he was named Senior Vice President-General Merchandise. Since 1986, until joining the company, he was vice president of McKesson Corporation, a distributor of pharmaceutical and related products, where he was responsible for its service merchandising division.

Mr. Dowd joined the company in his present position in July 1995. From 1994 until joining the company, he was Senior Vice President - Operations at Cott Corporation, a producer of retailer-branded soft drinks. From 1991 to 1994, Mr. Dowd was executive vice president for Kraft General Foods' KGF Service Company.

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


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Fleming common stock is traded on the New York, Midwest and Pacific stock exchanges. The ticker symbol is FLM. As of December 30, 1995, the 37.7 million outstanding shares were owned by 13,300 shareholders of record and approximately 20,500 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.

                                       1995               1994
          Quarter                 High      Low      High      Low

          First                  $24.88   $19.13    $26.13   $24.25
          Second                  27.13    22.75     29.25    23.50
          Third                   29.88    22.63     30.00    22.88
          Fourth                  25.75    20.00     24.50    22.63

Cash dividends on Fleming common stock have been paid for 79 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:

          Record Dates:         Payment Dates:

          February 20           March 8
          May 20                June 10
          August 20             September 10
          November 20           December 10

Cash dividends of $.30 per share were paid on or near each of the above four payment dates in 1994 and 1995. The company paid a cash dividend of $.30 per share for the first quarter of 1996.

On March 28, 1996, the Board of Directors of the company declared a cash dividend of $.02 per share for the second quarter of 1996 payable on June 10, 1996, to shareholders of record on May 20, 1996. This dividend is lower than the previous quarterly dividend to allow the company to meet its banks' requirements to support the posting of an appeal bond in the David's Supermarkets lawsuit. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Litigation and Contingencies and Subsequent Events.


ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except
per share amounts)            1995      1994(a)    1993       1992      1991
______________________________________________________________________________
Net sales                    $17,502   $15,724    $13,096   $12,894   $12,851
Earnings before
  extraordinary
  loss and
  cumulative
  effect(b)                       42        56         37       119        64
Net earnings per
  common share(b)               1.12      1.51       1.02      3.33      1.82
Total assets                   4,297     4,608      3,103     3,118     2,958
Long-term debt
  and capital
  leases                       1,717     1,995      1,004     1,038       952
Cash dividends paid
  per common share              1.20      1.20       1.20      1.20      1.14
______________________________________________________________________________

See Item 3. Legal proceedings, notes to consolidated financial statements, including Subsequent Events, and the financial review included in Items 7 and 8.

(a)  The results in 1994 reflect the July 1994 acquisition of Scrivner Inc.

(b) In 1993 and 1992, the company recorded an after-tax loss of $2.3 million and $5.9 million, respectively, for early retirement of debt. In 1991, the company changed its method of accounting for postretirement health care benefits, resulting in a charge to net earnings of $9.3 million.

     The results in 1993 include an after-tax charge of approximately $62 million for additional facilities consolidations, re-engineering, impairment of retail-related assets and elimination of regional operations. In 1995 management changed its estimates with respect to the general merchandising portion of the reengineering plan and reversed $4 million, after tax benefits, of the related provision.

     The company instituted a plan late in 1991 to reduce costs and increase operating efficiency by consolidating four distribution centers into larger, higher volume and more efficient facilities. The after-tax charge was $41.4 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In 1994, the company embarked upon a plan to restructure its organizational alignment, reengineer its operations and consolidate its distribution facilities. The company's objective is to lower net acquisition cost of product to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management has made major organizational changes, implemented the Fleming Flexible Marketing Plan ("FFMP") in approximately 40% of its food distribution sales base, or 17 of its 35 operating units, and increased its investment in technology. The actions contemplated by the reengineering plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations. Although a significant number of reengineering initiatives have been completed, more are planned. The timing of the remaining initiatives has been lengthened while the company refocuses on financial performance and refines FFMP in response to customers and vendors. Accordingly, completion dates are not known.

Beginning in the third quarter of 1994, results were materially affected by the acquisition of Scrivner. Sales increased dramatically and gross margin and selling and administrative expenses as a percent of sales are significantly higher due to the higher percentage of retail food operations in Scrivner. Interest expense increased materially as a result of both increased borrowing levels and higher interest rates due to the acquisition of Scrivner. In addition, expense for the amortization of goodwill also increased significantly.

As part of the reengineering plan, the company has closed four distribution centers and plans to close one additional facility. In addition, since the Scrivner acquisition, the company has closed nine former Scrivner distribution centers.

Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales:

_____________________________________________________________________________
                             1995       1994       1993
Net sales                   100.00%   100.00%    100.00%

Gross margin                  8.06      7.14       5.84
Less:
Selling and administrative    6.79      5.93       4.23
Interest expense              1.00       .77        .60
Interest income               (.33)     (.36)      (.45)
Equity investment results      .16       .09        .09
Facilities consolidation
     and restructuring        (.05)        -        .82
_____________________________________________________________________________
Total                         7.57      6.43       5.29
_____________________________________________________________________________
Earnings before taxes          .49       .71        .55
Taxes on income                .25       .35        .26
_____________________________________________________________________________
Net earnings                   .24%      .36%       .29%
_____________________________________________________________________________

1994 was a 53-week year. Certain reclassifications have been made to prior years' amounts to conform to the current year's classification. The results of Scrivner are included since the acquisition. Net earnings in 1993 are before the extraordinary loss.

1995 and 1994

Net Sales.  Net sales for 1995 increased by $1.78 billion, or 11%, to
$17.50 billion from $15.72 billion for 1994.  Notwithstanding the positive effects of the Scrivner acquisition, net sales in 1995 were adversely impacted by the following, none of which was individually material to sales: sales lost due to normal attrition which were not replaced as marketing efforts were directed toward implementing FFMP; the loss of business of Megafoods Stores, Inc. ("Megafoods"); the closing or sale of certain corporate stores; the sale of a distribution center and consolidation of others; and the expiration of a temporary agreement with
Albertson's, Inc. as its Florida distribution center came on line.   The
company's tighter credit policies also had a negative effect on generating
replacement sales.   Management established a sales organization late in
1995 which is dedicated to prospecting for new accounts.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation was approximately
1% in 1995 compared to a negligible rate in 1994.

Gross Margin. Gross margin for 1995 increased by $288 million, or 26%, to $1.41 billion from $1.12 billion for 1994 and increased as a percentage of net sales to 8.06% for 1995 from 7.14% for 1994. The primary reason for the increase is more retail operations, principally related to the Scrivner acquisition. Retail operations typically have a higher gross margin than wholesale operations. Product handling expenses, which consist of warehouse, truck and building expenses, were approximately the same as a percentage of net sales in 1995 as in 1994. In food distribution, reduced vendor income due to the accelerated trend to Every Day Low Costing
("EDLC") negatively impacted gross margin. Further, certain margin items that are passed through to customers under FFMP were only partially offset by increases in FFMP-related charges to customers. In 1996, the company is implementing increases in certain charges to its customers under FFMP and also developing programs to charge vendors for services which are no longer subsidized under EDLC.

Selling and Administrative Expense. Selling and administrative expense for 1995 increased by $257 million, or 28%, to $1.19 billion from $933 million for 1994 and increased as a percentage of net sales to 6.79% for 1995 from 5.93% in 1994. Retail operations typically have higher selling expenses than wholesale operations and the full year of retail acquired from Scrivner was the primary reason for the increase. Goodwill amortization also increased as a result of the acquisition. In addition, the technology-related aspects of the various reengineering initiatives resulted in an increase in expense. The increase in the Corporate line under Operating Earnings shown in "Segment Information" in the Notes to Consolidated Financial Statements is the result of this reengineering initiative. The slower-paced nature of the remaining reengineering initiatives along with the January 1996 reduction in headquarters headcount should mitigate expense increases in 1996.

Credit loss expense included in selling and administrative expenses decreased in 1995 by $30 million to $31 million from $61 million for 1994.
Tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, the results thus far of these new practices and emphasis have been very positive.
Additional credit loss, if any, related to the bankruptcy of Megafoods could result in a loss of up to $20 million in excess of the credit loss accrued to date. See "Litigation and Contingencies" in the Notes to Consolidated Financial Statements for further discussion.

Interest Expense. Interest expense for 1995 increased $55 million to $175 million from $120 million for 1994. The increase was due principally to higher borrowing resulting from the Scrivner acquisition, higher interest rates in the capital and credit markets, and an increase in the interest rates for the company due to changes in the company's credit rating brought about by the acquisition and performance. Interest expense was expected to be lower in 1996 due to the substantial amount of debt repaid in 1995.
However, increases in interest expense related to the David's litigation will offset the savings from reduced borrowings. See "Subsequent Events" in the Notes to Consolidated Financial Statements. The majority of the company's debt has fixed rates as a result of the hedge agreements. See
"Liquidity and Capital Resources."

The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. See "Long-Term Debt" in the Notes to Consolidated Financial Statements for further discussion of the company's derivative agreements, which consist of simple interest rate caps and swaps. For 1995, the interest rate hedge agreements contributed
$7 million of interest expense, compared to $6 million in 1994.

Interest Income. Interest income for 1995 increased by $1 million to $58 million from $57 million for 1994. Increases in interest income resulting from earnings on the notes receivable acquired in the Scrivner loan portfolio were nearly offset by the June 1995 sale of $77 million of notes receivable with limited recourse. The sale reduced the amount of notes receivable available to produce interest income during 1995 and will continue to do so in 1996.

Equity Investment Results. The company's portion of operating losses from equity investments for 1995 increased by $12 million to $27 million from $15 million for 1994. Certain of the strategic multi-store customers in which the company has made equity investments under its business development venture program experienced increased losses when compared to 1994. Management expects improved results for such investments in 1996.
Additionally, losses from retail stores, which are part of the company's equity store program and are accounted for under the equity method, also increased.

In late 1995, the company consolidated the results of operations and financial position of ABCO Markets, Inc. ("ABCO"), a 71-store supermarket chain located in Arizona, as a result of the company's majority equity position. In early 1996, the company acquired all the assets of ABCO through a UCC foreclosure in cancellation of $66 million of ABCO indebtedness to the company. Certain of ABCO minority shareholders have challenged this action seeking recision and/or damages.

Facilities consolidation. In the first quarter of 1995, management changed its estimates with respect to the general merchandising operations portion of the reengineering plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the first quarter the company reversed $9 million of the related provision.

Taxes on Income. The company's effective tax rate for 1995 increased to 51.1% from 50.0% for 1994. The increase was primarily due to increased goodwill amortization with no related tax deduction and the significance of certain other nondeductible expenses to pretax earnings.

Other. Several factors negatively affecting earnings in 1995 are likely to continue. Management believes that these factors include: lower sales;
little or no food price inflation; and operating losses in certain company-owned retail stores.

In February, 1996, trial commenced in the David's litigation in Johnson
County, Texas (see Item 3., Legal Proceedings, and "Litigation and
Contingencies" and "Subsequent Events" in Notes to Consolidated Financial
Statements included elsewhere herein). On March 14 and 15, 1996, the jury found against Fleming for $2.8 million of disputed overcharges and returned alternative verdicts against the company of $72.5 million (breach of contract), $200.9 million (fraud) and $207.5 million (violation of the Texas Deceptive Trade Practices Act, or DTPA). Plaintiff elected to pursue the DTPA verdict and on April 12, 1996, the court granted judgment against the defendants in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum.
Immediately after the judgment was granted, Fleming posted a supersedeas bond in the amount of $230 million (which includes interest for one year) to stay enforcement of the judgment while pursuing an appeal. As collateral for the bond, Fleming provided its sureties with letters of credit obtained under its recently amended bank credit amendment (see
"Liquidity and Capital Resources - Recent Developments" herein.)

Based on management's present assessment of the ultimate outcome, a charge of approximately $7 million is expected in the first quarter of 1996.
However, the failure to substantially reduce the amount of the judgment through the appeal would have a material adverse effect on the company.
The cost of the bond and letter of credit requirements, as well as attorney's fees, is expected to be approximately $3 million annually which will negatively impact future earnings. The appellate process may take up to three years, or longer.

In view of the large award in the David's litigation, assertions of similar allegations could occur in future or continuing litigation.
Management is unable to predict a potential range of monetary exposure, if any, to the company. However, if successfully asserted, any unfavorable outcome could have a material adverse effect on the company.

Moody's and Standard & Poor's have placed the company's rated debt under review for possible downgrade and CreditWatch with negative implications, respectively, due in part to the uncertainties created by the judgment. A downgrade in the company's rated debt is likely to result in increased borrowing costs under the bank credit agreement. Additionally, the costs of amending the bank credit agreement will be amortized over the remaining term of the bank credit agreement. The amendment also calls for increased facility fees and commitment fees, but such increased charges are not expected to be material in 1996.

From the date of the jury verdict through April 12, 1996, the company and certain officers, including the chief executive officer, were named as defendants in three class action lawsuits filed by certain of its stockholders and one class action lawsuit filed by certain noteholders, each in the U. S. District Court for the Western District of Oklahoma,
alleging that the company failed to properly disclose the David's litigation as well as for the allegedly pervasive and wrongful conduct of
the defendants which gave rise to the David's litigation.   The plaintiffs
seek undetermined but significant damages.  The company denies these allegations and intends to vigorously defend the actions.  Management is unable to predict a potential range of monetary exposure, if any, to the company.  However, an unfavorable outcome could have a material adverse effect on the company. See Item 3., Legal Proceedings, and "Litigation and
Contingencies" and "Subsequent Events" in Notes to Consolidated Financial
Statements.

The company has been named in two related legal actions filed in the U.S.
District Court in Miami. The litigation is complex and the ultimate outcome cannot presently be determined. Furthermore, the company is unable to predict a potential range of monetary exposure, if any, to the company.
Based on the recovery sought, an unfavorable judgment could have a material adverse effect on the company.

Certain Accounting Matters. See Notes to Consolidated Financial Statements for a discussion of new accounting standards adopted in 1995, or issued in 1995 that will be effective for 1996, none of which is expected to have a material effect on results of operations or financial position.

1994 and 1993

Net Sales. Net sales for 1994 increased by $2.63 billion, or 20%, to $15.72 billion from $13.10 billion for 1993. The increase in net sales was attributable to the $2.76 billion of net sales generated by Scrivner operations since the acquisition. Without Scrivner, net sales would have declined by $100 million, or .8%, due to several factors, none of which was individually material to net sales, including: the expiration of the temporary agreement with Albertson's, Inc., as its distribution center came on line; the sale of a distribution center; and the loss of business due to the bankruptcy of Megafoods. These losses were partially offset by the addition of business from Kmart, Florida retail operations acquired in the fourth quarter of 1993 ("Hyde Park") and Randall's Food Markets, Inc. Food price inflation in 1994 was negligible.

Gross Margin. Gross margin for 1994 increased by $358 million, or 47%, to $1.12 billion from $765 million for 1993 and increased as a percentage of net sales to 7.14% for 1994 from 5.84% for 1993. The increase in gross margin was due to additional retail stores, principally the 179 stores acquired with Scrivner in mid-1994 as well as 21 Hyde Park stores acquired in late 1993 and 24 Consumers stores acquired in mid-1994. In addition, product handling expenses decreased as a percentage of net sales for 1994 from 1993 due in part to the positive impact of the company's facilities consolidation program and to higher fees charged to certain customers.
These gross margin increases were partially off-set by charges to income of $6 million resulting from the LIFO method of inventory valuation in 1994 compared to credits to income of $7 million in 1993.

Selling and Administrative Expense. Selling and administrative expense for 1994 increased by $378 million, or 68%, to $933 million from $554 million for 1993 and increased as a percentage of net sales to 5.93% for 1994 from 4.23% in 1993. This increase was due primarily to the mid-1994 acquisition of Scrivner, particularly its retail operations, as well as the acquisition of 21 Hyde Park stores in late 1993 and 24 Consumers stores in mid-1994.
Selling and administrative expenses also increased due to additional goodwill amortization, principally related to the Scrivner acquisition, and the absence of several non-recurring items that occurred in 1993. The increase in the Corporate line under Operating earnings shown in "Segment
Information" in the Notes to Consolidated Financial Statements is the result of the aforementioned absence of non-recurring items and the increase in staff expense.

Credit loss expense included in selling and administrative expense for 1994 increased by $9 million to $61 million from $52 million in 1993. This increase, including the $6.5 million credit loss attributable to the bankruptcy of Megafoods (see "Litigation and Contingencies" in the Notes to Consolidated Financial Statements), was primarily due to the continued difficult retail environment and low levels of food price inflation.

Interest Expense. Interest expense for 1994 increased $42 million to $120 million from $78 million for 1993. The increase was due to the indebtedness incurred to finance the Scrivner acquisition and higher interest rates imposed on the company as a result thereof. Without these factors, interest expense for 1994 is estimated to have been approximately the same as 1993. For 1994, the interest rate hedge agreements described above contributed $6 million to interest expense.

Interest Income. Interest income for 1994 decreased by $2 million to $57 million from $59 million for 1993. There were no note sales in 1994.

Equity Investment Results. The company's portion of operating losses from equity investments for 1994 increased by $3 million to $15 million from $12 million for 1993. The increase resulted primarily from losses related to the company's investments in small retail operators under the company's equity store program, offset in part by improved results from investments in strategic multi-store customers under the company's business development venture program.

Taxes on Income. The company's effective tax rate for 1994 increased to 50.0% from 48.0% for 1993 primarily as a result of the lower-than-expected earnings for 1994, Scrivner's operations in states with higher tax rates and increased goodwill amortization with no related tax deduction.

Early Debt Retirement. In 1993, the company recorded an extraordinary loss related to the early retirement of debt. The company retired $63 million of 9.5% debentures at a cost of $2 million, net of tax benefits of $2 million.

Liquidity and Capital Resources

_____________________________________________________________________________
Capital Structure ($ in millions)         1995                  1994
_____________________________________________________________________________

Long-term debt                      $1,402    48.8%       $1,752    54.8%
Capital lease obligations              388    13.5           369    11.5
_____________________________________________________________________________

Total debt                           1,790    62.3         2,121    66.3
Shareholders' equity                 1,083    37.7         1,079    33.7
_____________________________________________________________________________

Total capital                       $2,873   100.0%       $3,200   100.0%
_____________________________________________________________________________

Includes current maturities of long-term debt and current obligations under capital leases.

Fleming reduced long-term debt levels incurred in connection with the 1994 acquisition of Scrivner by $350 million and reduced commitments under the company's revolving credit and term loan agreement from $1.7 billion to $1.25 billion during 1995.

The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. Borrowings under the bank credit agreement totaled $735 million at the end of 1995 and averaged $861 million during the year. At year end, the amortizing term loan balance was $659 million and $76 million was drawn on the $595 million revolving credit facility. Final maturities are July 1999 for the revolving credit facility and June 2000 for the term loan.

Borrowings under the bank credit agreement are guaranteed by substantially all of the company's subsidiaries and are secured by the company's accounts receivable, inventories and a pledge of the stock of the subsidiary guarantors. The company was also required to pledge intercompany receivables as security for its medium-term notes and its 9.5% debentures and to provide guarantees from the subsidiary guarantors. Additionally, the company has provided guarantees from the subsidiary guarantors in favor of the $500 million seven-year senior notes issued in December 1994, the proceeds of which were used to prepay a $500 million two-year tranche of the credit agreement.

The bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. At year end 1995 the credit agreement contained the following more significant covenants: consolidated-debt-to-net-worth ratio of not more than 2.45 to 1; minimum consolidated net worth of at least $883 million; fixed charge coverage ratio of at least 1.25 to 1; a limitation on restricted payments (including dividends and company stock repurchases) and additional indebtedness; and limitations on capital expenditures. The fixed charge coverage ratio was amended in February 1996 to a minimum requirement of 1.1 to 1 beginning in the first quarter of 1996. Covenants associated with the senior notes are generally less restrictive than those of the credit agreement. At year-end 1995, the company was in compliance with all financial covenants under the credit agreement and the senior note indentures. Continued compliance over the near term will depend on the company's ability to generate sufficient earnings. See "Recent developments" below.

Pricing under the bank credit agreement automatically increases with respect to certain credit rating declines. Despite the effect of reduced earnings and action by Standard & Poor's in June 1995 to reduce its rating of the company's debt, the company believes that appropriate means are available to maintain adequate liquidity for the foreseeable future at acceptable rates. The company's credit ratings for its senior unsecured long-term debt are Ba1 and BB- by Moody's and Standard & Poor's, respectively. See "Recent developments" below.

The bank credit agreement may be terminated in the event of a defined change of control. Under the indentures for the senior notes, the note holders may require the company to repurchase the notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At year-end 1995, the company had $146 million of contingent obligations under undrawn letters of credit, primarily related to insurance reserves associated with its normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the bank credit agreement.

Operating activities generated $399 million of net cash flows for 1995 compared to $333 million in 1994. The increase is principally due to lower working capital requirements partially offset by lower deferred taxes. Working capital was $364 million at year end, a decrease from $496 million at year-end 1994. The current ratio decreased to 1.28 to 1, from 1.38 to 1 at year-end 1994. Management believes that cash flows from operating activities and the company's ability to borrow under the bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs.

Capital expenditures for 1995 were approximately $114 million compared to approximately $140 million in 1994. The decrease from the prior year is due to a reduced level of expansion projects in 1995 as compared to 1994. Management expects that 1996 capital expenditures, excluding acquisitions, if any, will approximate $130 million.

During 1995, borrowings under uncommitted bank lines averaged $10 million and ranged up to $120 million. Borrowings outstanding at year-end 1995 were $50 million.

Fleming makes investments in and loans to its retail customers, primarily in conjunction with the establishment of long-term supply agreements. Net investments and loans decreased $157 million, from $471 million to $314 million due primarily to the sale of notes and more restrictive credit policies. There was a $77 million sale of notes in 1995, compared to no sale in 1994. The company may sell additional notes in the future.

Long-term debt and capital lease obligations decreased $331 million to $1.79 billion during 1995 as a result of: increased cash flow; reduced working capital requirements, capital expenditures and retailer financing; increased sale of notes and other assets; and other financing activities, all of which were partially offset by increased cash outflows related to facilities consolidation actions and reengineering activities. Shareholders' equity at the end of 1995 was $1.08 billion.

The year-end 1995 debt-to-capital ratio decreased to 62.3%, below last year's ratio of 66.3%. The company's long-term target ratio is approximately 50%. Total capital was $2.87 billion at year end, down from $3.2 billion the prior year.

The composite interest rate for total funded debt (excluding capital lease obligations) before the effect of interest rate hedges was 7.8% at year-end 1995, versus 7.6% a year earlier. Including the effect of interest rate hedges, the composite interest rate of debt was 8.4% at the end of both 1995 and 1994.

The dividend payments of $1.20 per share in 1995 and 1994 were 107% and 79% of net earnings per share in 1995 and 1994, respectively.

Recent developments. In connection with the David's litigation described above (also see Item 3. Legal Proceedings and "Subsequent Events" in the Notes to Consolidated Financial Statements), in order to obtain the letters of credit necessary to collateralize the supersedeas bond, the company obtained an amendment to the bank credit agreement dated April 4, 1996.
The amendment also waived the effects of the judgment and any liens resulting therefrom so long as the appeals process is proceeding. Letters of credit support the supersedeas bond and are considered a use of the company's borrowing capacity under the bank credit agreement.

Moody's and Standard & Poor's have placed the company's rated debt under review for possible downgrade and CreditWatch with negative implications, respectively, due in part to the uncertainties created by the judgment.

On March 28, 1996, the Board of Directors cut the quarterly cash dividend from $.30 per share to $.02 per share for the second quarter of 1996.
The amended bank credit agreement limits dividend payments to $.08 per share, per quarter beginning in the second quarter of 1996. After considering the effect of the recently issued letters of credit related to the supersedeas bond, which are considered a use of the company's borrowing capacity, and the related bank credit agreement amendment, at year-end 1995 the company would have been allowed to borrow an additional $190 million. Management believes that the cash flows from operating activities and the company's ability to borrow under the amended bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the next twelve months.

The company is currently in compliance with all covenants under the amended bank credit agreement.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) 1. Financial Statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 through 6 of the company's proxy statement dated March 12, 1996, in connection with its annual meeting of shareholders to be held on May 1, 1996. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 12 through 20 of the company's proxy statement dated March 12, 1996, in connection with its annual meeting of shareholders to be held on May 1, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to page 9 through 11 of the company's proxy statement dated March 12, 1996, in connection with its annual meeting of shareholders to be held on May 1, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:                                Page Number

          o Consolidated Statements of Earnings -
            For the years ended December 30, 1995,
            December 31, 1994, and December 25, 1993

          o Consolidated Balance Sheets -
            At December 30, 1995, and December 31, 1994

          o Consolidated Statements of Shareholders' Equity -
            For the years ended December 30, 1995,
            December 31, 1994, and December 25, 1993

          o Consolidated Statements of Cash Flows -
            For the years ended December 30, 1995,
            December 31, 1994, and December 25, 1993

          o Notes to Consolidated Financial Statements -
            For the years ended December 30, 1995,
            December 31, 1994, and December 25, 1993

          o Independent Auditors' Report

          o Quarterly Financial Information (Unaudited)


(a)   2.  Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts


CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 30, 1995, December 31, 1994, and December 25,
1993
(In thousands, except per share amounts)

                                       1995          1994         1993

Net sales                           $17,501,572  $15,723,691  $13,096,124
Costs and expenses:
  Cost of sales                      16,091,039   14,601,050   12,331,099
  Selling and administrative          1,189,199      932,588      554,149
  Interest expense                      175,390      120,071       78,029
  Interest income                       (58,206)     (57,148)     (58,923)
  Equity investment results              27,240       14,793       11,865
  Facilities consolidation and           (8,982)         ---      107,827
    restructuring

    Total costs and expenses         17,415,680   15,611,354   13,024,046

Earnings before taxes                    85,892      112,337       72,078
Taxes on income                          43,891       56,168       34,598

Earnings before extraordinary            42,001       56,169       37,480
  loss
Extraordinary loss from early               ---          ---        2,308
  retirement of debt

Net earnings                            $42,001   $   56,169    $  35,172

Net earnings per share:
  Earnings before extraordinary           $1.12        $1.51        $1.02
    loss
  Extraordinary loss                        ---          ---          .06

Net earnings per share                    $1.12        $1.51        $ .96

Weighted average shares out-             37,577       37,254       36,801
  standing

Sales to customers accounted for under the equity method were approximately $1.5 billion in 1995 and $1.6 billion each year for 1994 and 1993.

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

At December 30, 1995, and December 31, 1994
(In thousands)

Assets                                                1995         1994
Current assets:
  Cash and cash equivalents                           $4,426   $   28,352
  Receivables                                        340,215      364,884
  Inventories                                      1,207,329    1,301,980
  Other current assets                                98,801      124,865

      Total current assets                         1,650,771    1,820,081
Investments and notes receivable                     271,763      402,603
Investment in direct financing leases                225,552      230,357
Property and equipment:
  Land                                                59,364       66,702
  Buildings                                          406,302      366,109
  Fixtures and equipment                             667,087      656,068
  Leasehold improvements                             202,751      199,713
  Leased assets under capital leases                 192,022      167,362

                                                   1,527,526    1,455,954
    Less accumulated depreciation                   (532,364)    (467,830)
      and amortization

      Net property and equipment                     995,162      988,124
Other assets                                         132,338      179,332
Goodwill                                           1,021,099      987,832

Total assets                                      $4,296,685   $4,608,329

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                $1,001,123   $  960,333
  Current maturities of long-term debt                53,917      110,321
  Current obligations under capital leases            19,452       15,780
  Other current liabilities                          211,863      237,197

    Total current liabilities                      1,286,355    1,323,631
Long-term debt                                     1,347,987    1,641,390
Long-term obligations under capital leases           368,876      353,403
Deferred income taxes                                 40,179       51,279
Other liabilities                                    169,966      160,071

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value, authorized -
    100,000 shares, issued and outstanding -
    37,716 and 37,480 shares                          94,291       93,705
  Capital in excess of par value                     501,474      494,966
  Reinvested earnings                                501,214      503,962
  Cumulative currency translation adjustment          (4,549)      (2,972)
                                                   1,092,430    1,089,661
    Less ESOP note                                    (9,108)     (11,106)

      Total shareholders' equity                   1,083,322    1,078,555

Total liabilities and shareholders' equity        $4,296,685   $4,608,329

Receivables include $27 million and $37 million in 1995 and 1994, respectively, due from customers accounted for under the equity method.

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 30, 1995, December 31, 1994, and December 25,
1993
(In thousands)

                                 1995                   1994             1993
                             Shares     Amount   Shares     Amount   Shares     Amount
Common stock:
Beginning of year            37,480  $   93,705  36,940  $   92,350  36,698  $   91,746
  Incentive stock and
    stock ownership plans       236         586     540       1,355     242         604

  End of year                37,716      94,291  37,480      93,705  36,940      92,350

Capital in excess of par value:
  Beginning of year                     494,966             489,044             482,107
  Incentive stock and
    stock ownership plans                 6,508               5,922               6,937
  End of year                           501,474             494,966             489,044

Reinvested earnings:
  Beginning of year                     503,962             492,250             501,231
  Net earnings                           42,001              56,169              35,172
  Cash dividends, $1.20 per share       (44,749)            (44,457)            (44,153)
  End of year                           501,214             503,962             492,250

Cumulative currency
  translation adjustment:
  Beginning of year                      (2,972)               (288)                ---
  Currency translation adjustments       (1,577)             (2,684)               (288)
  End of year                            (4,549)             (2,972)               (288)

ESOP note:
  Beginning of year                     (11,106)            (12,950)            (14,650)
  Payments                                1,998               1,844               1,700
  End of year                            (9,108)            (11,106)            (12,950)

Total shareholders' equity,
  end of year                        $1,083,322          $1,078,555          $1,060,406

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 30, 1995, December 31, 1994, and December 25,
1993
(In thousands)

                                                 1995        1994        1993

Cash flows from operating activities:
     Net earnings                           $   42,001  $   56,169  $   35,172
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
       Depreciation and amortization           180,796     145,910     101,103
       Credit losses                            30,513      61,218      52,018
       Deferred income taxes                    12,052      30,430     (24,471)
       Equity investment results                27,240      14,793      11,865
       Consolidation and reserve
         activities, net                       (44,375)    (29,304)     87,211
       Change in assets and liabilities,
         excluding effect of acquisitions:
         Receivables                             7,156       1,964     (16,420)
         Inventories                           149,676      57,689      58,625
         Other assets                           38,995      13,346     (48,984)
         Accounts payable                        6,390      30,691     (38,472)
         Other liabilities                     (46,489)    (50,083)    (10,883)
       Other adjustments, net                   (4,956)         39       1,779

       Net cash provided by
         operating activities                  398,999     332,862     208,543

Cash flows from investing activities:
     Collections on notes receivable            88,441     111,149      82,497
     Notes receivable funded                  (103,771)   (122,206)   (130,846)
     Notes receivable sold                      77,063         ---      67,554
     Businesses acquired                       (10,654)   (387,488)    (51,110)
     Proceeds from sale of businesses              ---       6,682         ---
     Purchase of property and equipment       (116,769)   (150,057)    (55,554)
     Proceeds from sale of
       property and equipment                   29,907      14,917       2,955
     Investments in customers                  (11,298)    (12,764)    (37,196)
     Proceeds from sale of investments          17,649       4,933       7,077
     Other investing activities                 (4,169)     (2,793)        197

       Net cash used in
         investing activities                  (33,601)   (537,627)   (114,426)

Cash flows from financing activities:
     Proceeds from long-term borrowings         93,000   2,225,751     331,502
     Principal payments on long-term debt     (452,690) (1,912,717)   (373,693)
     Principal payments on
       capital lease obligations               (17,269)    (13,990)    (11,316)
     Sale of common stock under
       incentive stock and
       stock ownership plans                     7,094       7,277       7,541
     Dividends paid                            (44,749)    (44,457)    (44,153)
     Other financing activities                 25,290     (30,381)     (7,076)

        Net cash provided by (used in)
          financing activities                (389,324)    231,483     (97,195)

Net increase (decrease) in cash
     and cash equivalents                      (23,926)     26,718      (3,078)
Cash and cash equivalents,
     beginning of year                          28,352       1,634       4,712

Cash and cash equivalents,
     end of year                               $ 4,426   $  28,352     $ 1,634


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 30, 1995, December 31, 1994, and December 25,
1993

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The company markets food and food-related products to supermarkets in 42 states, the District of Columbia and several foreign countries. The company also operates approximately 370 company-owned stores in several geographic areas. The company's operation encompasses two major businesses: food and general merchandise distribution, and company-owned retail operations.

FISCAL YEAR: The company's fiscal year ends on the last Saturday in December. Fiscal years 1995 and 1993 were 52 weeks; 1994 was 53 weeks. The impact of the additional week in 1994 is not material to the results of operations or financial position.

BASIS OF PRESENTATION: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECEIVABLES: Receivables include the current portion of customer notes receivable of $42 million in 1995 and $68 million in 1994. Receivables are shown net of allowance for credit losses of $35 million in 1995 and $40 million in 1994. The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited.

The company measures its estimates of impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 - Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The 1995 adoption of SFAS No. 114 and No. 118 did not materially impact amounts previously reported. Interest income on impaired loans is recognized only when payments are received.

INVENTORIES: Inventories are valued at the lower of cost or market. Most grocery and certain perishable inventories, aggregating approximately 80% of total inventories in both 1995 and 1994, are valued on a last-in, first-out (LIFO) method. The cost for the remaining inventories was determined by the first-in, first-out (FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $22 million and $19 million at year-end 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful asset lives using the straight-line method. Asset impairments are recorded when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such impairment losses are measured by the excess of the carrying amount of the asset over its fair value. In 1995, SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of was issued. The company will adopt SFAS No. 121 in 1996 and does not expect a material impact on the company's financial position or results of operations.

The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements - 20 to 40 years; warehouse, transportation and other equipment - 3 to 10 years; and data processing equipment - 5 to 7 years.

GOODWILL: The excess of purchase price over the value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $127 million and $97 million in 1995 and 1994, respectively. Goodwill is written down if it is probable that estimated undiscounted operating income generated by the related assets will be less than the carrying amount.

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

RECLASSIFICATIONS: Certain reclassifications have been made to prior years' amounts to conform to the current year's classification.

ACQUISITIONS

In July 1994, the company acquired all the outstanding stock of Haniel Corporation, the parent of Scrivner Inc. ("Scrivner"). The company paid $388 million in cash and refinanced substantially all of Scrivner's existing $670 million indebtedness.

The acquisition was accounted for as a purchase and the results of operations of Scrivner are included in the consolidated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values at the date of the acquisition. The excess of purchase price over assets acquired of $583 million is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the company and Scrivner as if the acquisition had occurred at the beginning of 1993, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

     (In millions, except per share amounts)       1994           1993

     Net sales                                  $ 18,947        $19,113
     Net earnings                                    $43            $19
     Net earnings per share                        $1.15           $.53


In late 1995, the company consolidated the results of operations and financial position of a 71-store supermarket chain with operations in Arizona, and acquired all of the assets of the operations in January 1996. In 1994, the company acquired the remaining common stock of a supermarket operator of a 24-store chain with locations in Missouri and Kansas. In 1993, the company acquired the assets or common stock of three businesses: distribution center assets located in Garland, Texas, and certain assets and common stock of two supermarket operators in southern Florida. These acquisitions were accounted for as purchases. The results of these entities are not material to the company in the respective years.

INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable consist of the following:

(In thousands)                                  1995         1994

    Investments in and advances
      to customers                           $103,941     $163,090
    Notes receivable from customers           142,015      219,852
    Other investments and receivables          25,807       19,661

    Investments and notes receivable         $271,763     $402,603

The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on the notes.

The company's recorded investment in notes receivable with no related credit loss allowance is $233 million. Impaired notes, including current portion, total $28 million, with related allowances of $17 million. There were no impaired loans without reserves. The average recorded investment in impaired loans during 1995 was $30 million, with $1 million of related interest income recognized during the year.

Investments in and advances to customers are shown net of reserves of $14 million and $9 million in 1995 and 1994, respectively.

The company has sold certain notes receivable at face value with limited recourse. The outstanding balance at year-end 1995 on all notes sold is $95 million, of which the company is contingently liable for $15 million should all the notes become uncollectible.

LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                         1995        1994
Term bank loans, due 1996 to 2000,
  average interest rates of 6.7% and 6.6%         $  659,497  $  800,000
10.625% senior notes due 2001                        300,000     300,000
Floating rate senior notes due 2001, annual
  payments of $1,000 in 1999 and 2000,
  interest rates of 8.1% and 8.7%                    200,000     200,000
Medium-term notes, due 1997 to 2003,
  average interest rates of 7.1% and 6.9%             99,000     155,950
Revolving bank credit, average interest
  rate of 6.6% for both years                         76,000     280,000
Uncommitted credit lines, average
  interest rates of 6.4%                              50,000         ---
Mortgaged real estate notes and other debt,
  varying interest rates from 4% to
  14.4%, due 1996 to 2003                             17,407      15,761

                                                   1,401,904   1,751,711
Less current maturities                               53,917     110,321

Long-term debt                                    $1,347,987  $1,641,390

FIVE-YEAR MATURITIES: Aggregate maturities of long-term debt for the next five years are as follows: 1996-$54 million; 1997-$126 million; 1998-$177 million; 1999-$216 million; and 2000-$186 million.

REVOLVING CREDIT AND TERM LOAN AGREEMENT: The company has a $1.25 billion committed revolving credit and term loan agreement with a group of banks. The bank credit agreement carries an annual facility fee on the total revolving credit portion and a commitment fee on the unused amount of the revolving credit portion. Interest rates are based on various money market rate options selected by the company at the time of borrowing. Borrowings under the revolving credit portion of the bank credit agreement mature in 1999 and the amortizing term bank loan matures in 2000.

The bank credit agreement and senior note indentures contain customary covenants associated with similar facilities. The bank credit agreement contains the following financial covenants: consolidated-debt-to-net-worth ratio of not more than 2.45 to 1; minimum consolidated net worth of at least $883 million; and fixed charge coverage ratio of at least 1.25 to 1. The company is in compliance with all financial covenants under the bank credit agreement and senior note indentures. At year-end 1995, the restricted payments test would have allowed the company to pay dividends or repurchase capital stock in the aggregate amount of $51 million. The consolidated-debt-to-net-worth test would have allowed the company to borrow an additional $837 million. The fixed charge coverage test would have allowed the company to incur an additional $12 million of annual interest or net rental expense. The fixed charge coverage ratio was amended in February 1996 to a minimum requirement of 1.1 to 1 beginning in the first quarter of 1996.

The bank credit agreement and the senior note indentures also place significant restrictions on the company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity.

The bank credit agreement contains a provision that, in the event of a defined change of control, the agreement may be terminated. The indentures for the senior notes provide an option for the note holders to require the company to repurchase the notes in the event of a defined change of control and defined decline in credit ratings.

MEDIUM-TERM NOTES: The company has registered $565 million in medium-term notes. Of this, $290 million may be issued from time to time, at fixed or floating rates, as determined at the time of issuance. Under the bank credit agreement, new issues of certain kinds of debt must have a maturity after December 2000. The security provisions for the bank credit agreement required the company to equitably and ratably secure the medium-term notes. Security for the medium-term notes consists of guarantees from most of the company's subsidiaries and a pledge of intercompany receivables.

INTEREST EXPENSE:  Components of interest expense are as follows:

     (In thousands)                  1995        1994        1993
     Interest costs incurred:
       Long-term debt             $135,254    $ 83,748    $ 44,628
       Capital lease obligations    36,132      33,718      31,355
       Other                         4,712       2,969       2,046

       Total incurred              176,098     120,435      78,029
     Less interest capitalized         708         364         ---

     Interest expense             $175,390    $120,071    $ 78,029

EARLY RETIREMENT OF DEBT: In 1993 the company recorded extraordinary losses for early retirement of $63 million of 9.5% debentures. The loss was $2 million, after income tax benefits of $2 million, or $.06 per share. The funding source for the early redemption was the sale of notes receivable.

DERIVATIVES: The company enters into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The classes of derivative financial instruments used include interest rate swaps and caps. The bank credit agreement requires the company to provide interest rate protection on a substantial portion of the related outstanding indebtedness. Strategies for achieving the company's objectives have resulted in the company maintaining interest rate swaps and caps covering $850 million and $1 billion aggregate principal amount of floating rate indebtedness at year-end 1995 and 1994, respectively. These amounts exceed the requirements set forth in the bank credit agreement.
The maturities for hedge agreements range from 1997 to 2000. The counterparties to these agreements are major national and international financial institutions.

The interest rate employed on most of the company's floating rate indebtedness is equal to the London interbank offered rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through six counterparty banks, and which have an average remaining life of
2.9 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. The company has purchased interest rate cap agreements from an additional two counterparty banks for an additional $250 million of its floating rate indebtedness.
The agreements cap LIBOR at 7.33% over the next three years.

The notional amounts of interest rate swaps and caps do not represent amounts exchanged by the parties and are not a measure of the company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the hedge agreements. Notional amounts are not included in the consolidated balance sheet.

The company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from Standard & Poor's Ratings Group or A2 or higher from Moody's Investor Service, Inc.) and the size and diversity of the counterparty banks.

The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease, and the company terminates the hedges prior to maturity. Changes in the fair value of the hedge agreements offset changes in the fair value of the referenced debt. In 1995, the company terminated $150 million notional principal of interest rate swaps at an immaterial cost. These terminations occurred because the company repaid more referenced debt than scheduled.

Derivative financial instruments are reported in the balance sheet where the company has made a cash payment upon entering into or terminating the transaction. The carrying amount is amortized over the initial life of the hedge agreement. The company had a financial basis of $5 million and $7 million in the interest rate cap agreements at year-end 1995 and 1994, respectively. In addition, accrued interest payable or receivable for the interest rate agreements is included in the balance sheet. Payments made under obligations or received for receivables are accounted for as interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year-end 1995 and 1994, the carrying value of debt exceeded the fair value by $38 million and $14 million, respectively.

For derivatives, the fair value was estimated using termination cash values. At year-end 1995, interest rate hedge agreement values would represent an obligation of $27 million, and at year-end 1994, an asset of $32 million.

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

The summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

(In millions)                                1995       1994
Current assets                               $251       $754
Noncurrent assets                            $487     $1,405
Current liabilities                          $104       $501
Noncurrent liabilities                         $1       $875

(In millions)                               1995      1994         1993
Net sales                                  $2,842    $3,318      $11,759
Costs and expenses                         $2,787    $3,341      $11,674
Earnings (loss) before
  extraordinary loss                          $27      $(12)         $44
Net earnings (loss)                           $27      $(12)         $42

During 1995 and 1994, a significant number of subsidiaries were merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

LEASE AGREEMENTS

CAPITAL AND OPERATING LEASES: The company leases certain distribution facilities with terms generally ranging from 20 to 30 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years.

The company leases company-owned retail store facilities with terms generally ranging from 3 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to three renewal options of two to five years. Certain other equipment is leased under agreements ranging from two to eight years with no renewal options.

Accumulated amortization related to leased assets under capital leases was $53 million and $45 million at year-end 1995 and 1994, respectively.

Future minimum lease payment obligations for leased assets under capital leases as of year-end 1995 are set forth below:

               (In thousands)                               Lease
               Years                                      Obligations
               1996                                       $ 24,864
               1997                                         23,676
               1998                                         23,228
               1999                                         22,893
               2000                                         21,582
               Later                                       181,187

               Total minimum lease payments                297,430
               Less estimated executory costs                  226

               Net minimum lease payments                  297,204
               Less interest                               131,706

               Present value of net minimum lease payments 165,498
               Less current obligations                      9,246

               Long-term obligations                      $156,252


Future minimum lease payments required at year-end 1995 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

(In thousands)   Facility  Facilities   Equipment  Equipment   Net
Years             Rentals   Subleased    Rentals   Subleased  Rentals
1996           $  176,027  $ 75,682     $31,402    $2,667     $  129,080
1997              158,496    69,213      20,180     2,328        107,135
1998              147,072    60,393      13,031     1,546         98,164
1999              131,934    48,469       8,169       839         90,795
2000              119,134    38,699       2,895       570         82,760
Later             792,339   170,536         261        61        622,003

Total lease
  payments     $1,525,002  $462,992     $75,938    $8,011     $1,129,937

The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

   (In thousands)                1995         1994         1993
   Minimum rentals            $199,834     $160,065     $126,040
   Contingent rentals            1,654          866          182
   Less sublease income         92,108       77,684       57,308

   Rental expense             $109,380     $ 83,247     $ 68,914

DIRECT FINANCING LEASES: The company leases retail store facilities for sublease to customers with terms generally ranging from 5 to 25 years. Most leases provide for a contingent rental based on sales performance in excess of specified minimums. The leases and subleases usually contain provisions for one to four renewal options of two to five years.

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 1995:


         (In thousands)                 Lease Rentals       Lease
         Years                            Receivable     Obligations
         1996                           $ 43,332         $ 30,782
         1997                             40,560           30,936
         1998                             38,848           30,912
         1999                             35,563           30,817
         2000                             32,088           29,503
         Later                           247,768          233,744

         Total minimum lease payments    438,159          386,694
         Less estimated executory costs    1,727            1,719

         Net minimum lease payments      436,432          384,975
         Less unearned income            193,454              ---
         Less interest                       ---          162,145

         Present value of net minimum
           lease payments                242,978          222,830
         Less current portion             17,426           10,206

         Long-term portion              $225,552         $212,624

Contingent rental income and contingent rental expense is not material.

FACILITIES CONSOLIDATION AND RESTRUCTURING

The results in 1993 included a charge of $108 million for facilities consolidations, reengineering, impairment of retail-related assets and elimination of regional operations. Components of the charge provided for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. Four distribution centers have been closed and one additional facility will be closed as part of the facilities consolidation plan. Reengineering has occurred at 17 of the company's operating units. Most impaired retail-related assets have been disposed or subleased. Regional operations have been eliminated. In 1995 management changed its estimates with respect to the general merchandising operations portion of the reengineering plan and reversed $9 million of the related provision.

Facilities consolidation and restructuring reserve activities are:

                                                Reengineering/
Consolidation
                                                Severance      Costs/Asset
(In thousands)                     Total        Costs          Impairments
Balance, year-end 1992            $ 29,892      $ 8,148        $21,744
Charged to costs and expenses      107,827       25,136         82,691
Expenditures and write-offs        (52,198)      (8,148)       (44,050)

Balance, year-end 1993              85,521       25,136         60,385
Expenditures and write-offs        (31,142)      (2,686)       (28,456)

Balance, year-end 1994              54,379       22,450         31,929
Credited to income                  (8,982)          -          (8,982)
Expenditures and write-offs        (24,080)      (6,690)       (17,390)

Balance, year-end 1995            $ 21,317      $15,760        $ 5,557

TAXES ON INCOME

Components of taxes on income (tax benefit) are as follows:

    (In thousands)              1995        1994        1993
    Current:
    Federal                   $24,817     $18,536     $48,742
    State                       7,022       7,202      10,327

    Total current              31,839      25,738      59,069

    Deferred:
      Federal                   9,850      22,188     (20,160)
      State                     2,202       8,242      (4,311)

    Total deferred             12,052      30,430     (24,471)

    Taxes on income           $43,891     $56,168     $34,598

Deferred tax expense (benefit) relating to temporary differences includes the following components:

  (In thousands)                       1995        1994         1993
  Depreciation and amortization     $(23,398)   $ (4,967)    $    516
  Asset valuations and reserves       26,040      20,396      (28,849)
  Equity investment results             (312)      6,255       (6,767)
  Credit losses                        2,897      11,728       (5,417)
  Prepaid expenses                       (71)        374        3,200
  Lease transactions                  (1,170)     (1,448)      (2,307)
  Noncompete agreements                 (100)        388        2,170
  Associate benefits                   2,249      (4,215)      10,800
  Note sales                            (144)     (2,547)       1,880
  Acquired loss carryforwards          1,639       1,616            -
  Other                                4,422       2,850          303

  Deferred tax expense (benefit)     $12,052     $30,430     $(24,471)

Temporary differences that give rise to deferred tax assets and liabilities as of year-end 1995 and 1994 are as follows:

(In thousands)                                1995        1994
DEFERRED TAX ASSETS:
Depreciation and amortization              $  8,709    $  6,028
Asset valuations and
  reserve activities                         75,215      78,622
Associate benefits                           68,783      68,595
Credit losses                                23,885      26,775
Equity investment results                     9,440      10,969
Lease transactions                           11,840      11,009
Inventory                                    15,954      14,993
Acquired loss carryforwards                   6,198      10,690
Other                                        19,183      18,533

Gross deferred tax assets                   239,207     246,214
Less valuation allowance                     (4,514)     (4,514)

Total deferred tax assets                   234,693     241,700

DEFERRED TAX LIABILITIES:
Depreciation and amortization               128,924     154,688
Equity investment results                     2,166       4,036
Lease transactions                            1,825       1,743
Inventory                                    59,113      63,666
Associate benefits                           23,402      19,060
Asset valuations and reserve activities       8,025       7,379
Note sales                                    3,495       3,373
Prepaid expenses                              3,578       3,799
Other                                        17,620      13,876

Total deferred tax liabilities              248,148     271,620

Net deferred tax liability                $ (13,455)  $ (29,920)

The valuation allowance relates to $4 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years. Management believes it is more likely than not that all other deferred tax assets will be realized.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                       1995       1994       1993
    Statutory rate                    35.0%      35.0%      35.0%
    State income taxes, net of
      federal tax benefit              7.0        8.9        5.4
    Acquisition-related differences    8.4        6.9        6.9
    Other                               .7        (.8)        .7

    Effective rate                    51.1%      50.0%      48.0%

SEGMENT INFORMATION

The following table sets forth the composition of the company's net sales, operating earnings, depreciation and amortization, capital expenditures and
identifiable assets.   Food distribution includes food and general
merchandise distribution.

(In millions)                              1995       1994        1993
NET SALES

Food distribution                        $16,665    $15,543     $13,109
Less sales elimination                     2,529      1,953         957

Net food distribution                     14,136     13,590      12,152
Retail food                                3,366      2,134         944

Total                                    $17,502    $15,724     $13,096

OPERATING EARNINGS

Food distribution                           $282       $263        $245
Retail food                                   52         27          19
Corporate                                   (113)      (100)        (53)

Total operating earnings                     221        190         211
Interest expense                             175        120          78
Interest income                              (58)       (57)        (59)
Equity investment results                     27         15          12
Facilities consolidation and
  restructuring                               (9)       ---         108

Earnings before taxes                        $86       $112        $ 72

DEPRECIATION AND AMORTIZATION

Food distribution                           $115       $ 99        $ 80
Retail food                                   43         33          15
Corporate                                     23         14           6

Total                                       $181       $146        $101

CAPITAL EXPENDITURES

Food distribution                            $66       $107        $ 42
Retail food                                   30         26           8
Corporate                                     18          7           3

Total                                       $114       $140         $53

IDENTIFIABLE ASSETS

Food distribution                         $3,021     $3,262
Retail food                                  588        547
Corporate                                    688        799

Total                                     $4,297     $4,608

SHAREHOLDERS' EQUITY

The company offers a Dividend Reinvestment and Stock Purchase Plan which offers shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in 283,000 and 270,000 new shares in 1995 and 1994, respectively.

The company has a rights plan designed to protect stockholders should the company become the target of coercive and unfair takeover tactics. Stockholders have one right for each share of common stock held. When exercisable, each right entitles stockholders (other than any defined acquiror) to buy one share of common stock at an exercise price of $150 (the "Exercise Price") in the event of certain defined events that constitute a change of control or to exchange the right upon the payment of the Exercise Price for that number of shares of company common stock determined by dividing twice the Exercise Price ($300) by the then current market price of the common stock. Furthermore, if the company is involved in a merger or other business combination or sale of a specified percentage of assets or earning power, the rights (other than those held by the acquiror) may be used to purchase, for the Exercise Price, that number of shares of the acquiror's common stock determined by dividing twice the Exercise Price by the then current market price of the acquiror's common stock. The rights expire on July 6, 1996.

In February 1996, the company adopted a new rights plan to replace the current plan upon its expiration. The new plan operates in a manner substantially identical to the existing plan except that each right initially entitles the stockholder (other than the acquiror) to purchase 1/100 of a share of new preferred stock and the Exercise Price is $75. The new rights plan expires on July 6, 2006.

The company has severance agreements with certain management associates. The agreements generally provide two years' salary to these associates if the associate's employment terminates within two years after a change of control. In the event of a change of control, a supplemental trust will be funded to provide these salary obligations.

The company's employee stock ownership plan (ESOP) established in 1990 allows substantially all associates to participate. In 1990, the ESOP entered into a note with a bank to finance purchase of the shares. In 1994, the company paid off the note and entered into a note from the ESOP. The ESOP will repay to the company the remaining loan balance with proceeds from company contributions. The receivable from the ESOP is presented as a reduction of shareholders' equity.

The company makes contributions based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2 million per year in 1995, 1994 and 1993. Dividends used by the ESOP for debt service and interest and compensation expense recognized by the company were not material.

The company's stock option plans allow the granting of nonqualified stock options and incentive stock options, with or without stock appreciation rights (SARs), to key associates.

In 1995 and 1994, options with SARs were exercisable for 14,000 and 20,000 shares, respectively. Options without SARs were exercisable for 1,865,000 shares in 1995 and 790,000 shares in 1994. At year-end 1995, there were 208,000 shares available for grant under the stock option plans.

The company has a stock incentive plan that allows awards to key associates of up to 400,000 restricted shares of common stock and phantom stock units. At year-end 1995, 81,000 shares were available for grant under the stock incentive plan. Shares granted are recorded at the market value when issued and amortized to expense as earned. The unamortized portion was $4 million at year-end 1995 and is netted against capital in excess of par value within shareholders' equity.

Stock option and stock incentive transactions are as follows:

(Shares in thousands)                           Options     Price Range
Outstanding, year-end 1993                        983       $ 4.72 - 42.13
 Granted                                        1,782       $24.81 - 29.75
 Exercised                                         (7)      $ 4.72 - 25.19
 Canceled and forfeited                          (288)                 ---

Outstanding, year-end 1994                      2,470       $10.29 - 42.13
 Granted                                          118       $19.44 - 26.44
 Exercised                                        (10)      $10.29 - 24.94
 Canceled and forfeited                          (457)                 ---

Outstanding, year-end 1995                      2,121       $19.44 - 42.13

In the event of a change of control, the company may accelerate the vesting and payment of any award or make a payment in lieu of an award.

In 1995, SFAS No. 123 - Accounting for Stock-Based Compensation was issued which establishes a fair value method and disclosure standards for stock-based employee compensation arrangements such as stock purchase plans and stock options. The company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements and disclose the effects of applying SFAS No. 123 in the notes to the 1996 financial statements.

ASSOCIATE RETIREMENT PLANS

The company sponsors retirement and profit sharing plans for substantially all non-union and some union associates. The major plans are funded and have plan assets that exceed the accumulated benefit obligation.

Contributory profit sharing plans maintained by the company are for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the board of directors. Expenses for these plans were $3 million, $6 million and $2 million in 1995, 1994 and 1993, respectively.

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

The following table sets forth the company's major defined benefit pension plans' funded status and the amounts recognized in the statements of earnings. Substantially all the plans' assets are invested in listed stocks, short-term investments and bonds. The significant actuarial assumptions used in the calculation of funded status for 1995 and 1994, respectively are: discount rate - 7.25% and 8.75%; compensation increases
- - 4.0% and 4.5%; and return on assets - 9.5% for both years.

 (In thousands)                 1995                      1994
Actuarial present
  value of accumulated
  benefit obligations:
  Vested                      $207,731                 $169,132
  Total                       $213,390                 $176,380

Projected benefit
  obligations                 $229,649                 $191,637
Plan assets at
  fair value                   222,434                  185,180

Projected benefit
  obligation in
  excess of
  plan assets                    7,215                    6,457
Unrecognized net
  loss                         (37,330)                 (37,980)
Unrecognized prior
  service cost                  (1,039)                  (1,684)
Unrecognized
  net asset                      1,391                      159
Prepaid pension cost          $(29,763)                $(33,048)

Net pension expense includes the following components:

(In thousands)                               1995         1994         1993
Service cost                              $ 11,348     $  7,288     $  5,074
Interest cost                               16,367       15,258       13,432
Actual (return) loss
  on plan assets                           (45,217)       5,064      (19,103)
Net amortization
  and deferral                              29,807      (17,036)       6,756

Net pension expense                       $ 12,305     $ 10,574     $  6,159

The company also has nonqualified supplemental retirement plans for selected associates. These plans are unfunded with a projected benefit obligation of $23 million and $17 million; and unrecognized prior service and actuarial losses of $11 million and $6 million at year-end 1995 and 1994, respectively, based on actuarial assumptions consistent with the funded plans. The net pension expense for the unfunded plans was $3 million, $2 million and $3 million for 1995, 1994 and 1993, respectively.

Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $75 million, $56 million and $44 million for 1995, 1994 and 1993, respectively.

ASSOCIATE POSTRETIREMENT HEALTH CARE BENEFITS

The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

Components of postretirement benefits expense are as follows:

(In thousands)                                 1995         1994         1993
Service cost                                 $  137       $  223       $  140
Interest cost                                 1,642        1,542        1,628
Amortization of net loss                        141          196          138

Postretirement expense                       $1,920       $1,961       $1,906

The composition of the accumulated postretirement benefit obligation (APBO) and the amounts recognized in the balance sheets are presented below.

(In thousands)                                1995         1994
Retirees                                   $17,197      $16,385
Fully eligible actives                         811        1,046
Others                                       2,216        2,569

APBO                                        20,224       20,000
Unrecognized net loss                         (587)      (2,010)

Accrued postretirement benefit cost        $19,637      $17,990

The weighted average discount rate used in determining the APBO was 7.25% and 8.75% for 1995 and 1994, respectively. For measurement purposes in 1995 and 1994, a 12% and 14%, respectively, annual rate of increase in the per capita cost of covered medical care benefits was assumed. In 1995, the rate was assumed to decrease to 6.5% by the year 2003, then remain level. In 1994, the rate was assumed to decrease to 8% by 2000, then to 7.5% in 2001 and thereafter. If the assumed health care cost increased by 1% for each future year, the current cost and the APBO would have increased by approximately 4% to 6% for all periods presented.

The company also provides other benefits for certain inactive associates. Expenses related to these benefits are immaterial.

SUPPLEMENTAL CASH FLOWS INFORMATION

(In thousands)                               1995        1994          1993
Acquisitions:
 Fair value of assets acquired            $142,458   $1,575,323      $111,077
 Less:
 Liabilities assumed or created             63,873    1,198,050         9,057
  Existing company investment               51,126      (15,281)       50,628
  Cash acquired                             16,805        5,066           282

  Cash paid, net of cash acquired         $ 10,654   $  387,488      $ 51,110
Cash paid during the year for:
  Interest, net of
   amounts capitalized                    $171,141   $   98,254      $ 79,634
  Income taxes, net of refunds            $ (9,593)  $   40,414      $ 74,320
Direct financing leases
  and related obligations                 $ 28,568   $   15,640      $ 33,594
Property and equipment
  additions by capital leases             $  8,840   $   30,606      $ 21,011

LITIGATION AND CONTINGENCIES

The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation and others in which unspecified but large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek actual damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. While the amount of damages sought under most claims is not specified, plaintiffs allege that hundreds of millions of dollars were lost as the result of the allegations contained in the complaints.

The litigation is complex and the ultimate outcome, which is not expected to be known for over one year, cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable result could have a material adverse effect on the company. Management believes, however, that a material adverse effect on the company's consolidated financial position is less than probable. The company is vigorously defending the actions.

The company and one of its former subsidiaries were named in a lawsuit filed in District Court in Johnson County, Texas, in which the plaintiff alleges liability on the part of the company as the result of breach of contract, fraud, conspiracy and violation of the Texas Deceptive Trade Practices Act. Plaintiff seeks actual damages alleged to equal or exceed $50 million, treble damages, exemplary damages, attorneys' fees, interest and costs. The case went to trial in February 1996.

Management is unable to predict a potential range of monetary exposure, if any, to the company, but believes the claims asserted are without merit and that a material adverse effect on the company's consolidated financial position is less than probable. However, based on the large recovery sought, an unfavorable result could have a material adverse effect on the company. The company is vigorously defending the litigation.

A customer of the company and certain of its affiliates filed Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court in Arizona. As of the date of filing, the debtors' total indebtedness to the company for goods sold on open account, equipment leases and loans aggregated approximately $28 million, for which claims have been filed in the bankruptcy proceedings. The company holds collateral with respect to a substantial portion of these obligations and will continue to pursue collection of its claims through the reorganization proceeding. The debtor is also liable or contingently liable to the company under store sublease or lease guarantee agreements. The company is partially secured as to these obligations. The debtor has also filed an adversary proceeding against the company seeking subordination of the company's claims, return of a $12 million deposit and affirmative relief for damages. Absent appeal, the ultimate outcome of these proceedings are expected within one year. The company took a charge of $6.5 million in 1994 and approximately $3.5 million in 1995. Financial exposure, if any, with respect to the subordination of the company's claims and the $12 million deposit could result in a loss of up to $20 million in excess of the amount accrued.

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

The company has been designated by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with others, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at such sites is joint and several with other responsible parties, the company believes that, to the extent it is ultimately determined to be liable for clean up at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations.

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

At year-end 1995, the company has aggregate contingent liabilities for future minimum rental commitments made on behalf of customers with a present value of approximately $90 million.

SUBSEQUENT EVENTS

The lawsuit filed in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc., ("David's"); see Litigation and Contingencies
note) went to trial on February 19, 1996 and on March 14 and 15, 1996 the jury reached a verdict against the company. The company considered the claims to be without merit. However, following a four-week trial the jury found the company's disputed overcharges amounted to $2.8 million and rendered a verdict against the company. David's filed a motion for judgment on its claim for $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA") reserving the right to recover under any alternative theory supported by the verdict in the event the judgment on the DTPA is in any way modified or reversed on appeal.

On April 4, 1996, the company and its banks amended the company's credit agreement to increase the letter of credit subfacility in order for the company to obtain a supersedeas appeal bond. See Long-Term Debt note.

On April 12, 1996, plaintiff's motion for judgment was granted in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. The company posted the bond immediately after the judgment was granted and will appeal the judgment.

The company posted the bond amount through arrangements with several sureties. The bond is secured by letters of credit which are supported by the bank credit agreement. The cost of the bond and letter of credit requirements, as well as attorney's fees, is expected to be approximately $3 million annually which will negatively impact future earnings.

Based on management's present assessment of the ultimate outcome, a charge of approximately $7 million is expected in the first quarter of 1996.
In view of the large amount of the award, an unfavorable result from the appellate process would have a material adverse effect on the company.
The appellate process may take up to three years, or longer.

In view of the large award in the David's litigation, assertions of similar allegations could occur in future or continuing litigation. Management is unable to predict the potential range of monetary exposure, if any, to the company. However, if successfully asserted, any unfavorable outcome could have a material adverse effect on the company.

On March 28, 1996, the Board of Directors cut the quarterly cash dividend from $.30 per share to $.02 per share for the second quarter of 1996.
The bank credit agreement amendment limits dividend payments beginning in the second quarter of 1996 to $.08 per share, per quarter. After considering the effect of the recently issued letters of credit related to the supersedeas bond, which are considered a use of the company's borrowing capacity, and the related bank credit agreement amendment, at year-end 1995 the company would have been allowed to borrow an additional $190 million. Management believes that the cash flows from operating activities and the company's ability to borrow under the amended bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the next twelve months. The company is currently in compliance with all covenants under the amended bank credit agreement.

Moody's and Standard & Poor's have placed the company's rated debt under review for possible downgrade and CreditWatch with negative implications, respectively, due in part to the uncertainties created by the judgment.

From the date of the jury verdict through April 12, 1996, the company and certain officers, including the chief executive officer, were named as defendants in three class action lawsuits filed by certain of its stock-holders and one class action lawsuit filed by certain noteholders, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the David's litigation. The plaintiffs seek undetermined but significant damages. The company denies these allegations and intends to vigorously defend the actions. Management is unable to predict a potential range of monetary exposure, if any, to the company. However, an unfavorable outcome would have a material adverse effect on the company.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Oklahoma City, Oklahoma
February 22, 1996
(April 12, 1996 as to effects of a jury verdict, other resulting legal proceedings and related matters discussed in Subsequent Events note)

QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)
(Unaudited)

1995                           First      Second      Third      Fourth         Year
Net sales                   $5,458,982  $4,000,070  $3,898,361  $4,144,159  $17,501,572

Costs and expenses:
  Cost of sales              5,020,518   3,676,391   3,599,252   3,794,878   16,091,039
  Selling and administrative   364,081     264,817     258,020     302,281    1,189,199
  Interest expense              56,397      40,046      38,603      40,344      175,390
  Interest income              (19,481)    (14,393)    (11,673)    (12,659)     (58,206)
  Equity investment results      6,473       3,074       6,658      11,035       27,240
  Facilities consolidation      (8,982)        ---         ---         ---       (8,982)

    Total costs and expenses 5,419,006   3,969,935   3,890,860   4,135,879   17,415,680

Earnings before taxes           39,976      30,135       7,501       8,280       85,892
Taxes on income                 20,428      15,399       3,833       4,231       43,891

Net earnings                   $19,548     $14,736      $3,668      $4,049      $42,001

Net earnings per share            $.52        $.39        $.10        $.11        $1.12

Dividends paid per share          $.30        $.30        $.30        $.30        $1.20

Weighted average shares
  outstanding                   37,497      37,546      37,619      37,675       37,577

1994                           First     Second        Third      Fourth       Year
Net sales                   $4,032,176  $2,885,028  $4,125,774  $4,680,713   $15,723,691

Costs and expenses:
  Cost of sales              3,780,871   2,701,353   3,808,438   4,310,388    14,601,050
  Selling and administrative   198,143     143,018     279,249     312,178       932,588
  Interest expense              22,139      16,345      36,929      44,658       120,071
  Interest income              (15,879)    (11,596)    (14,125)    (15,548)      (57,148)
  Equity investment results      3,257       2,640       5,130       3,766        14,793

    Total costs and expenses 3,988,531   2,851,760   4,115,621   4,655,442    15,611,354

Earnings before taxes           43,645      33,268      10,153      25,271       112,337
Taxes on income                 19,248      14,671       7,437      14,812        56,168

Net earnings                $   24,397  $   18,597  $    2,716  $   10,459   $    56,169

Net earnings per share            $.66        $.50        $.07        $.28         $1.51

Dividends paid per share          $.30        $.30        $.30        $.30         $1.20

Weighted average shares
  outstanding                   37,093      37,247      37,332      37,424        37,254

The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks, except for the fourth quarter of 1994 which was 13 weeks. The year 1994 was a 53-week year.

The results of Scrivner are included effective at the beginning of the third quarter of 1994.

Certain reclassifications have been made to conform to 1995 classifications.

See notes to consolidated financial statements, including Subsequent
Events.

                                                          SCHEDULE II

                     FLEMING COMPANIES, INC.
                  AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 30, 1995,
             DECEMBER 31, 1994, AND DECEMBER 25, 1993

                          (In thousands)

                                      Allowance
                                         for
                                    Credit Losses   Current     Noncurrent
ALLOWANCE FOR DOUBTFUL ACCOUNTS

BALANCE, December 26, 1992              $ 43,531    $25,298     $18,233

Charged to costs and expenses             52,018

Uncollectible accounts written off,      (32,954)
  less recoveries

BALANCE, December 25, 1993                62,595    $44,320     $18,275

Acquired reserves,
 Scrivner acquisition, July 19, 1994      25,950

Charged to costs and expenses             61,218

Uncollectible accounts written off,
  less recoveries                       (101,196)

BALANCE, December 31, 1994                48,567    $39,506      $9,061

Charged to costs and expenses             30,513

Uncollectible accounts written off,
 less recoveries                         (25,676)

BALANCE, December 30, 1995              $ 53,404    $35,136     $18,268


(a)3., (c)   Exhibits:
                                                    Page Number or
           Exhibit                                  Incorporation by
           Number                                   Reference to
           ------                                   ----------------

            3.1    Certificate of Incorporation     Exhibit 3.1 to
                                                    Form 10-K
                                                    for year ended
                                                    December 28, 1991

            3.2    By-Laws                          Exhibit 28.2 to
                                                    Form 8-K dated
                                                    August 22, 1989

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

            4.3    Amendment No. 1 to Credit        Exhibit 4.3 to
                   Agreement, dated as of           Form 8-K dated
                   July 21, 1994                    July 19, 1994

            4.4    Amendment No. 2 to Credit        Exhibit 4.4 to
                   Agreement dated as of            Form 10-K for year
                   November 14, 1994                ended December 31, 1994

            4.5    Amendment No. 3 to Credit
                   Agreement dated as of
                   June 30, 1995

            4.6    Amendment No. 4 to Credit
                   Agreement dated as of
                   February 15, 1996

            4.7    Agreement to furnish copies of
                   other long-term debt instruments

            4.8    Rights Agreement dated as of     Exhibit 28 to
                   July 7, 1986, between the        Form 8-K dated
                   Registrant and Morgan            June 24, 1986
                   Guaranty Trust Company of New
                   York

            4.9    Amendment to Rights Agreement    Exhibit 28.1 to
                   dated as of August 22, 1989,     Form 8-K dated
                   between the Registrant           August 22, 1989
                   and First Chicago Trust Company
                   of New York, as Rights Agent

            4.10   Rights Agreement dated as of     Exhibit 4.0 to Form
                   February 27, 1996 between        8-K dated February
                   Fleming Companies, Inc. and      27, 1996
                   Liberty Bank and Trust Company
                   of Oklahoma City, N. A.
                   Effective as of the close of
                   business on July 6, 1996

            4.11   Indenture dated as of December   Exhibit 4 to
                   1, 1989, between the Registrant  Registration
                   and Morgan Guaranty Trust        Statement No.
                   Company of New York, as trustee  33-29633

            4.12   Indenture dated as of            Exhibit 4.9 to
                   December 15, 1994, between the   Form 10-K for year
                   Registrant, Subsidiary Guaran-   ended December 31, 1994
                   tors and Texas Commerce Bank
                   National Association, as
                   Trustee, regarding $300
                   million of 10 5/8% Senior Notes

            4.13   Indenture dated as of December   Exhibit 4.10 to
                   15, 1994, between the Regis-     Form 10-K for
                   trant, Subsidiary Guarantors     year ended
                   and the Texas Commerce Bank      December 31, 1994
                   National Association, as Trustee,
                   regarding $200 million of Floating
                   Rate Senior Notes

           4.14    Waiver to Credit Agreement
                   dated as of April 1, 1996

           4.15    Amendment No. 5 to Credit
                   Agreement dated as of
                   April 4, 1996

           10.0    Stock Purchase Agreement by and  Exhibit 2.0 to
                   among Fleming Companies, Inc.    Form 8-K dated
                   and Franz Haniel & Cie. GmbH     July 19, 1994
                   dated as of July 15, 1994

           10.1    Investment Advisor Agreement     Exhibit 10.17 to
                   between the Registrant and The   Form 10-K for year
                   First Boston Corporation dated   ended December 30,
                   November 27, 1989                1989

           10.2    Investment Advisor Agreement     Exhibit 10.18 to
                   between the Registrant and       Form 10-K for year
                   Merrill Lynch, Pierce, Fenner    ended December 30,
                   & Smith Incorporated dated       1989
                   December 5, 1989

           10.3    Dividend Reinvestment and        Exhibit 28.1 to
                   Stock Purchase Plan, as          Registration
                   amended                          Statement No.
                                                    33-26648 and
                                                    Exhibit 28.3
                                                    to Registration
                                                    Statement No.
                                                    33-45190

           10.4*   1985 Stock Option Plan           Exhibit 28(a) to
                                                    Registration
                                                    Statement No.
                                                    2-98602

           10.5*   Form of Award Agreement for      Exhibit 10.6 to
                   1985 Stock Option Plan (1994)    Form 10-K for year
                                                    ended December 25, 1993

           10.6*   1990 Stock Option Plan           Exhibit 28.2 to
                                                    Registration
                                                    Statement No.
                                                    33-36586

           10.7*   Form of Award Agreement for      Exhibit 10.8 to
                   1990 Stock Option Plan (1994)    Form 10-K for year
                                                    ended December 25, 1993

           10.8*   Fleming Management Incentive     Exhibit 10.4 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312

           10.9*   Directors' Deferred              Exhibit 10.5 to
                   Compensation Plan                Registration
                                                    Statement No.
                                                    33-51312

           10.10*  Amended and Restated Supple-     Exhibit 10.10 to
                   mental Retirement Plan           Form 10-K for year
                                                    ended December 31, 1994

           10.11*  Form of Amended and Restated     Exhibit 10.11 to
                   Supplemental Retirement          Form 10-K for year
                   Income Agreement                 ended December 31, 1994

           10.12*  Godfrey Company 1984 Non-        Appendix II to
                   qualified Stock Option Plan      Registration
                                                    Statement No.
                                                    33-18867

           10.13*  Form of Amended and Restated     Exhibit 10.13 to
                   Severance Agreement between the  Form 10-K for year
                   Registrant and certain of its    ended December 31, 1994
                   officers

           10.14*  Fleming Companies, Inc. 1990     Exhibit B to
                   Stock Incentive Plan dated       Proxy Statement
                   February 20, 1990                for year ended
                                                    December 30, 1989

           10.15*  Fleming Companies, Inc. 1996     Exhibit A to
                   Stock Incentive Plan dated       Proxy Statement
                   February 27, 1996                for year ended
                                                    December 30, 1995

           10.16*  Phase I of Fleming Companies,    Exhibit 10.16 to
                   Inc. Stock Incentive Plan and    Form 10-K for year
                   Form of Awards Agreement         ended December 30,
                                                    1989

           10.17*  Phase II of Fleming Companies,   Exhibit 10.12 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 26,
                                                    1992

           10.18*  Phase III of Fleming Companies,  Exhibit 10.17 to
                   Inc. Stock Incentive Plan        Form 10-K for year
                                                    ended December 25,
                                                    1993

           10.19*  Fleming Companies, Inc.          Exhibit 10.14 to
                   Directors' Stock                 Form 10-K for year
                   Equivalent Plan                  ended December 28,
                                                    1991

           10.20*  Agreement between the            Exhibit 10.19 to
                   Registrant and                   Form 10-K for year
                   E. Dean Werries                  ended December 25,
                                                    1993

           10.21*  Supplemental Income Trust        Exhibit 10.20 to
                                                    Form 10-K for year
                                                    ended December 31, 1994

           10.22*  Form of Employment Agreement     Exhibit 10.20 to
                   between Registrant and certain   Form 10-K for year
                   of the employees                 ended December 31,
                                                    1994

           10.23*  Economic Value Added Incentive   Exhibit A to Proxy
                   Bonus Plan                       Statement for year
                                                    ended December 31, 1994

           10.24*  Agreement between the
                   Registrant and
                   William J. Dowd

           12      Computation of Ratio of
                   Earnings to Fixed Charges

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

           99.1    Company Undertaking


*  Management contract, compensatory plan or arrangement.

(b)   Reports on Form 8-K:

        On January 16, 1996, registrant filed under Item 5. disclosing the completion of the foreclosure of its security interest in the assets of ABCO Holding, Inc., and its subsidiary, ABCO Markets, Inc.

        On March 20, 1996, registrant filed under Item 5. disclosing its announcement that the verdict received in the David's Supermarkets, Inc. lawsuit will be appealed.

        On March 21, 1996, registrant filed under Item 5. disclosing the adoption of a new rights plan.

        On March 28, 1996, registrant filed under Item 5. disclosing a quarterly dividend declared at a rate lower than its previous quarterly dividend.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 1996.

                                       FLEMING COMPANIES, INC.


                                           ROBERT E. STAUTH

                                       By: Robert E. Stauth
                                           Chairman and
                                           Chief Executive Officer
                                          (Principal executive officer)


                                           HARRY L. WINN, JR.

                                       By: Harry L. Winn, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                          (Principal financial officer)


                                           KEVIN J. TWOMEY

                                       By: Kevin J. Twomey
                                           Vice President - Controller
                                          (Principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April 1996.

ROBERT E. STAUTH

Robert E. Stauth         Archie R. Dykes*       Carol B. Hallett*
(Chairman of the Board)    (Director)                 (Director)


James G. Harlow, Jr.*    Lawrence M. Jones*     Edward C. Joullian III*
     (Director)            (Director)                 (Director)


Howard H. Leach*         Guy O. Osborn*
     (Director)            (Director)


HARRY L. WINN, JR.

Harry L. Winn, Jr.
(Attorney-in-fact)

*A Power of Attorney authorizing Harry L. Winn, Jr. to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                            INDEX TO EXHIBITS

EXHIBIT                                      METHOD OF FILING
- ---------                                ------------------------------
4.5    Amendment No. 3 to Credit
       Agreement                         Filed herewith electronically

4.6    Amendment No. 4 to Credit
       Agreement                         Filed herewith electronically

4.7    Instruments Defining the Rights
       of Security Holders, Including
       Indentures                        Filed herewith electronically

4.14   Waiver to Credit Agreement        Filed herewith electronically

4.15   Amendment No. 5 to Credit
       Agreement                         Filed herewith electronically

10.24  Agreement between the Registrant
       and William J. Dowd               Filed herewith electronically

12     Computation of Ratio of Earnings
       to Fixed Charges                  Filed herewith electronically

21     Subsidiaries of the Registrant    Filed herewith electronically

23     Independent Auditors' Consent     Filed herewith electronically

24     Power of Attorney                 Filed herewith electronically

27     Financial Data Schedule           Filed herewith electronically

99.1   Form S-8 Undertaking              Filed herewith electronically