Form 10-Q
period 1996-07-13
FLEMING COMPANIES INC /OK/
filed 1996-08-27
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 13, 1996

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1996 is as follows:

           Class                               Shares Outstanding
     Common stock, $2.50 par value                    37,788,000

                                 INDEX

                                                             Page
                                                             Number
Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Earnings -
              12 Weeks Ended July 13, 1996, and July 15, 1995

            Consolidated Condensed Statements of Earnings -
              28 Weeks Ended July 13, 1996, and July 15, 1995

            Consolidated Condensed Balance Sheets -
              July 13, 1996, and December 30, 1995

            Consolidated Condensed Statements of Cash Flows -
              28 Weeks Ended July 13, 1996, and July 15, 1995

            Notes to Consolidated Condensed Financial
              Statements

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

 Item 1.  Legal Proceedings

 Item 6.  Exhibits and Reports on Form 8-K

Signatures

              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings
For the 12 weeks ended July 13, 1996, and July 15, 1995
(In thousands, except per share amounts)
=============================================================================
Second Interim Period                            1996           1995
- - -----------------------------------------------------------------------------
Net sales                                     $3,742,331     $4,000,070

Costs and expenses:
 Cost of sales                                 3,397,509      3,676,391
 Selling and administrative                      298,402        264,817
 Interest expense                                 34,330         40,046
 Interest income                                 (11,301)       (14,393)
 Equity investment results                         4,099          3,074
- - -----------------------------------------------------------------------------

   Total costs and expenses                    3,723,039      3,969,935
- - -----------------------------------------------------------------------------

Earnings before taxes                             19,292         30,135
Taxes on income                                    9,858         15,399
- - -----------------------------------------------------------------------------

Net earnings                                  $    9,434     $   14,736
=============================================================================

Net earnings per share                              $.25           $.39
Dividends paid per share                            $.02           $.30
Weighted average shares outstanding               37,788         37,546
=============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 28 weeks ended July 13, 1996, and July 15, 1995
(In thousands, except per share amounts)
=============================================================================
Year to Date                                     1996           1995
- - -----------------------------------------------------------------------------
Net sales                                     $8,910,565     $9,459,052

Costs and expenses:
 Cost of sales                                 8,108,623      8,696,909
 Selling and administrative                      699,925        628,898
 Interest expense                                 90,090         96,443
 Interest income                                 (26,725)       (33,874)
 Equity investment results                         7,264          9,547
 Facilities consolidation                              -         (8,982)
- - -----------------------------------------------------------------------------

   Total costs and expenses                    8,879,177      9,388,941
- - -----------------------------------------------------------------------------

Earnings before taxes                             31,388         70,111
Taxes on income                                   16,039         35,827
- - -----------------------------------------------------------------------------

Net earnings                                  $   15,349     $   34,284
=============================================================================

Net earnings per share                              $.41           $.91
Dividends paid per share                            $.32           $.60
Weighted average shares outstanding               37,760         37,518
=============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)
=============================================================================
                                                    July 13,   December 30,
Assets                                                1996         1995
- - -----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                        $   46,437    $    4,426
 Receivables                                         322,243       340,215
 Inventories                                       1,018,796     1,207,329
 Other current assets                                 86,707        98,801
- - -----------------------------------------------------------------------------
   Total current assets                            1,474,183     1,650,771
Investments and notes receivable                     275,020       271,763
Investment in direct financing leases                215,311       225,552

Property and equipment                             1,534,597     1,527,526
 Less accumulated depreciation
   and amortization                                 (585,861)     (532,364)
- - -----------------------------------------------------------------------------
Net property and equipment                           948,736       995,162
Other assets                                         161,576       132,338
Goodwill                                           1,003,488     1,021,099
- - -----------------------------------------------------------------------------

Total assets                                      $4,078,314    $4,296,685
=============================================================================

Liabilities and Shareholders' Equity
- - -----------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                 $  863,813    $1,001,123
 Current maturities of long-term debt                 96,925        53,917
 Current obligations under capital leases             20,152        19,452
 Other current liabilities                           200,385       211,863
- - -----------------------------------------------------------------------------
   Total current liabilities                       1,181,275     1,286,355
Long-term debt                                     1,241,338     1,347,987
Long-term obligations under
 capital leases                                      358,869       368,876
Deferred income taxes                                 42,863        40,179
Other liabilities                                    164,689       169,966

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share              94,520        94,291
 Capital in excess of par value                      502,883       501,474
 Reinvested earnings                                 504,574       501,214
 Cumulative currency
   translation adjustment                             (4,650)       (4,549)
- - -----------------------------------------------------------------------------
                                                   1,097,327     1,092,430
  Less ESOP note                                      (8,047)       (9,108)
- - -----------------------------------------------------------------------------
   Total shareholders' equity                      1,089,280     1,083,322
- - -----------------------------------------------------------------------------

Total liabilities and shareholders' equity        $4,078,314    $4,296,685
=============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 13, 1996, and July 15, 1995
(In thousands)
=============================================================================
                                                       1996          1995
- - -----------------------------------------------------------------------------
Net cash provided by operating activities           $174,948      $263,184

Cash flows from investing activities:
 Collections on notes receivable                      37,385        57,452
 Notes receivable funded                             (35,158)      (53,822)
 Notes receivable sold                                     -        77,063
 Purchase of property and equipment                  (69,408)      (59,148)
 Proceeds from sale of
   property and equipment                              8,985        21,056
 Investments in customers                               (156)       (8,761)
 Proceeds from sale of investment                      1,665        16,331
 Proceeds from sale of businesses                      9,244             -
 Other investing activities                           (2,511)       (1,069)
- - -----------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                            (49,954)       49,102
- - -----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                  128,000             -
 Principal payments on long-term debt               (191,641)     (315,066)
 Principal payments on capital
   lease obligations                                 (10,879)       (8,904)
 Sale of common stock under incentive
   stock and stock ownership plans                     1,808         3,982
 Dividends paid                                      (11,876)      (22,329)
 Other financing activities                            1,605         3,933
- - -----------------------------------------------------------------------------
   Net cash used in
     financing activities                            (82,983)     (338,384)
- - -----------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                                 42,011       (26,098)
Cash and cash equivalents,
 beginning of period                                   4,426        28,352
- - -----------------------------------------------------------------------------

Cash and cash equivalents, end of period            $ 46,437      $  2,254
=============================================================================

Supplemental information:
 Cash paid for interest                              $84,626       $96,459
 Cash paid for taxes                                 $22,112        $2,668
=============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of July 13, 1996, and the consolidated condensed statements of earnings and cash flows for the 12-week and 28-week periods ended July 13, 1996, and July 15, 1995, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 13, 1996, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

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

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $23 million at July 13, 1996 and $22 million at December 30, 1995.

5. The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation ("Premium") and others in which large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. This case was certified by the court as a class action on June 27, 1996. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek actual damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. Plaintiffs claim approximately $300 million in actual losses as the result of the allegations contained in the complaints.

On August 22, 1996, four former employees of the company and others were variously indicted for alleged conspiracy to commit wire fraud, wire fraud and tax fraud arising out of the facts surrounding the cases by a U.S. grand jury sitting in the Southern District of Florida.

The litigation is complex and the ultimate outcome cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable result could have a material adverse effect on the company. The company is vigorously defending the actions. The plaintiffs and certain other defendants involved in the litigation have settled the claims of the plaintiffs for varying amounts, subject to court approval. Trial is currently scheduled to begin in October 1996 with respect to the remaining defendants including the company, two other grocery defendants and a local bank.

The company, one of its former subsidiaries, and a retired executive officer were named in a lawsuit filed in District Court in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc. ("David's")) which was tried before a jury in February and March 1996. Plaintiff sought substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs against the company for allegedly overcharging the plaintiff for products over a two-year period. The company considered the claims to be without merit. However, following a four-week trial the jury found against the company for $72.5 million for breach of contract, $201 million for fraud and $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA"), and against the executive for $51 million for fraud and $72.6 million for violation of the DTPA. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the DTPA plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest. The company bonded the judgment with a $230 million supersedeas bond partially secured by letters of credit in the amount of $135 million.

On May 10, 1996, the company filed a motion for a new trial on grounds, among others, that the trial judge had failed to disclose certain financial relationships with the plaintiff and others associated with the plaintiff.
On May 13, 1996, the judge recused himself from the case by reason of his failure to disclose the relationships with the plaintiff and others.
Another judge has been assigned to the case.

On June 24, 1996, a new trial was granted. Concurrently, the plaintiff's judgment was vacated, and the defendants and their sureties were discharged from all liability on the supersedeas bond. As a result, the letters of credit for $135 million were canceled, thereby increasing the company's available bank credit.

The new trial is scheduled for January 1997. Defendants have moved for a change of venue from Johnson County. Plaintiff alleges liability on the part of the company and the same co-defendant as the result of breach of contract, fraud and violation of the DTPA and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars.

Based on the vacation of the judgment in the first case, the approximately
$7 million charge recorded in the first quarter was reversed during the second quarter. Although the company denies any wrongdoing, the company has been unable to locate certain documents evidencing that the price paid by the plaintiff conforms to the terms of its agreement with the company. Accordingly, during the second quarter the company recorded a charge of approximately $650 thousand which includes approximately $200 thousand of disputed overcharges, interest, fees and other sums. Management is unable to predict the potential range of additional monetary exposure, if any, to the company. However, an unfavorable outcome in the retrial could have a material adverse effect on the company.

Assertions similar to those in the David's litigation have been made in three other pending cases (including the Megafoods case described below) and could occur in future litigation. Management is unable to predict the potential range of monetary exposure, if any, to the company in such cases. However, if plaintiffs in any of those cases are successful, the outcome could have a material adverse effect on the company.

The company and certain of its present and former officers, including the chief executive officer, have been named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the risk associated with the David's litigation.
The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposes it to substantial legal liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court. The company denies these allegations and intends to vigorously defend the actions. Management is unable to predict a potential range of monetary exposure, if any, to the company from these actions. However, an unfavorable outcome in any of them could have a material adverse effect on the company.

Megafoods Stores, Inc. ("Megafoods") and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona in August 1994. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans totaling approximately $28 million. The debtor filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which included allegations similar to those in the David's litigation described above. The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $2.4 million year to date in 1996.

On August 12, 1996, the bankruptcy judge conditionally approved a settlement of the debtor's adversary proceeding against the company subject to approval by the creditors of a revised reorganization plan which will encompass the settlement. A vote is expected in the fall of 1996. Under the terms of the settlement, the company will retain its $12 million working capital deposit, relinquish its secured and unsecured claims and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from seventeen Megafoods stores and two warehouses. The debtor has agreed to lease back the furniture, fixtures and equipment in fourteen of the stores to the reorganized debtor for nine years at an annual rental totaling $18 thousand. In addition, the company will receive 10% of the common stock in the reorganized debtor and has entered into a shareholder voting trust agreement which provides that any shares of the reorganized debtor that the company holds will be voted in the same proportion as the reorganized debtor's other shares are voted. The company expects to record a charge of approximately $2 million related to the settlement agreement in the third quarter.

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

                                     July 13,         July 15,
           (In millions)                1996             1995
           ----------------------------------------------------
           Current assets                $25             $664
           Noncurrent assets             $61             $521
           Current liabilities            $9             $949
           Noncurrent liabilities         $1             $20

                                          28 weeks ended
                                     July 13,         July 15,
           (In millions)                1996             1995
           ----------------------------------------------------
           Net sales                    $177             $1,944
           Costs and expenses           $180             $1,920
           Net earnings (loss)           $(1)            $(12)

During 1996 and 1995, a significant number of subsidiaries were merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

7. The accompanying earnings statements include the following:

                                     28 weeks                    12 weeks
   (In thousands)               1996          1995          1996          1995
- - --------------------------------------------------------------------------------
   Depreciation and
     amortization
     (includes amortized
     financing costs)         $97,681         $98,392      $42,030       $42,803

   Amortized financing
     costs (part of
     interest expense)         $3,867          $3,571       $1,792        $1,526


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

In 1994, the company embarked upon a plan to restructure its organizational alignment, reengineer its operations and consolidate its distribution facilities. The company's objective is to lower the net acquisition cost of product to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management has made major organizational changes, implemented the Fleming Flexible Marketing Plan ("FFMP") in approximately 40% of its food distribution sales base, or 17 of its 35 operating units, and increased its investment in technology. The actions contemplated by the reengineering plan will affect the company's food and general merchandise wholesaling operations as well as certain retail operations. Although a significant number of reengineering initiatives have been completed, more are planned. The period of time required to complete these remaining initiatives has been lengthened while the company refocuses on financial performance and refines FFMP, as a consequence of responses from customers and vendors. Accordingly, completion dates are not known.

As part of the reengineering plan, the company closed four distribution centers and plans to close one additional facility. In addition, since the Scrivner acquisition in July 1994, the company has closed nine former Scrivner distribution centers.

Results of Operations

Set forth in the following table is information for the second interim and year-to-date periods of 1996 and 1995 regarding components of the company's earnings expressed as a percentage of net sales.

=============================================================================
Second Interim Period                                    1996         1995
- - -----------------------------------------------------------------------------
Net sales                                              100.00%       100.00%

Gross margin                                             9.21          8.09
Less:
Selling and administrative expense                       7.97          6.62
Interest expense                                          .92          1.00
Interest income                                          (.30)         (.36)
Equity investment results                                 .11           .08
- - -----------------------------------------------------------------------------

Total expenses                                           8.70          7.34
- - -----------------------------------------------------------------------------

Earnings before taxes                                     .51           .75
Taxes on income                                           .26           .38
- - -----------------------------------------------------------------------------

Net earnings                                              .25%          .37%
=============================================================================

=============================================================================
Year to Date                                              1996         1995
- - -----------------------------------------------------------------------------

Net sales                                              100.00%       100.00%

Gross margin                                             9.00          8.06
Less:
Selling and administrative expense                       7.86          6.65
Interest expense                                         1.01          1.02
Interest income                                          (.30)         (.36)
Equity investment results                                 .08           .10
Facilities consolidation                                    -          (.09)
- - -----------------------------------------------------------------------------

Total expenses                                           8.65          7.32
- - -----------------------------------------------------------------------------

Earnings before taxes                                     .35           .74
Taxes on income                                           .18           .38
- - -----------------------------------------------------------------------------

Net earnings                                              .17%          .36%
=============================================================================


Net sales. Sales for the second quarter (12 weeks) of 1996 decreased by $.3 billion, or 6%, to $3.7 billion from $4.0 billion for the same period in 1995. Year to date, sales decreased by $.5 billion or 6%, to $8.9 billion from $9.5 billion for the 28 weeks in 1995. Sales from 71 supermarkets (now 58 supermarkets) acquired from ABCO Markets, Inc. ("ABCO") through foreclosure in January 1996, were present in both 1996 periods, but not 1995 as ABCO was consolidated beginning in late 1995. Several factors, none of which are individually material, adversely affected net sales in both the quarter and year to date periods, including: sales lost through normal attrition which were not replaced; the sale or closing of certain corporate stores; loss of business from Megafoods; stricter credit policies; certain customers making selective purchases from competitors; sales lost through the recent service charge increase and the publicity surrounding the David's verdict; and certain existing customers utilizing the concepts of Efficient Consumer Response and purchasing product directly from the food manufacturer.

Net sales have trended downwards since 1994 adversely affecting earnings. The company organized a national sales force in the first quarter of 1996 which is focusing on developing prospects for new business. In addition, modifications to the FFMP are being developed and implemented that should mitigate several of the concerns of prospective and existing customers and thereby improve the potential for increased sales. However, the company believes these efforts have been hindered by the publicity surrounding the David's verdict.

In June 1995, Megafoods moved the majority of its business in the Arizona market (approximately $150 million of annualized sales) to another supplier. In November 1995, at the company's request, Megafoods moved the balance of its business. See note 5. to the Notes to Condensed Consolidated Financial Statements for further discussion of Megafoods.

Retail sales generated by the same stores for the second quarter and year-to-date periods in 1996 compared to the same period in 1995 increased slightly. Net losses associated with the sale or closing of certain corporate stores, classified as net sales, were $1 million during the second quarter of 1996 and $4 million year to date.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Year to date in 1996, food price inflation was 2.3%, significantly higher than in 1995.

Gross margin. Gross margin for the second quarter of 1996 increased by $21 million, or 7%, to $345 million from $324 million for the same period of 1995 and increased as a percentage of net sales to 9.21% from 8.09% for the same period in 1995. Year to date, gross margin increased by $40 million, or 5%, to $802 million from $762 million for the same period of 1995. As a percentage of net sales, gross margin was 9.00% versus 8.06% in 1995. The increase in gross margin was principally due to the addition of retail operations, including ABCO. Retail operations typically have a higher gross margin and higher selling expenses than food distribution operations. During the first quarter of 1996, the company implemented increases in certain charges to its customers and vendors, increasing gross margin comparisons for both the second quarter and year-to-date periods. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1996 compared to 1995, reflecting the cost controls and the benefits of the company's consolidations occurring in 1995. The company also achieved productivity increases during 1996. Food price inflation resulted in a LIFO charge in 1996 of $.7 million for the quarter and $1.5 million year to date compared to income of $.3 million for the quarter and a charge of $.9 million year to date in 1995.

Selling and administrative expenses. Selling and administrative expenses for the second quarter of 1996 increased by $34 million, or 13%, to $298 million from $265 million for the same period in 1995 and increased as a percentage of net sales to 7.97% for 1996 from 6.62% in 1995. Year to date, selling and administrative expenses increased by $71 million, or 11%, to $700 million from $629 million in 1995 and increased as a percentage of net sales to 7.86% for 1996 from 6.65% in 1995. The increase was principally due to higher retail expenses resulting from additional retail operations, primarily ABCO, and a provision for the divestiture of certain retail stores. During the second quarter of 1996, the $4 million charge (included in selling and administrative expense) related to the David's judgment (recorded in the first quarter of
1996) was reversed as the result of the vacation of the judgment in June 1996. Also reversed was the $3 million related portion recorded as interest expense. A new charge of approximately $650 thousand was recorded in the second quarter. See note 5. to the Notes to Condensed Consolidated Financial Statements for further discussion of David's. During the second quarter of 1995 a $4 million gain for the sale of certain notes receivable was recorded; no such sale took place in 1996. The company is offering for sale approximately $50 million of notes receivable. Additionally, higher legal expenses compared to the 1995 period also contributed to the increase.

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

Credit loss expense is included in selling and administrative expenses and for the second quarter of 1996 increased by $1 million to $7 million from $6 million for the comparable period in 1995. Year to date, credit losses decreased by $1 million to $15 million from $16 million in 1995. Tight credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, the results thus far from these practices and emphasis have been positive when compared to prior years' experience. The increase during the 1996 quarter was due to $1.6 million of credit losses related to Megafoods reflecting the estimated deterioration in the company's collateral. Year to date, credit losses related to Megafoods were $2.4 million. See note 5. to the Notes to Consolidated Condensed Financial Statements for further discussion related to Megafoods.

Interest expense. Interest expense for the second quarter of 1996 decreased $6 million to $34 million from $40 million for the same period in 1995. Year to date, interest expense decreased $6 million to $90 million from $96 million for the comparable period in 1995. During the second quarter of 1996, the $3 million interest component of the charge recorded in the first quarter of 1996 related to the David's judgment was reversed. Lower average borrowing levels in the 1996 periods compared to the same periods in 1995 primarily accounted for the remaining improvement.

In August 1996, Moody's Investors Service ("Moody's") lowered its credit ratings on the company's senior unsecured debt from Ba1 to Ba3. Standard & Poor's Ratings Group ("Standard & Poor's") rating is BB-, which management believes is a comparable rating. The downgrade will result in a .25% increase in the company's bank debt borrowing margin, which will increase interest expense on borrowings under the bank credit agreement at an estimated annualized cost of up to $2 million.

The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. The credit agreement with the company's bank group requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $850 million aggregate principal amount of floating rate indebtedness. The company's hedged position exceeds the hedge requirements set forth in the company's bank credit agreement.

The interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through seven counterparty banks and have an average remaining life of 2.2 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks. The agreements cap LIBOR at 7.33% over the next 2.4 years. Payments made or received are accounted for as interest expense. For the second quarter and year to date in 1996, the interest rate hedge agreements added $2 million and $5 million, respectively, to interest expense.

With respect to the interest rate hedging agreements, the company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from Standard & Poor's and A2 or higher from Moody's) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity.

Interest income. Interest income for the second quarter of 1996 decreased by $3 million to $11 million from $14 million for the same period in 1995. Year to date, interest income decreased by $7 million to $27 million from $34 million in 1995. The decrease is primarily due to the notes receivable sale in the second quarter of 1995 when the company sold $77 million of notes receivable with limited recourse. The sale reduced the amount of notes receivable available to produce interest income. The company is currently offering for sale approximately $50 million of notes receivable.

Equity investment results. The company's portion of operating losses from equity investments for the second quarter of 1996 increased by $1 million to $4 million from $3 million for the same period in 1995. Year to date, losses generated by equity investments have decreased by $2 million to $7 million from $9 million in 1995. The results of operations of ABCO, accounted for under the equity method during most of 1995, are not included in the 1996 equity investment results line due to the acquisition described above, resulting in an improvement in both 1996 periods compared to 1995. Results of certain equity investment entities declined during the second quarter when compared to 1995. The improvement realized year to date is based on improved results of operations in the underlying equity investment entities as well as the absence of ABCO equity results.

Facilities consolidation. In the first quarter of 1995, management changed its restructuring estimates with respect to the general merchandising operations portion of the restructuring plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the 1995 quarter the company reversed $9 million of the provision for restructuring.

Taxes on income. The estimated effective tax rate for both periods in 1996 and 1995 was 51.1%.

Other. See Part I., Item 1. Financial Statements - Notes to Consolidated Condensed Financial Statements and Part II., Item 1. Legal Proceedings for further discussion of certain litigation.

The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation ("Premium") and others in which large losses in the Premium-related entities occurred to the detriment of a pur-ported class of investors which has brought one of the suits. This case was certified by the court as a class action on June 27, 1996. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek actual damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. Plaintiffs claim approximately $300 million in actual losses as the result of the allegations contained in the complaints.

On August 22, 1996, four former employees of the company and others were variously indicted for alleged conspiracy to commit wire fraud, wire fraud and tax fraud arising out of the facts surrounding the cases by a U.S. grand jury sitting in the Southern District of Florida.

The litigation is complex and the ultimate outcome cannot presently be determined. Furthermore, management is unable to predict a potential range of monetary exposure, if any, to the company. Based on the large recovery sought, an unfavorable result could have a material adverse effect on the company. The company is vigorously defending the actions. The plaintiffs and certain other defendants involved in the litigation have settled the claims of the plaintiffs for varying amounts, subject to court approval. Trial is currently scheduled to begin in October 1996 with respect to the remaining defendants including the company, two other grocery defendants and a local bank.

The company, one of its former subsidiaries, and a retired executive officer were named in a lawsuit filed in District Court in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc. ("David's")) which was tried before a jury in February and March 1996. Plaintiff sought substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs against the company for allegedly overcharging the plaintiff for products over a two-year period. The company considered the claims to be without merit. However, following a four-week trial the jury found against the company for $72.5 million for breach of contract, $201 million for fraud and $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA"), and against the executive for $51 million for fraud and $72.6 million for violation of the DTPA. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the DTPA plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest.
The company bonded the judgment with a $230 million supersedeas bond partially secured by letters of credit in the amount of $135 million.

On May 10, 1996, the company filed a motion for a new trial on grounds, among others, that the trial judge had failed to disclose certain financial relationships with the plaintiff and others associated with the plaintiff. On May 13, 1996, the judge recused himself from the case by reason of his failure to disclose the relationships with the plaintiff and others. Another judge has been assigned to the case.

On June 24, 1996, a new trial was granted. Concurrently, the plaintiff's judgment was vacated, and the defendants and their sureties were discharged from all liability on the supersedeas bond. As a result, the letters of credit for $135 million were cancelled, thereby increasing the company's available bank credit.

The new trial is scheduled for January 1997. Defendants have moved for a change of venue from Johnson County. Plaintiff alleges liability on the part of the company and the same co-defendant as the result of breach of contract, fraud and violation of the DTPA and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars.

Based on the vacation of the judgment in the first case, the approximately
$7 million charge recorded in the first quarter was reversed during the second quarter. Although the company denies any wrongdoing, the company has been unable to locate certain documents evidencing that the price paid by the plaintiff conforms to the terms of its agreement with the company. According-ly, during the second quarter the company recorded a charge of approximately $650 thousand which includes approximately $200 thousand of disputed over-charges, interest, fees and other sums. Management is unable to predict the potential range of additional monetary exposure, if any, to the company. However, an unfavorable outcome in the retrial could have a material adverse effect on the company.

Assertions similar to those in the David's litigation have been made in three other pending cases (including the Megafoods case described below) and could occur in future litigation. Management is unable to predict the potential range of monetary exposure, if any, to the company in such cases. However, if plaintiffs in any of those cases are successful, the outcome could have a material adverse effect on the company.

The company and certain of its present and former officers, including the chief executive officer, have been named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposes it to substantial legal liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court. The company denies these allegations and intends to vigorously defend the actions. Management is unable to predict a potential range of monetary exposure, if any, to the company from these actions. However, an unfavorable outcome in any of them could have a material adverse effect on the company.

Megafoods Stores, Inc. ("Megafoods") and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona in August 1994. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans totaling approximately $28 million. The debtor filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which included allegations similar to those in the David's litigation described above. The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $2.4 million year to date in 1996.

On August 12, 1996, the bankruptcy judge conditionally approved a settlement of the debtor's adversary proceeding against the company subject to approval by the creditors of a revised reorganization plan which will encompass the settlement. A vote is expected in the fall of 1996. Under the terms of the settlement, the company will retain its $12 million working capital deposit, relinquish its secured and unsecured claims and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from seventeen Megafoods stores and two warehouses. The debtor has agreed to lease back the furniture, fixtures and equipment in fourteen of the stores to the reorganized debtor for nine years at an annual rental totaling $18 thousand. In addition, the company will receive 10% of the common stock in the reorganized debtor and has entered into a shareholder voting trust agreement which provides that any shares of the reorganized debtor that the company holds will be voted in the same proportion as the reorganized debtor's other shares are voted. The company expects to record a charge of approximately $2 million related to the settlement agreement in the third quarter.

Several factors negatively affecting earnings in 1996 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and litigation-related costs.

Segment information. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

=============================================================================
                                            Second Interim Period
    (In millions)                           1996             1995
- - -----------------------------------------------------------------------------
    Sales:
      Food distribution                   $2,892           $3,247
      Retail food                            850              753
- - -----------------------------------------------------------------------------

    Total sales                           $3,742           $4,000
=============================================================================

    Operating earnings:
      Food distribution                      $73              $67
      Retail food                              5               14
      Corporate                              (32)             (22)
- - -----------------------------------------------------------------------------

    Total operating earnings                 $46              $59
=============================================================================

                                                 Year to Date
    (In millions)                           1996             1995
- - -----------------------------------------------------------------------------

    Sales:
      Food distribution                  $6,873           $7,698
      Retail food                         2,038            1,761
- - -----------------------------------------------------------------------------

    Total sales                          $8,911           $9,459
=============================================================================

    Operating earnings:
      Food distribution                    $162             $165
      Retail food                            20               31
      Corporate                             (80)             (63)
- - -----------------------------------------------------------------------------
    Total operating earnings               $102             $133
=============================================================================

Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, facilities consolidation and taxes on income. General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost.

Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital position at the end of the second quarter of 1996 and at the end of fiscal 1995:

=============================================================================
         Capital Structure (In millions)    July 13, 1996   December 30, 1995
- - -----------------------------------------------------------------------------
         Long-term debt                  $1,338     47.7%   $1,402     48.8%
         Capital lease obligations          379     13.5       388     13.5
- - -----------------------------------------------------------------------------

         Total debt                       1,717     61.2     1,790     62.3
         Shareholders' equity             1,089     38.8     1,083     37.7
- - -----------------------------------------------------------------------------

         Total capital                   $2,806    100.0%   $2,873    100.0%
=============================================================================

The company's current capital structure includes a $800 million six-year amortizing term loan with final maturity in June 2000, a $596 million five-year revolving credit facility with final maturity in July 1999, $300 million of 10.625% seven-year senior notes, $200 million of floating rate seven-year senior notes, each of which matures December 2001, $99 million of medium-term notes, $7 million of 9.5% debentures and $10 million of other debt.

The company's senior unsecured debt is rated Ba3 by Moody's Investors Service ("Moody's") and BB- by Standard & Poor's Ratings Group ("Standard & Poor's"). The rating by Moody's reflects a downgrade announced in August 1996.
Moody's actions result from their announced concerns over structural changes in the industry and lower sales, earnings and cash flow. Standard & Poor's has the company's rated debt on CreditWatch with negative implications. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon Moody's and Standard & Poor's ratings of the company's senior unsecured debt.

The company's principal sources of liquidity are cash flows from operating activities and borrowings under the bank credit agreement. At second quarter end 1996, $617 million was borrowed on the six-year amortizing term loan. Also, $78 million of letters of credit had been issued (reducing bank credit capacity on a dollar-for-dollar basis) and $110 million was borrowed under the $596 million five-year revolving credit facility.

The bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following more significant covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $892 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

At second quarter end 1996, the company would have been allowed to borrow an additional $408 million under the company's revolving credit facility contained in the bank credit agreement. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio, $32 million of additional fixed charges could have been incurred. The company is currently in compliance with all covenants under the bank credit agreement and senior notes. Because the David's judgment was vacated, the supersedeas bond was canceled, and $135 million of collateral (in the form of letters of credit issued by participants in the company's credit facility) was returned thereby increasing the company's available credit.

In March 1996, the Board of Directors declared a quarterly cash dividend of $.02 per share for the second quarter of 1996, a reduction of $.28 per share. In July 1996, the Board of Directors declared a quarterly cash dividend of $.02 per share for the third quarter of 1996.

Operating activities generated $175 million of net cash flows for the first 28 weeks in 1996 compared to $263 million in the comparable period in 1995. The decrease is due to lower earnings, lower decreases in inventory and higher decreases in accounts payable, all in 1996 as compared to the same period in 1995. Working capital was $293 million at second-quarter end 1996, a decrease from $364 million at year-end 1995. The current ratio decreased to 1.25 to 1 at second-quarter end 1996, from 1.28 to 1 at year-end 1995.

Capital expenditures year to date in 1996 were approximately $69 million. Management expects that 1996 capital expenditures, excluding acquisitions, if any, will approximate $130 million.

Management believes that the cash flows from operating activities and the company's ability to borrow under the bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the next twelve months.

The debt-to-capital ratio at the end of the second quarter of 1996 was 61.2%, a decrease from year-end 1995, reflecting payments made on long-term debt ahead of schedule. The company's long-term target ratio is approximately 50%. Total capital was $2.8 billion at quarter end, lower than at year-end 1995 due in part to debt repayments.


                        PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(1) Tropin v. Thenen, et al., Case No. 93-2502-CIV-Moreno, United States District Court, Southern District of Florida.

Walco Investments, Inc., et al. v. Thenen, et al., Case No. 93-2534-CIV-Moreno, United States District Court, Southern District of Florida.

The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation ("Premium") and others in which large losses in the Premium-related entities occurred to the detriment of a purported class of investors which has brought one of the suits. This case was certified by the court as a class action on June 27, 1996. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs seek actual damages, treble damages, attorneys' fees, costs, expenses and other appropriate relief. Plaintiffs claim approximately $300 million in actual losses as the result of the allegations contained in the complaints. The plaintiffs and certain other defendants involved in the litigation have settled the claims of the plaintiffs for varying amounts, subject to court approval. Trial is currently scheduled to begin in October 1996 with respect to the remaining defendants including the company, two other grocery defendants and a local bank. On August 22, 1996, four former employees of the company and others were variously indicted for alleged conspiracy to commit wire fraud, wire fraud and tax fraud arising out of the facts surrounding the cases by a U.S. grand jury sitting in the Southern District of Florida.


(2) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al. Case No. 246-93, In the District Court of Johnson County, Texas.

On April 12, 1996, a judgment in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgement interest at the rate of 10% per annum was rendered in the David's litigation. The company posted a supersedeas bond, commenced appeal of the judgment and filed a motion for a new trial and the recusal of the trial judge on the grounds, among others, that the judge failed to disclose previous financial relationships with the plaintiff and others.

The judge recused himself, a new judge was assigned to the case and in June 1996 the court vacated the judgment and granted the company a new trial, set to begin in January 1997. Defendants have moved for a change of venue from Johnson County. Plaintiff alleges liability on the part of the company and the same co-defendant as the result of breach of contract, fraud and violation of the DTPA. Plaintiff alleges substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars. Although the company denies any wrongdoing, the company has been unable to locate certain documents evidencing that the price paid by the plaintiff conforms to the terms of its agreement with the company. Accordingly, during the second quarter the company recorded a charge of approximately $650 thousand which includes approximately $200 thousand of disputed overcharges, interest, fees and other sums.


(3) In re: Megafoods Stores, Inc. and related proceedings, Case No. B-94-07411-P8X-RTB, U.S. Bankruptcy Court for the district of Arizona.

Megafoods and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona in August 1994. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans totaling approximately $28 million. The debtor filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which included allegations similar to those in the David's litigation described above. The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $2.4 million year to date in 1996.

On August 12, 1996, the bankruptcy judge conditionally approved a settlement of the debtor's adversary proceeding against the company subject to approval by the creditors of a revised reorganization plan which will encompass the settlement. A vote is expected in the fall of 1996. Under the terms of the settlement, the company will retain its $12 million working capital deposit, relinquish its secured and unsecured claims and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from seventeen Megafoods stores and two warehouses. The debtor has agreed to lease back the furniture, fixtures and equipment in fourteen of the stores to the reorganized debtor for nine years at an annual rental totaling $18 thousand. In addition, the company will receive 10% of the common stock in the reorganized debtor and has entered into a shareholder voting trust agreement which provides that any shares of the reorganized debtor that the company holds will be voted in the same proportion as the reorganized debtor's other shares are voted. The company expects to record a charge of approximately $2 million related to the settlement agreement in the third quarter.


(4) Richard E. Ieyoub, Attorney General ex rel., State of Louisiana v. The American Tobacco Company, et al., Case No. 96-1209, 14th Judicial District Court, Parish of Calcasieu, State of Louisiana.

In August 1996, the registrant was served in this case brought by the Attorney General of the State of Louisiana against numerous named tobacco companies and distributors (including Malone & Hyde, Inc., a former subsidiary which has been merged into the registrant) claiming that the defendants' products and conduct were the cause of thousands of deaths, injuries and illnesses and millions of dollars of state health-care and related expenditures. The registrant has been indemnified by one of the tobacco companies and will vigorously defend the case.


(5) Steiner, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-480-M, United States District Court, Western District of Oklahoma.

Hollin, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-484-M, United States District Court, Western District of Oklahoma.

Goldstein, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-510-M, United States District Court, Western District of Oklahoma.

General Telecom Money Purchase Pension Plan & Trust, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-593-M, United States District Court, Western District of Oklahoma.

Bright Trading, Inc., et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-830-M, United States District Court, Western District of Oklahoma.

City of Philadelphia, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-853-M, United States District Court, Western District of Oklahoma.

Pindus, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-869-M, United States District Court, Western District of Oklahoma.

Hinton, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-942-C, United States District Court, Western District of Oklahoma.

Wells, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-993-L, United States District Court, Western District of Oklahoma.

Mark, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-506-M, United States District Court, Western District of Oklahoma.

The company and certain of its present and former officers, including the chief executive officer, have been named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma from March 28, 1996 through June 24,
1996, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stock-holder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposes it to sub-stantial legal liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court. The company denies these allegations and intends to vigorously defend the actions.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number                                     Page Number
            12    Computation of Ratio of Earnings
                    to Fixed Charges

            27    Financial Data Schedule

(b) Report on Form 8-K

On July 2, 1996, registrant filed under Item 5. disclosing the granting of a new trial in the David's litigation and that the March 1996 judgment had been set aside and vacated.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLEMING COMPANIES, INC.
                                          (Registrant)


Date: August 27, 1996               KEVIN J. TWOMEY
                                    Kevin J. Twomey
                                    Vice President-Controller
                                    (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit                                     Method of Filing
- - -------                                     ----------------
12      Computation of Ratio of Earnings    Filed herewith electronically
        to Fixed Charges

27      Financial Data Schedule             Filed herewith electronically