Form 10-Q
period 1996-09-30
FLEMING COMPANIES INC /OK/
filed 1996-11-13
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  October 5, 1996

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1996 is as follows:

     Common stock, $2.50 par value                    37,792,000
              Class                              Shares Outstanding

                                 INDEX

                                                             Page
                                                             Number
Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Earnings -
              12 Weeks Ended October 5, 1996, and October 7, 1995

            Consolidated Condensed Statements of Earnings -
              40 Weeks Ended October 5, 1996, and October 7, 1995

            Consolidated Condensed Balance Sheets -
              October 5, 1996, and December 30, 1995

            Consolidated Condensed Statements of Cash Flows -
              40 Weeks Ended October 5, 1996, and October 7, 1995

            Notes to Consolidated Condensed Financial
              Statements

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

 Item 1.  Legal Proceedings

 Item 6.  Exhibits and Reports on Form 8-K

Signatures

              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings
For the 12 weeks ended October 5, 1996, and October 7, 1995
(In thousands, except per share amounts)

Third Interim Period                             1996           1995
--------------------                          ----------     ----------
Net sales                                     $3,705,970     $3,898,361

Costs and expenses:
 Cost of sales                                 3,373,525      3,599,252
 Selling and administrative                      281,316        258,020
 Interest expense                                 34,955         38,603
 Interest income                                 (11,610)       (11,673)
 Equity investment results                         5,708          6,658
 Litigation settlement                            20,000              -
                                              ----------     ----------

   Total costs and expenses                    3,703,894      3,890,860
                                              ----------     ----------

Earnings before taxes                              2,076          7,501
Taxes on income                                    1,061          3,833
                                              ----------     ----------

Net earnings                                  $    1,015     $    3,668
                                              ==========     ==========

Net earnings per share                              $.03           $.10
Dividends paid per share                            $.02           $.30
Weighted average shares outstanding               37,788         37,619
                                              ==========     ==========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 40 weeks ended October 5, 1996, and October 7, 1995
(In thousands, except per share amounts)
Year to Date                                     1996           1995
------------                                 -----------    -----------
Net sales                                    $12,616,535    $13,357,413

Costs and expenses:
 Cost of sales                                11,482,148     12,296,161
 Selling and administrative                      981,241        886,918
 Interest expense                                125,045        135,046
 Interest income                                 (38,335)       (45,547)
 Equity investment results                        12,972         16,205
 Litigation settlement                            20,000              -
 Facilities consolidation                              -         (8,982)
                                             -----------    -----------
   Total costs and expenses                   12,583,071     13,279,801
                                             -----------    -----------

Earnings before taxes                             33,464         77,612
Taxes on income                                   17,100         39,660
                                             -----------    -----------

Net earnings                                 $    16,364    $    37,952
                                             ===========    ===========

Net earnings per share                              $.43          $1.01
Dividends paid per share                            $.34           $.90
Weighted average shares outstanding               37,768         37,548
                                             ===========    ===========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)
                                                   October 5,  December 30,
Assets                                                1996         1995
------                                            ----------    ----------
Current assets:
 Cash and cash equivalents                        $    5,146    $    4,426
 Receivables                                         335,514       340,215
 Inventories                                       1,086,918     1,207,329
 Other current assets                                103,377        98,801
                                                  ----------    ----------
   Total current assets                            1,530,955     1,650,771
Investments and notes receivable                     236,225       271,763
Investment in direct financing leases                216,514       225,552

Property and equipment                             1,558,966     1,527,526
 Less accumulated depreciation
   and amortization                                 (616,262)     (532,364)
                                                  ----------    ----------
Net property and equipment                           942,704       995,162
Other assets                                         155,396       132,338
Goodwill                                             997,898     1,021,099
                                                  ----------    ----------

Total assets                                      $4,079,692    $4,296,685
                                                  ==========    ==========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
 Accounts payable                                 $  955,919    $1,001,123
 Current maturities of long-term debt                109,677        53,917
 Current obligations under capital leases             20,214        19,452
 Other current liabilities                           213,086       211,863
                                                  ----------    ----------
   Total current liabilities                       1,298,896     1,286,355
Long-term debt                                     1,140,683     1,347,987
Long-term obligations under
 capital leases                                      357,905       368,876
Deferred income taxes                                 30,457        40,179
Other liabilities                                    161,195       169,966

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share              94,470        94,291
 Capital in excess of par value                      503,398       501,474
 Reinvested earnings                                 504,838       501,214
 Cumulative currency
   translation adjustment                             (4,650)       (4,549)
                                                  ----------    ----------
                                                   1,098,056     1,092,430
  Less ESOP note                                      (7,500)       (9,108)
                                                  ----------    ----------
   Total shareholders' equity                      1,090,556     1,083,322
                                                  ----------    ----------

Total liabilities and shareholders' equity        $4,079,692    $4,296,685
                                                  ==========    ==========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 40 weeks ended October 5, 1996, and October 7, 1995
(In thousands)
                                                       1996          1995
                                                    --------      --------
Cash flows from operating activities:
 Net earnings                                       $ 16,364      $ 37,952
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                     145,082       140,543
   Credit losses                                      21,550        24,344
   Deferred income taxes                              (7,574)          833
   Equity investment results                          12,973        16,205
   Gain on sale of businesses                         (3,666)            -
   Litigation settlement                              20,000             -
   Consolidation and reserve activities, net         (13,684)      (35,493)
   Change in assets and liabilities, excluding
     effect of acquisitions:
     Receivables                                     (22,698)       (2,007)
     Inventories                                     120,411       146,339
     Accounts payable                                (45,204)       20,620
     Other assets and liabilities                    (20,440)       24,311
   Other adjustments, net                                 77        (3,877)
                                                    --------      --------
     Net cash provided by
       operating activities                          223,191       369,770
                                                    --------      --------

Cash flows from investing activities:
 Collections on notes receivable                      45,480        74,861
 Notes receivable funded                             (48,876)      (67,742)
 Notes receivable sold                                34,980        77,063
 Purchase of property and equipment                 (100,602)      (80,864)
 Proceeds from sale of
   property and equipment                             12,283        30,009
 Investments in customers                               (356)       (8,867)
 Proceeds from sale of investment                      3,506        17,873
 Businesses acquired                                       -        (6,989)
 Proceeds from sale of businesses                      9,244             -
 Other investing activities                           (3,501)       (3,083)
                                                    --------      --------
   Net cash provided by (used in)
     investing activities                            (47,842)       32,261
                                                    --------      --------

Cash flows from financing activities:
 Proceeds from long-term borrowings                  128,000             -
 Principal payments on long-term debt               (279,544)     (393,598)
 Principal payments on capital
   lease obligations                                 (16,342)      (13,872)
 Sale of common stock under incentive
   stock and stock ownership plans                     2,002         5,795
 Dividends paid                                      (12,700)      (33,530)
 Other financing activities                            3,955         9,572
                                                    --------      --------
   Net cash used in
     financing activities                           (174,629)     (425,633)
                                                    --------      --------

Net increase (decrease)in cash
 and cash equivalents                                    720       (23,602)
Cash and cash equivalents,
 beginning of period                                   4,426        28,352
                                                    --------      --------

Cash and cash equivalents, end of period            $  5,146      $  4,750
                                                    ========      ========

Supplemental information:
 Cash paid for interest                             $114,172      $125,796
 Cash paid (refunded) for taxes                      $32,118       $(7,231)
                                                    ========      ========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of October 5, 1996, and the consolidated condensed statements of earnings and cash flows for the 12-week and 40-week periods ended October 5, 1996, and October 7, 1995, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 5, 1996, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

2. The statements of earnings for the 12-week and 40-week periods ended October 5, 1996 reflect an agreement to settle the Premium Sales Corporation ("Premium") litigation, two related lawsuits pending against the company, for a $19.5 million payment plus $500,000 for costs and expenses. See note 5 for further discussion.

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

4. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $24 million at October 5, 1996 and $22 million at December 30, 1995.

5. Premium: The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium, a failed grocery diverter, and others in which large losses in the Premium-related entities occurred to the detriment of a purported class of investors which brought one of the suits. This case was certified by the court as a class action in June 1996. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

The company announced in September 1996 it had reached an agreement to settle the Premium cases. Under the agreement, the Trustee, the class of investors (excluding opt-outs and non-releasing Canadian investors, if any) and all other claimants will dismiss their actions against the company in exchange for a $19.5 million payment plus $500,000 for costs and expenses, and all related claims involving the company will be dismissed.

The settlement is subject to, among other things, execution of a definitive agreement by all parties or their representatives, court approval and receipt by the company of releases from Canadian investors holding significant claims. Following full execution of the agreement, the company will be required to deposit the $20 million into an escrow account pending finalization of the settlement. The company recorded a charge of $20 million during the third quarter in anticipation of the settlement.

On August 22, 1996, four former employees of the company and numerous others were variously indicted by a U.S. grand jury sitting in the Southern District of Florida for multiple counts of fraud, conspiracy and other crimes, including wire fraud, tax fraud and money laundering, allegedly committed in furtherance of Premium's fraudulent scheme. Neither the company nor any of its current employees were indicted.

David's: The company, a former subsidiary subsequently merged with the company, and a retired executive officer were named in a lawsuit filed in the District Court in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc. ("David's")) which was tried before a jury in February and March 1996. Plaintiff sought substantial actual damages, treble damages, exemplary damages, attorney's fees, interest and costs against the company for allegedly overcharging the plaintiff for products over a three-year period. The company considered the claims to be without merit. However, following a four-week trial the jury found against the company in the amount of $72.5 million for breach of contract, $201 million for fraud and $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA"), and against the executive in the amount of $51 million for fraud and $72.6 million for violation of the DTPA. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the DTPA plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest. The company and the executive announced their intentions to appeal and the company bonded the judgments with a $230 million supersedeas bond partially secured by letters of credit in the amount of $135 million.

In May 1996 the company filed a motion for a new trial on grounds, among others, that both the trial judge and the plaintiff had failed to disclose certain financial relationships between the judge and the plaintiff and others associated with the plaintiff. The trial judge recused himself citing the failed disclosure and another judge was assigned to the case. In June the plaintiff's judgments were vacated, the defendants and their sureties were discharged from all liability on the supersedeas bond and a new trial was granted. As a result, the letters of credit for $135 million were canceled, thereby restoring that amount to the company's available bank credit. The new trial is scheduled for January 1997. The court has withheld its ruling on defendants' motion for a change of venue from Johnson County pending an attempt to impanel an impartial jury. Defendants' motions for summary judgment were denied in early November 1996.

Based on the vacation of the judgment against the company, the approximately $7 million charge recorded in the first quarter was reversed during the second quarter. Although the company denies any liability or wrongdoing, the company has been unable to locate certain documents evidencing that prices paid by the plaintiff for a small amount of product during the three years in question conformed to the terms of plaintiff's agreement with the company.
Accordingly, during the second quarter the company recorded a charge of approximately $650 thousand, which includes approximately $200 thousand of disputed overcharges and approximately $450 thousand of interest, fees and other sums.

Plaintiff continues to allege liability on the part of the company (and its co-defendant) as the result of breach of contract, fraud, conspiracy and violation of the DTPA, and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars. Management is unable to predict the potential range of additional monetary exposure, if any, to the company. However, an unfavorable outcome resulting from the retrial could have a material adverse effect on the company.

Allegations similar to those made in the David's case have been made by former customers in three other pending cases (including the Megafoods case described below) and could occur in future litigation. Management is unable to predict the potential range of monetary exposure, if any, to the company in such cases. However, if the plaintiff in any such case were to be successful, the outcome could have a material adverse effect on the company.

Class Action Suits: The company and certain of its present and former officers, including the chief executive officer, have been named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposed it to substantial liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court. The defendants deny the allegations and will vigorously oppose the litigation. Management is unable to predict the ultimate outcome or a potential range of monetary exposure, if any, to the company from these actions. However, an unfavorable outcome in any of them could have a material adverse effect on the company.

Megafoods: In August 1994 Megafoods Stores, Inc. ("Megafoods") and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million. The debtor is also liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations similar to those made in the David's litigation.

In August 1996 the court approved a settlement of the debtor's adversary proceeding against the company, subject to approval by the creditors of a revised reorganization plan which will encompass the settlement. Under the terms of the settlement, the company will retain its $12 million working capital deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of any distribution made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from seventeen Megafoods stores (located primarily in Texas) and two Texas warehouses. The company agreed to lease back the furniture, fixtures and equipment in fourteen of the stores to the reorganized debtor for nine years (or until the expiration of the store lease) at an annual rental of $18 thousand per store. In addition, the company will enter into a voting trust agreement with the reorganized debtor which will provide that any shares of the reorganized debtor held by the company will be voted in the same proportion as the reorganized debtor's other shares are voted.

Although the company anticipated a vote on the reorganization plan sometime during the third quarter of 1996, prior to the vote Megafoods began exploring the sale of some or all of its assets. On October 7, 1996, the debtor announced an agreement in principle to sell its 16 Phoenix stores to a local grocer for an undisclosed amount. To date, the company has not received any communication from the court regarding any sale. Although the company anticipates that any sale will be made subject to the settlement agreement, the company can offer no assurances that a sale will be consummated or that Megafoods can or will be successfully reorganized.

The company took charges of $6.5 million in 1994, approximately $3.5 million in 1995 and $5.8 million year-to-date in 1996. The company will remain exposed to contingent liabilities for stores subleased by the company to Megafoods and for certain leasehold guarantees extended to third parties on Megafoods' behalf and has approximately $8 million of net assets remaining on the company's books.

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

                                    October 5,   December 30,
           (In millions)                1996             1995
           -------------            ----------   ------------
           Current assets                $22             $251
           Noncurrent assets             $58             $487
           Current liabilities           $10             $104
           Noncurrent liabilities         $1             $1

                                           40 weeks ended
                                       October 5,    October 7,
           (In millions)                1996             1995
           -------------              -----------    ----------
           Net sales                    $249             $3,575
           Costs and expenses           $260             $3,565
           Net earnings (loss)           $(6)            $5

During 1996 and 1995, a significant number of subsidiaries were merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

7. The accompanying earnings statements include the following:

                                              40 weeks               12 weeks
         (In thousands)                    1996      1995        1996        1995
    -----------------------------       --------    --------    -------    -------
    Depreciation and amortization
      (includes amortized costs
      in interest expense)              $145,082    $140,543    $47,401    $42,151

    Amortized costs in interest
      expense                             $9,986      $8,911     $3,040     $2,901

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

In 1994, the company embarked upon a plan to restructure its organizational alignment, reengineer its operations and consolidate its distribution facilities. The company's objective is to lower the net acquisition cost of product to retail customers while providing the company with a fair and adequate return for its products and services. To achieve this objective, management has made major organizational changes, implemented the Fleming Flexible Marketing Plan ("FFMP") in approximately 40% of its food distribution sales base, or 17 of its 35 food distribution operating units, and increased its investment in technology. The actions of the reengineering plan have had and will continue to have an effect on the company's food and general merchandise wholesaling operations as well as certain retail operations. Although a significant number of reengineering initiatives have been completed, more are planned. The period of time required to complete these remaining initiatives has been lengthened while the company refocuses on financial performance and refines FFMP, as a consequence of responses from customers and vendors. Accordingly, completion dates are not known.

Results of Operations

Set forth in the following table is information for the third interim and year-to-date periods of 1996 and 1995 regarding components of the company's earnings expressed as a percentage of net sales.

Third Interim Period                               1996                1995
---------------------                             -------             -------
Net sales                                         100.00%             100.00%

Gross margin                                        8.97                7.67
Less selling and administrative expense             7.59                6.62
                                                  ------              ------
Operating margin                                    1.38                1.05

Less:
Interest expense                                     .94                 .99
Interest income                                     (.31)               (.30)
Equity investment results                            .15                 .17
Litigation settlement                                .54                   -
                                                  ------              ------

Total expenses                                      8.91                7.48
                                                  ------              ------

Earnings before taxes                                .06                 .19
Taxes on income                                      .03                 .10
                                                  ------              ------

Net earnings                                         .03%                .09%
                                                  ======              ======

Year to Date                                        1996               1995
------------                                      ------              ------
Net sales                                         100.00%             100.00%

Gross margin                                        8.99                7.95
Less selling and administrative expense             7.78                6.64
                                                  ------              ------
Operating margin                                    1.21                1.31

Less:
Interest expense                                     .99                1.01
Interest income                                     (.30)               (.34)
Equity investment results                            .10                 .12
Litigation settlement                                .16                   -
Facilities consolidation                               -                (.07)
                                                  ------              ------

Total expenses                                      8.73                7.36
                                                  ------              ------

Earnings before taxes                                .27                 .58
Taxes on income                                      .14                 .30
                                                  ------              ------

Net earnings                                         .13%                .28%
                                                  ======              ======

Net sales. Sales for the third quarter (12 weeks) of 1996 decreased by $.2 billion, or 5%, to $3.7 billion from $3.9 billion for the same period in 1995. Year to date, sales decreased by $.7 billion, or 6%, to $12.6 billion from $13.4 billion for the 40 weeks in 1995. Sales from the supermarkets acquired from ABCO Markets, Inc. ("ABCO") through foreclosure in January 1996, reduced from 71 to 58 supermarkets through closures or sale in early 1996, were present during all of 1996, but not 1995 as ABCO was not consolidated until late 1995. Several factors, none of which are individually material, adversely affected sales in both the quarter and year-to-date periods, including: sales lost through normal attrition which were not replaced; the sale or closing of certain corporate stores; loss of business from Megafoods; stricter credit policies; certain customers making selective purchases from competitors or directly from food manufacturers; sales lost through service charge increases; and adverse publicity surrounding the David's litigation.

Net sales have trended downwards since 1994 adversely affecting earnings. The company organized a national sales force in the first quarter of 1996 which is focusing on developing prospects for new business. In addition, modifications to FFMP are being developed and implemented to mitigate several of the concerns of prospective and existing customers and thereby improve the potential for increased sales. For example, a simplified version of FFMP is currently under development in response to certain customers' requests.

In June 1995 Megafoods moved the majority of its business in the Arizona market (approximately $150 million of annualized sales) to another supplier. In November 1995, at the company's request, Megafoods moved the balance of its business. See note 5 to consolidated condensed financial statements for further discussion of Megafoods.

Retail sales generated by the same corporate stores for the third quarter in 1996 compared to the third quarter in 1995 decreased 1.2%. Same corporate store sales for 1996 year to date compared to 1995 year to date were flat.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Year to date in 1996, food price inflation was 2.3%, compared to 0.7% in 1995.

Gross margin. Gross margin for the third quarter of 1996 increased by $33 million, or 11%, to $332 million from $299 million for the same period of 1995 and increased as a percentage of net sales to 8.97% from 7.67% for the same period in 1995. Year to date, gross margin increased by $73 million, or 7%, to $1.13 billion from $1.06 billion for the same period of 1995. As a percentage of net sales, gross margin was 8.99% versus 7.95% in 1995. The increase in gross margin was principally due to the addition of retail operations, including ABCO. Retail operations typically have a higher gross margin and higher selling expenses than food distribution operations. During the first quarter of 1996, the company also implemented increases in certain charges to its customers and vendors, increasing gross margin comparisons for both the second and third quarters, as well as year to date. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1996 compared to 1995, reflecting the cost controls and the benefits of the company's consolidations occurring in 1995. The company also achieved productivity increases during 1996. Food price inflation resulted in a LIFO charge in 1996 of $.5 million for the quarter and $2.0 million year to date compared to a charge of $1.8 million for the quarter and $.9 million year to date in 1995.

Selling and administrative expenses. Selling and administrative expenses for the third quarter of 1996 increased by $23 million, or 9%, to $281 million from $258 million for the same period in 1995 and increased as a percentage of net sales to 7.59% for 1996 from 6.62% in 1995. Year to date, selling and administrative expenses increased by $94 million, or 11%, to $981 million from $887 million in 1995 and increased as a percentage of net sales to 7.78% for 1996 from 6.64% in 1995. The increase was principally due to higher retail expenses resulting from additional retail operations, primarily ABCO. The year-to-date increase was also due to a provision for the divestiture of certain retail stores in 1996 which provision was reduced by $6 million in the third quarter. During the third quarter of 1996, a $1.6 million gain for the sale of certain notes receivable was recorded; a similar gain of $3.9 million was recorded in the second quarter of 1995. Higher legal expenses compared to the 1995 period also contributed to the increase.

As more fully described in the 1995 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers.
In addition, the company guarantees debt and lease obligations of certain qualified customers. Usually, these capital investments are made in and guarantees extended to customers with whom the company enjoys long-term supply agreements.

Credit loss expense is included in selling and administrative expenses and for the third quarter of 1996 decreased by $2 million to $7 million from $9 million for the comparable period in 1995. Year to date, credit losses decreased by $3 million to $22 million from $24 million in 1995. Tight credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. While there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on results of operations or financial position, the results thus far from these practices and emphasis have been positive when compared to prior years' experience. Offsetting the decreases in the third quarter of 1996 from 1995 was $1.4 million of credit losses related to Megafoods reflecting the estimated deterioration in the company's collateral. Year to date, credit losses related to Megafoods were $3.8 million. An additional $2 million was recorded to selling and administrative expense, but not credit loss, in the third quarter of 1996 for the expected loss on the proposed settlement. See note 5 to the notes to consolidated condensed financial statements for further discussion related to Megafoods.

Interest expense. Interest expense for the third quarter of 1996 decreased $4 million to $35 million from $39 million for the same period in 1995. Year to date, interest expense decreased $10 million to $125 million from $135 million for the comparable period in 1995. Lower average borrowing levels in the 1996 periods compared to the same periods in 1995 primarily accounted for the improvement.

In August 1996 Moody's Investors Service ("Moody's") lowered its credit ratings on the company's senior unsecured debt to Ba3 from Ba1. The downgrade resulted in a .25% increase in the company's bank debt borrowing margin which increased interest expense on borrowings under the bank credit agreement at an estimated annualized cost of $2 million. Moody's rating on the company's bank debt is Ba2.

In September 1996 Standard & Poor's Ratings Group ("Standard & Poor's") lowered its credit ratings on the company to BB from BB+, and on the company's senior unsecured debt to B+ from BB-. The downgrade did not result in an additional increase in the company's bank debt borrowing margin.

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

The interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through seven counterparty banks and have an average remaining life of 2.0 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks. The agreements cap LIBOR at 7.33% over the next 2.2 years. Payments made or received are accounted for as interest expense. For the third quarter and year to date in 1996, the interest rate hedge agreements added $2 million and $7 million, respectively, to interest expense.

With respect to the interest rate hedging agreements, the company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from Standard & Poor's and A1 or higher from Moody's) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity.

Interest income. Interest income for the third quarter of 1996 was $12 million which was the same as 1995. Year to date, interest income decreased by $7 million to $38 million from $46 million in 1995. Late in the second quarter of 1995, $77 million of notes receivable with limited recourse were sold. An additional sale of notes receivable with limited recourse occurred late in the third quarter of 1996 for $35 million. Both of these sales reduced the amount of notes receivable available to produce interest income, but the sale in 1996 has had little impact on interest income because it occurred late in the quarter.

Equity investment results. The company's portion of operating losses from equity investments for the third quarter of 1996 decreased by $1 million to $6 million from $7 million for the same period in 1995. Year to date, losses generated by equity investments have decreased by $3 million to $13 million from $16 million in 1995. The results of operations of ABCO, accounted for under the equity method during most of 1995, are not included in the 1996 equity investment results line due to the acquisition described above, resulting in an improvement in equity investment results in both 1996 periods compared to 1995.

Litigation settlement. In the third quarter of 1996, an agreement was reached to settle two related lawsuits pending against the company, and others, in the U.S. District Court in Miami. Under the agreement, all claims will be dismissed in exchange for a $19.5 million payment plus $500,000 for costs and expenses. The settlement is subject to, among other things, execution of a definitive agreement by all parties or their representatives, court approval and receipt by the company of releases from Canadian investors holding significant claims. Following full execution of the agreement, the company will be required to deposit the $20 million into an escrow account pending finalization of the settlement. The company recorded a charge of $20 million during the third quarter in anticipation of the settlement. See notes 2 and 5 to consolidated condensed financial statements and Part II., Item 1. Legal Proceedings for further discussion.

Facilities consolidation. In the first quarter of 1995, management changed its restructuring estimates with respect to the general merchandising operations portion of the restructuring plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the first quarter of 1995, the company reversed $9 million of the provision for restructuring.

Taxes on income. The estimated effective tax rate for both periods in 1996 and 1995 was 51.1%.

Other. Several factors negatively affecting cash flows from operations and earnings in 1996 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and litigation-related costs. See also Litigation and Contingencies.

Segment information. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                                      Third Interim Period
    (In millions)                                     1996             1995
    -------------                                    ------           ------
    Sales:
      Food distribution                              $2,907           $3,175
      Retail food                                       799              723
                                                     ------           ------

    Total sales                                      $3,706           $3,898
                                                     ======           ======

    Operating earnings:
      Food distribution                                 $64              $62
      Retail food                                        15                8
      Corporate                                         (28)             (29)
                                                     ------           ------

    Total operating earnings                            $51              $41
                                                     ======           ======

                                                           Year to Date
    (In millions)                                     1996            1995
    -------------                                   -------          -------
    Sales:
      Food distribution                             $ 9,780          $10,873
      Retail food                                     2,837            2,484
                                                    -------          -------

    Total sales                                     $12,617          $13,357
                                                    =======          =======

    Operating earnings:
      Food distribution                                $226             $227
      Retail food                                        35               39
      Corporate                                        (108)             (92)
                                                    -------          -------

    Total operating earnings                           $153             $174
                                                    =======          =======

Operating earnings for segments consist of net sales less related cost of sales and selling and administrative expenses. General corporate expenses are not allocated to food distribution and retail food segments. Transfer pricing between segments is at cost.

Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital position at the end of the third quarter of 1996 and at the end of fiscal 1995:

     Capital Structure
     (In millions)                 October 5, 1996         December 30, 1995
     -----------------             ---------------         -----------------
     Long-term debt               $1,250      46.0%        $1,402      48.8%
     Capital lease obligations       378      13.9            388      13.5
                                  ------     -----         ------     -----

     Total debt                    1,628      59.9          1,790      62.3
     Shareholders' equity          1,091      40.1          1,083      37.7
                                  ------     -----         ------     -----

     Total capital                $2,719     100.0%        $2,873     100.0%
                                  ======     =====         ======     =====

Includes current maturities of long-term debt and current obligations under capital leases.

The company's current capital structure includes the company's bank credit agreement (consisting of an $800 million six-year amortizing term loan with final maturity in June 2000 and a $596 million five-year revolving credit facility with final maturity in July 1999), $300 million of 10.625% seven-year senior notes, $200 million of floating rate seven-year senior notes, each of which matures December 2001, $99 million of medium-term notes, $7 million of 9.5% debentures and $8 million of other debt.

The company's senior unsecured debt is rated Ba3 by Moody's and B+ by Standard & Poor's. In addition, the company has a corporate rating of BB by Standard & Poor's and the company's bank debt is rated Ba2 by Moody's. The rating by Moody's reflects a downgrade announced in August 1996. Moody's action resulted from their announced concerns over structural changes in the industry and lower sales, earnings and cash flow reported by the company. The rating by Standard & Poor's reflects a downgrade announced in September, 1996. Standard & Poor's action resulted from its announced concerns over lower than anticipated operating results and continuing difficulties with the implementation of the company's reengineering program. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon Moody's and Standard & Poor's ratings of the company's senior unsecured debt.

The company's principal sources of liquidity are cash flows from operating activities and borrowings under its bank credit agreement. At third quarter end 1996, $591 million was borrowed on the six-year amortizing term loan facility, $89 million of letters of credit had been issued (reducing bank credit capacity on a dollar-for-dollar basis) and $45 million was borrowed under the $596 million five-year revolving credit facility of the bank credit agreement.

The bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following more significant financial covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $892 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

At third quarter end 1996, the company would have been allowed to borrow an additional $461 million under the company's revolving credit facility contained in the bank credit agreement. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio, $44 million of additional fixed charges could have been incurred. The company is currently in compliance with all financial covenants under the bank credit agreement and senior notes. Because the David's judgment was vacated, the supersedeas bond was canceled, and $135 million of collateral (in the form of letters of credit issued by participants in the company's credit facility) was returned thereby restoring that amount to the company's available credit.

In March 1996 the Board of Directors declared a quarterly cash dividend of $.02 per share for the second quarter of 1996, a reduction of $.28 per share from the first quarter. In July and October of 1996, the Board of Directors declared quarterly cash dividends of $.02 per share for the third and fourth quarters of 1996, respectively.

Operating activities generated $223 million of net cash flows for the first 40 weeks in 1996 compared to $370 million in the comparable period in 1995. The decrease is due to lower earnings, higher increases in accounts receivable and lower decreases in inventory, all in 1996 as compared to the same period in 1995. Additionally, the decrease is due to a decrease in accounts payable in 1996 compared to an increase in 1995. Working capital was $232 million at third-quarter end 1996, a decrease from $364 million at year-end 1995. The current ratio decreased to 1.18 to 1 at third-quarter end 1996, from 1.28 to 1 at year-end 1995.

Capital expenditures year to date in 1996 were approximately $101 million. Management expects that 1996 capital expenditures, excluding acquisitions, if any, will approximate $130 million.

The debt-to-capital ratio at the end of the third quarter of 1996 was 59.9%, a decrease from year-end 1995, reflecting payments made on long-term debt ahead of schedule. The company's long-term target ratio is approximately 50%.
Total capital was $2.7 billion at quarter end, lower than at year-end 1995 due in part to debt repayments.

Management believes that the cash flow from operating activities and the company's ability to borrow under its bank credit agreement will be adequate to meet working capital, capital expenditure and other cash needs for the next twelve months. However, the company's future cash flow from operating activities is likely to be negatively impacted by certain factors discussed in Results of Operations - Other. Furthermore, in the event of an unfavorable outcome in one or more contingent matters discussed in note 5 to consolidated condensed financial statements which produces a material adverse effect on the company, or an increase in the likelihood of such an outcome, the company's access to capital under its bank credit agreement could be impeded or the company's debt obligations accelerated. In such event, the company could be forced to seek replacement capital which might not be available on acceptable terms.

Litigation and Contingencies

The company is engaged from time to time in various litigation matters or other contingent loss situations resulting from the ownership and operation of its assets, the conduct of its business or the compliance (or alleged non-compliance) with federal, state and local rules, regulations, ordinances and laws which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable."

Certain contingent matters are discussed in note 5 to consolidated condensed financial statements and certain additional information is contained in
Part II., Item 1. Legal Proceedings, both of which appear elsewhere and are incorporated by reference herein. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.



                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(1) Tropin v. Thenen, et al., Case No. 93-2502-CIV-Moreno, United States District Court, Southern District of Florida.

Walco Investments, Inc., et al. v. Thenen, et al., Case No. 93-2534-CIV-Moreno, United States District Court, Southern District of Florida.

The company and several other defendants have been named in two suits filed in U.S. District Court in Miami, Florida in December 1993. The plaintiffs predicate liability on the part of the company as a consequence of an allegedly fraudulent scheme conducted by Premium Sales Corporation ("Premium"), a failed grocery diverter, and others in which large losses in the Premium-related entities occurred to the detriment of a purported class of investors which brought one of the suits. This case was certified by the court as a class action in June 1996. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

The company announced in September 1996 it had reached an agreement to settle the Premium cases. Under the agreement, the Trustee, the class of investors (excluding opt-outs and non-releasing Canadian investors, if any) and all other claimants will dismiss their actions against the company in exchange for a $19.5 million payment plus $500,000 for costs and expenses, and all related claims involving the company will be dismissed.

The settlement is subject to, among other things, execution of a definitive agreement by all parties or their representatives, court approval and receipt by the company of releases from Canadian investors holding significant claims.

On August 22, 1996, four former employees of the company and numerous others were variously indicted by a U.S. grand jury sitting in the Southern District of Florida for multiple counts of fraud, conspiracy and other crimes, including wire fraud, tax fraud and money laundering, allegedly committed in furtherance of Premium's fraudulent scheme. Neither the company nor any of its current employees were indicted.

(2) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al., Case No. 246-93, in the District Court of Johnson County, Texas.

The company, a former subsidiary subsequently merged with the company, and a retired executive officer were named in a lawsuit filed in the District Court in Johnson County, Texas (David's Supermarkets, Inc. v. Fleming Companies, Inc. ("David's")) in August 1993 which was tried before a jury in February and March 1996. Plaintiff sought substantial actual damages, treble damages, exemplary damages, attorney's fees, interest and costs against the company for allegedly overcharging the plaintiff for products over a three-year period. The company considered the claims to be without merit. However, following a four-week trial the jury found against the company in the amount of $72.5 million for breach of contract, $201 million for fraud and $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA"), and against the executive in the amount of $51 million for fraud and $72.6 million for violation of the DTPA. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the DTPA plus prejudgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest. The company posted a supersedeas bond, commenced appeal of the judgment and filed a motion for a new trial and the recusal of the trial judge on the grounds, among others, that both the judge and the plaintiff failed to disclose previous financial relationships between the judge and the plaintiff and others connected with the plaintiff.

Subsequently, a new judge was assigned to the case, the court vacated the judgment and granted the company a new trial, set to begin in January 1997. The court has withheld its ruling on defendants' motion for a change of venue from Johnson County pending an attempt to impanel an impartial jury. Defendants' motions for summary judgment were denied in early November 1996.

Plaintiff continues to allege liability on the part of the company (and its co-defendant) as the result of breach of contract, fraud, conspiracy and violation of the DTPA, and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars.

(3) Steiner, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-480-M, United States District Court, Western District of Oklahoma.

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

Bright Trading, Inc., et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-830-M, United States District Court, Western District of Oklahoma.

City of Philadelphia, et al. v. Fleming Companies, Inc., et al., Case No. 96-853-M, United States District Court, Western District of Oklahoma.

Pindus, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-869-M, United States District Court, Western District of Oklahoma.

Hinton, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-942-C, United States District Court, Western District of Oklahoma.

Wells, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-993-L, United States District Court, Western District of Oklahoma.

Mark, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-506-M, United States District Court, Western District of Oklahoma.

In March and April 1996 the company and certain of its present and former officers, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposed it to substantial liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court.

(4) In re: Megafoods Stores, Inc. and related proceedings, Case No. B-94-07411-P8X-RTB, U.S. Bankruptcy Court for the district of Arizona.

Megafoods Stores, Inc. ("Megafoods") and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona in August 1994. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million. The debtor is also liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations similar to those in the David's litigation.

In August 1996, the court approved a settlement of the debtor's adversary proceeding against the company, subject to approval by the creditors of a revised reorganization plan which will encompass the settlement. Under the terms of the settlement, the company will retain its $12 million working capital deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of any distribution made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from seventeen Megafoods stores (located primarily in Texas) and two Texas warehouses. The company agreed to lease back the furniture, fixtures and equipment in fourteen of the stores to the reorganized debtor for nine years (or until the expiration of the store lease) at an annual rental of $18 thousand per store. In addition, the company will enter into a voting trust agreement with the reorganized debtor which will provide that any shares of the reorganized debtor held by the company will be voted in the same proportion as the reorganized debtor's other shares are voted. The company will remain exposed to contingent liabilities for stores subleased by the company to Megafoods and for certain leasehold guarantees extended to third parties on Megafoods' behalf.

Although the company anticipated a vote on the reorganization plan sometime during the third quarter of 1996, prior to the vote Megafoods began exploring the sale of some or all of its assets. On October 7, 1996, the debtor announced an agreement in principle to sell its 16 Phoenix stores to a local grocer for an undisclosed amount. Although the company anticipates that any sale will be made subject to the settlement agreement, the company can offer no assurances that a sale will be consummated or that Megafoods can or will be successfully reorganized.

(5) Rocco Costa, Inc., Rocco N. Costa and Patricia A. Costa v. Fleming Companies, Inc. and Carroll L. McLarty, Cause No. 9633539, 164th Judicial District, District Court, Harris County, Texas.

The individual plaintiffs, through the corporate plaintiff, were the owners of a retail grocery store in Kingwood, Texas, acquired by the company in June 1994 in exchange for satisfaction of a portion of indebtedness to the company (approximately $300,000) and the forgiveness of the balance of the indebtedness to the company (approximately $700,000). The individual plaintiffs were guarantors of the indebtedness who, along with the corporate plaintiff, executed a full release of the company, its officers, directors, etc. in connection with the acquisition of the store by the company.

Notwithstanding the release, the plaintiffs sued the company and an individual executive in July 1996 alleging that the company and the individual made representations to the plaintiffs to induce them to enter into the transactions which included the release. Further, plaintiffs claim that in connection with the operation of the store, the company overcharged the plaintiffs for goods and services, misled and deceived them about the cost of such goods and services and manipulated the prices charged. Plaintiffs seek actual damages, both economic damages and damages for mental anguish, additional damages and punitive damages of unstated amounts.

(6) Fleming Foods East v. Red Apple, et al., Case No. 94-131268, Supreme Court of New York, New York County.

In November 1994 Red Apple sought declaratory relief from the payment of a $5 million note (the balance of which was $2.3 million, the "Red Apple Note") to the company until the company agreed to release its security interest in Red Apple's collateral. Red Apple also filed a claim seeking in excess of $600,000 in damages for the company's alleged wrongful failure to release the collateral and also seeking an accounting to determine if the company failed to provide it with promised allowances in excess of $1 million. The company filed a counterclaim seeking, among other things, payment of principal and interest due under the Red Apple Note and replevin of the collateral securing the note. The company has also filed a third-party action against Di Giorgio Corporation (to whom the company sold its perishable business in Woodbridge, New Jersey in 1994) seeking indemnification for any losses it may suffer as a result of Red Apple's claims.

The trial court granted the company's motion for partial summary judgment and has entered judgment for the company on its claim under the Red Apple Note, finding that Red Apple was not entitled to withhold payment. That ruling has been affirmed by a lower appellate court. Red Apple has, however, sought leave to appeal to the State of New York's highest court.

The company and Red Apple have entered into a partial settlement, under which the company was paid approximately $1.2 million, in exchange for releasing its security interest in Red Apple's receivables. As part of the settlement, Red Apple also dismissed with prejudice its $600,000 claim for the company's allegedly wrongful failure to release the collateral. The amount now owed to the company is approximately $1.3 million, plus interest and attorneys' fees, which is reflected in the Court's judgment entered in the company's favor.

Red Apple's claim that the company failed to provide it with allowances in excess of $1 million was dismissed on the company's motion for summary judgment. However, the trial court granted Red Apple leave to file an amended complaint alleging causes of action for breach of contract for the company's alleged failure to provide the allowances and for allegedly overcharging Red Apple when the company was Red Apple's supplier of perishable products, citing the David's litigation (described in paragraph (2) above) in support of such cause of action.

For the overcharge claim, Red Apple alleges that it entered into a supply proposal containing terms similar to those contained in the supply agreement between the company and David's, and that based on the supply proposal, a supply agreement, and related documents, the company was contractually required to provide Red Apple with certain product at a price which was represented to be the company's cost plus an agreed upon markup. Red Apple alleges, upon information and belief, that since 1985 (the company ceased doing business with Red Apple in 1994), the company has overcharged it by inflating the cost against which a markup was then applied, and that the company has overcharged Red Apple by diverting lower cost products from one region to another region and charging Red Apple a higher cost. Red Apple alleges that it has suffered damages in an amount to be determined at trial, but believed by it to be in excess of $1 million.

The company has filed a motion to dismiss the amended complaint, which is pending.

(7) Richard E. Ieyoub, Attorney General ex rel., State of Louisiana v. The American Tobacco Company, et al., Case No. 96-1209, 14th Judicial District Court, Parish of Calcasieu, State of Louisiana.

In August 1996 the registrant was served in this case brought by the Attorney General of the State of Louisiana against numerous named tobacco companies and distributors (including Malone & Hyde, Inc., a former subsidiary which has been merged into the registrant) claiming that the defendants' products and conduct were the cause of thousands of deaths, injuries and illnesses and millions of dollars of state health-care and related expenditures. The registrant has been indemnified by one of the tobacco companies and will vigorously defend the case.

(8) Cauley, et al. v. Stauth, et al., Case No. CIV-96-1679T, United States District Court, Western District of Oklahoma.

In October 1996 certain of the company's present and former officers and directors, including the chief executive officer and others (which may include the company's outside legal advisors, independent accountants and other management personnel) have been named as defendants in a purported shareholder's derivative suit in the U.S. District Court for the Western District of Oklahoma. Plaintiff alleges the defendants breached their respective fiduciary duties to the company and are variably responsible for causing the company to (I) become "involved with" Premium Sales and its illegal course of business resulting in the Premium litigation and the $20 million settlement agreement discussed above; (ii) "systematically" misrepresent and overstate the cost of company products sold to its customers in violation of its purchase agreements, resulting in the David's litigation and ultimately leading to the class action suits discussed above; and (iii) fail to meet its disclosure obligations under the Securities Exchange Act of 1934, as amended, resulting in the class action lawsuits discussed above and increased borrowing costs, loss of customers and loss of market value.

Plaintiff seeks damages from the defendants on behalf of the company in excess of $50,000, forfeiture by the defendants of their salaries and other compensation for the period in which they breached their fiduciary duties and that all monies held by the company as deferred compensation or otherwise on behalf of the defendants remain in constructive trust for the benefit of the company, attorney's fees and costs.

Rosenberg v. Stauth, et al., Case No. CIV-96-1808M, United States District Court, Western District of Oklahoma.

The plaintiff in this purported shareholder derivative action filed in October 1996, similar to the Cauley case described above, has sued the same present and former officers and directors, including the company's chief executive officer, but has also sued other present and former officers. In this case, also filed in the U.S. District Court for the Western District of Oklahoma, plaintiff has alleged the defendants caused the company to: (I) violate certain purchase agreements with David's Supermarkets, Inc. ("David's") resulting in the David's litigation described above, (ii) fail to disclose to the investing public the risks associated with litigation initiated against the company by David's, in which David's alleged Fleming violated certain purchase agreements and was thereby liable to David's for violation of the Texas Deceptive Trade Practices Act, (iii) violate certain purchase agreements with Megafoods Stores, Inc. ("Megafoods"), which Megafoods' claims were violated in a manner similar to that alleged by David's in the David's litigation, and (iv) defraud persons who invested in the Premium Sales matter resulting in the Premium Sales litigation described above.

Plaintiff demands judgment for money damages in favor of the company for all losses suffered as the result of the wrongful acts of the defendants, punitive damages, treble damages, attorney's fees and costs.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number                                     Page Number

            4.0   Amendment No. 6 to Credit Agreement
                  dated as of October 21, 1996

            12    Computation of Ratio of Earnings
                    to Fixed Charges

            27    Financial Data Schedule

(b) Report on Form 8-K

On September 12, 1996, registrant disclosed under Item 5. the agreement in principle to settle the Premium Sales litigation, two lawsuits in which the plaintiffs alleged liability on the part of the registrant by reason of its alleged part in a fraudulent scheme conducted by Premium Sales Corporation, a failed grocery diverter.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLEMING COMPANIES, INC.
                                             (Registrant)


Date: November 12, 1996                 KEVIN J. TWOMEY
                                        Kevin J. Twomey
                                        Vice President-Controller
                                        (Principal Accounting Officer)

                        EXHIBIT INDEX

Exhibit No.                                       Method of Filing
-------                                           ----------------
4.0        Amendment No. 6 to Credit Agreement    Filed herewith electronically
           dated as of October 21, 1996

12         Computation of Ratio of Earnings to    Filed herewith electronically
           Fixed Charges

27         Financial Data Schedule                Filed herewith electronically