Form 10-K405
period 1996-12-28
FLEMING COMPANIES INC /OK/
filed 1997-03-21
CIK 352949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

    /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                               OR
    / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM               TO
                                   COMMISSION FILE NO. 1-8140

                            FLEMING COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                             48-0222760
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

      6301 WATERFORD BOULEVARD, BOX 26647                 73126
            OKLAHOMA CITY, OKLAHOMA                     (Zip Code)
   (Address of principal executive offices)

 Registrant's telephone number, including area        (405) 840-7200
                     code

                                               NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                    WHICH REGISTERED
-------------------------------------------  -----------------------------
Common Stock, $2.50 Par Value and            New York Stock Exchange
Common Stock Purchase Rights                 Pacific Stock Exchange
                                             Chicago Stock Exchange
9.5% Debentures                              New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _X_

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_ No ____

    As of February 21, 1997, 37,800,000 common shares were outstanding.

    The aggregate market value of the common shares (based upon the closing price on February 21, 1997 of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $637 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

    A portion of Part III has been incorporated by reference from the registrant's proxy statement dated March 18, 1997, in connection with its annual meeting of shareholders to be held on April 30, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Fleming Companies, Inc. ("Fleming" or the "company") was incorporated in Kansas in 1915 and reincorporated in Oklahoma in 1981. Company net sales have grown from $8 billion in 1986 to $16 billion in 1996, largely as a result of acquisitions of food distributors and retail store operations. Today the company is one of the largest food distributors in the United States and at year-end 1996 served as the principal source of supply for more than 3,100 supermarkets (defined as any retail food store with annual sales of at least $2 million). Fleming is also one of the top 20 food retailers in the United States based on net sales and owns and operates approximately 270 supermarkets nationwide. Additional information regarding the company's two operating segments is contained in the "Segment Information" note to the company's consolidated financial statements which are included in Item 8 of this Annual Report.

    The company's food distribution product offerings include a wide variety of national brand and store brand items including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise and related items. Store brands, which include both private labels and controlled labels, offer consumers a quality alternative to national brands at a reasonable price and represent an important element in the marketing strategy of the company's retailers. The company's food distribution segment also offers an extensive selection of retail services designed to enable both Fleming-owned and Fleming-served retailers to compete more effectively in their respective markets. The company serves food stores of various sizes operating in a wide variety of formats, including conventional full-service stores, supercenters, price impact stores (including warehouse stores) and combination stores (which typically carry a higher proportion of non-food items). With customers in 42 states, the company services a geographically diverse area.

    Company-owned stores operate as 12 region chains under separate banners and vary in format from conventional supermarkets to super warehouse stores. Net sales from retail food operations were $3.7 billion during 1996 having risen from $.9 billion during 1993, or a four-fold increase. During 1994, the company's acquisition of Scrivner Inc. ("Scrivner") added more than 175 company-owned supermarkets to Fleming's operations. During 1996, 71 more supermarkets were acquired and 4 new supermarkets were opened. Today, over 20% of annual sales are derived from retail operations.

RESPONSE TO A CHANGING INDUSTRY

    Traditional consumer patterns throughout the food industry have changed dramatically in recent years. Warehouse clubs, discount chains, mass marketers, and convenience stores are challenging traditional supermarkets for market share. Increased use of "Every Day Low Costing" practices ("EDLC") by manufacturers, and the related decline of profitable promotional fees and allowances, are affecting profit margins for retailers and distributors alike. In a period of relatively static overall demand, more of the consumer's food dollar is being directed to meals prepared outside the home (or "foodservice"), including traditional restaurants, fast food venues and specialty foods prepared for home consumption.

    In response to these forces, the company is making fundamental changes to its food distribution operations to better satisfy evolving consumer needs. In 1994, the company announced a program to consolidate its food distribution facilities, realign management structures and reengineer the way the company markets and distributes its goods and services. The company's objective is to lower the net acquisition cost of products to retailers while providing the company with a fair and adequate return for its products and services.

    The company began implementing its plan in 1994 and by year-end 1995, it had completed all but one planned facility consolidation, substantially revised its internal organizational structure and reengineered operations serving approximately 40% of the company's customer base. Although customer response in many areas was positive, sales and financial results were disappointing.

    In response, the company temporarily halted the roll-out of its innovative marketing plan while it refocused on improving the results of all of its operations. While the timing of some reengineering initiatives were rescheduled, others continued to be implemented throughout the company's operations. By the end of 1996, the company has made significant progress in pursuing its business strategies in several key areas:

       Facilities Consolidation and Cost Controls: Since the beginning of 1994, the company has consolidated 13 distribution centers, focusing its operations on larger, more efficient facilities. Over 3 million square feet of warehouse space has been removed from the system. The company continues to look for opportunities to remove costs wherever possible.

       Flexible Marketing Plan: Fleming has modified the original Flexible Marketing Plan, now called FlexPro-TM-, and developed two new options--FlexStar-TM- and FlexMate-TM---to allow retailers to select the program best suited to their needs. Throughout 1997, the company will work with its customers in reengineered locations to ensure a good program fit before offering the new programs in the balance of its operations across the country.

       GMD group: The GMD group, which distributes health and beauty care, general merchandise and specialty ethnic and seasonal food products from six regional distribution centers, is one of the largest operations of its kind in the industry. In 1996, the GMD group developed common product codes and continued its central procurement project providing greater accuracy, efficiency, and timeliness in procurement. In 1997, the emphasis will be on sales growth, expense control and continued financial improvements.

       Retail Services group: As part of its reengineering, Fleming began unbundling its retail services in 1995 to permit selection of some or all services as needed by its customers. The Fleming Retail Services group now independently markets, prices and delivers its retail services. Each service draws upon Fleming's broad industry experience and is designed to help retailers improve performance at the store level.

       Fleming Brands: Store brands allow the retailer to offer consumers a quality alternative to national brands at a reasonable price while generating better margins and reinforcing the store's brand identity at the same time. The company is consolidating its store brands from 13 to 5--BestYet-Registered Trademark-, Piggly Wiggly-Registered Trademark-, Rainbow-Registered Trademark-, IGA-Registered Trademark- and a line of upscale specialty products--so that the company's size can be better utilized by strengthening marketing and improving product procurement to lower product costs.

       Investing in the Customer Base: The company has de-emphasized investments in and credit extensions to customers, raised the company's financial standards for both loans and investments, and began conducting post-financing reviews more frequently and in greater depth. Primarily due to these efforts, Fleming's credit loss expense has dropped dramatically. Because food distributors have traditionally used loans and investments to enhance sales, the company believes this change of focus has had a negative effect on overall sales. However, the company also believes that making credit and investment decisions on objective criteria, unrelated to marginal volume increases, have proven valuable to the company's bottom line performance.

       Additionally, the company's marketing efforts have focused on regional chain customers and the new generation retailers. For the first time in its history, more than half of the company's food distribution revenues were provided by regional chain customers.

       Fleming Retail Group: The company's 12 regional supermarket chains generate stable business for its food distribution operations and give Fleming an important first-hand knowledge of the consumer and the retail environment. In 1996, the company made solid progress in earnings improvement in its retail food operations as it:

       - sold or closed 62 stores which were unprofitable or inconsistent with the company's strategy,

       - invested in four new stores and 41 remodels and upgrades,

       - implemented customer loyalty programs which have become key marketing tools to help sales, and

       - installed computer-based training in many company-owned stores.

       In 1996, the company acquired 71 stores in foreclosure from a financially troubled Arizona customer ("ABCO") and moved quickly in an attempt to reverse losses. Fleming closed 14 stores, opened two and remodeled five while eliminating a warehouse and making staff adjustments. By the end of 1996, 59 ABCO supermarkets were operating, and as a group had positive cash flow, increased same store sales and greatly reduced losses.

    The company believes that, while the combined effects of its extensive facilities consolidation, the integration of Scrivner and its substantial retail operations, the initial implementation of its Flexible Marketing Plan, and its reduced willingness to lend money to or invest in marginal customers have reduced overall sales, the company is better positioned to compete in today's volatile marketplace than ever before. By delivering cost efficient product procurement and distribution systems, together with advanced retail services and store brand programs, to both Fleming-owned and Fleming-served retailers, the company hopes to provide its retailers with the necessary tools to more effectively compete in their respective markets.

PRODUCTS

    The company supplies its customers with a full line of national brand products as well as an extensive range of store brands (private and controlled label products), perishables and non-food items. Controlled labels are those which the company controls and private labels are those which may be offered only in stores operating under specific banners, which may or may not be under the company's control. Among the controlled labels offered by the company with registered trade names are BestYet-Registered Trademark- and Rainbow-Registered Trademark-. Among the private labels handled by the company are IGA-Registered Trademark- and Piggly Wiggly-Registered Trademark-. Store brands offer both the food distributor and the retailer opportunities to build store image and loyalty among target customers as well as improve margins as the costs of national advertising campaigns can be eliminated. The store brand program is augmented with marketing and promotional support programs developed by the company. The company is in the process of consolidating the number of store brands or labels from 13 to 5 to use size to strengthen marketing and procurement efforts for its customers. Over the next two years, the company plans to develop new logos, packaging and professional marketing programs to build a consumer franchise for each brand. In addition, work will continue on expanding products in each brand, and on strengthening relationships with manufacturers to create a more powerful supply network.

    Certain categories of perishables also offer both the food distributor and the retailer opportunities for improved margins as consumers are generally willing to pay relatively higher prices for high quality produce, bakery goods and frozen foods. Furthermore, retailers compete for business by emphasizing perishables and store brand products. The emphasis is on fresh and prepared foods through in-store bakeries, delis, expanded meat and produce offerings, in-store home meal replacement offerings, and ready-to-cook or heat & serve offerings.

    The company's product mix as a percentage of 1996 sales was 55% groceries, 40% perishables and 5% general merchandise.

SERVICES TO CUSTOMERS

    The company offers value-added retail consulting services to its customers on a pay-as-you-need them basis. There are 12 services offered--advertising, education, finance, insurance, promotion, franchising, technology, store development, store operations, inventory management, pricing and VISIONET-TM-. See also "Capital Invested in Customers."

    The newest of the services is VISIONET-TM-, a proprietary interactive electronic communications network. The system gives the customer access to inventory information, financial data, retail support services and on-line ordering while giving the company rapid communications with its user base at a low cost. An expanded Windows-based version of the system is scheduled for release in 1997 and additional enhancements are planned to further develop the information exchanges between our customers, ourselves and vendors.

SALE TERMS

    Customers under the Flexible Marketing Plans, which cover grocery, frozen and dairy product sales, are offered three different programs--FlexPro-TM-, FlexStar-TM- and FlexMate-TM-. Product pricing under FlexPro-TM- and FlexStar-TM- is based on its actual acquisition value. FlexPro-TM- charges to the retailer are directly related to the handling, storage and delivery activities that drive costs; whereas, the charges under FlexStar-TM- are based on average percentages. FlexMate-TM- offers a distinctly different program where product pricing is based on a quoted sell price plus fee and freight. Payment from customers is generally made through electronic funds transfer the day following the customer's statement date.

    For customers and products not on one of the Flexible Marketing Plans, product pricing is generally based on a quoted sell price, to which is added a fee determined by the volume of the customer's purchase. A delivery charge is usually added based on order size and mileage from the distribution center to the customer's store. Payment may be received upon delivery of the order or within credit terms that generally are weekly or semi-weekly.

DISTRIBUTION

    The company currently operates 35 distribution centers which are responsible for the distribution of national brand and private label groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise distribution centers distribute health and beauty care items and other items such as general merchandise and specialty foods. Two distribution centers serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. Since beginning of 1994, the company has closed thirteen distribution centers as part of the integration of Scrivner and the consolidation, reorganization and reengineering plan, and the company plans to close one additional distribution center.

    The company's food and general merchandise distribution facilities comprise more than 20 million square feet of warehouse space. Additionally, the company rents, on a short-term basis, approximately 5 million square feet of off-site temporary storage space.

    Transportation arrangements and operations vary by distribution center and at times by customer. Some customers prefer to handle the product delivery themselves, others prefer the company to deliver it and still others ask the company to coordinate the delivery with a third party. Accordingly, many distribution centers operate a truck fleet to deliver products to customers and several centers also engage dedicated contract carriers to deliver products. The company increases the utilization of its truck fleet by backhauling products from many suppliers, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis.

RETAIL STORES SERVED

    The company serves retail stores that vary in size, format, organization, sales level and location. The following sentences describe these characteristics further.

       SIZE of the retail stores served is very diverse ranging from small (4,000 square feet) convenience outlets to large (200,000 square feet) supercenters. The company estimates the aggregate square feet of retail stores served is in excess of 90 million.

       The FORMAT of the retail stores served is a function of size and marketing approach and the company serves several formats: convenience store, conventional supermarket, combination unit, price impact store and supercenter.

       The retail stores served consist of several ORGANIZATION types: single store operators, multiple store operators and chain store operators. The company currently serves approximately 940 stores that are organized as chains.

       SALES LEVEL of the retail stores served is quite diverse as measured by average weekly sales. However, more than 3,100 of the retail stores served by the company average more than $2 million in sales per year and are considered supermarkets under industry standards. Supermarkets carry a wide variety of grocery, meat, produce, frozen food and dairy products and also handle an assortment of non-food items, including health and beauty care products and general merchandise such as housewares, soft goods and stationery. Most supermarkets also operate one or more specialty departments such as in-store bakeries, delicatessens, seafood departments or floral departments.

       The LOCATION of the retail stores served is national in perspective with stores in 42 states.

    The company also licenses or grants franchises to retailers to use certain registered trade names such as Piggly Wiggly-Registered Trademark-, Food 4 Less-TM-, Sentry-Registered Trademark- Foods, Super 1 Foods-Registered Trademark-, Festival Foods-Registered Trademark-, Jubilee Foods-Registered Trademark-, Jamboree Foods-Registered Trademark-, MEGAMARKET-Registered Trademark-, Shop 'N Kart-Registered Trademark-, American Family-Registered Trademark-, BestYet-Registered Trademark-, Big Star-Registered Trademark-, Big T-Registered Trademark-, Buy for Less-Registered Trademark-, Country Pride-TM-, Buy Way-Registered Trademark-, Pic-Pac-Registered Trademark-, Rainbow Foods-Registered Trademark-, Shop N Bag-Registered Trademark-, Super Duper-Registered Trademark-, Super Foods-TM-, Super Thrift-Registered Trademark-, Thriftway-Registered Trademark-, and Value King-Registered Trademark-. There are approximately 1,800 food stores operating under company franchises or licenses.

    The company believes that its 10 largest customers accounted for approximately 16% of net sales during 1996, with no single customer representing more than 3% of net sales.

COMPANY-OWNED STORES

    The company owns and operates approximately 270 stores at December 28, 1996, with an aggregate of approximately 10 million square feet. Company-owned stores are located in 23 states and are all served by the company's distribution centers. Formats vary from super warehouse stores to conventional supermarkets. Generally in the industry, an average super warehouse store is 58,000 square feet and a conventional supermarket is 23,000 square feet. All company-owned supermarkets are designed and equipped to offer a broad selection of both national brands as well as private label products at attractive prices while maintaining high levels of service. Most supermarket formats have extensive produce sections and complete meat departments together with one or more specialty departments such as in-store bakeries, delicatessens, seafood departments or floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections.

    Company-owned stores provide added purchasing power as they enable the company to commit to certain promotional efforts at the retail level. The company, through its owned stores, is able to retain many of the promotional savings offered by vendors in exchange for volume increases.

TECHNOLOGY EMPLOYED

    The company has played a leading role in employing technology for internal operations as well as for its retail customers. Radio-frequency terminals have been implemented in most distribution centers to track inventory, further improve customer service levels, reduce out-of-stock conditions and obtain other operational improvements. Most distribution centers are managed by computerized inventory control systems, such as the company's standardized computer software system called FOODS (Fleming On-line Operating Distribution System), along with warehouse productivity monitoring and scheduling systems. By the end of 1997, all but 8 distribution centers (2 of which serve convenience stores) will be on the FOODS system. Those systems will be studied for potential modification for being compliant with the year 2000 requirements as described below or will be replaced by FOODS. Most of the company's truck fleet is equipped with on-board computers to monitor the efficiency of deliveries to its customers.

    Additionally, the company is marketing VISIONET-TM-, which is the company's proprietary interactive electronic communications network for its retail customers. Enhancements to VISIONET-TM- are currently being developed and tested and are expected to be rolled out in 1997.

    The company is in the process of developing workplans for modifying those systems and applications, including FOODS, that are not capable of processing with dates beyond the year 1999. In addition, the company has contracted outside vendors to assist in identifying the required modifications and assisting in implementing those changes.

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

CAPITAL INVESTED IN CUSTOMERS

    As part of its services to retailers, the company provides capital to certain customers in several ways. In making credit and investment decisions, the company considers many factors, including estimated return on capital, risk and the benefits to be derived. Loans are approved by the company's business development committee following written approval standards.

    The company provides capital to certain customers by becoming primarily or secondarily liable for store leases, by extending credit for inventory purchases, and by guaranteeing loans and making secured loans to and equity investments in customers.

    STORE LEASES. The company leases stores for sublease to certain customers. As of December 28, 1996, the company was the primary lessee of approximately 820 retail store locations subleased to and operated by customers. In certain circumstances, the company also guarantees the lease obligations of certain customers.

    EXTENSION OF CREDIT FOR INVENTORY PURCHASES. Customary trade credit terms are the day following statement date for customers on a Flexible Marketing Plan and up to seven days for other marketing plan customers; the company has extended credit for additional periods under certain circumstances.

    GUARANTEES AND SECURED LOANS. The company makes loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates at or above the prime rate, and are for terms of up to 10 years. During fiscal year 1996 and 1995, the company sold, with limited recourse, $35 million and $77 million, respectively, of notes evidencing similar loans. The company believes its loans to customers are illiquid and would not be investment grade if rated. From time to time, the company also guarantees the obligations of certain of its customers.

    EQUITY INVESTMENTS. The company has made equity investments in strategic multi-store customers, which it refers to as Joint Ventures, and in smaller operators, referred to as Equity Stores. Equity Store participants typically retain the right to purchase the company's investment over a five to 10-year period. Many of the customers in which the company has made equity investments are highly leveraged, and the company believes its equity investments are highly illiquid.

    The following table sets forth the components of the company's portfolio of loans to and investments in customers at year-end 1996 and 1995. Amounts are in millions.

                                                             JOINT       EQUITY      STORES HELD                CUSTOMERS WITH NO
                                                           VENTURES      STORES      FOR RESALE     SUB-TOTAL   EQUITY INVESTMENT
                                                          -----------  -----------  -------------  -----------  -----------------
1996
Loans (a)...............................................   $      16    $      39     $       1     $      56       $     133
Equity Investments......................................          (2)          (1)           27            24          --
  Total.................................................   $      14    $      38     $      28     $      80       $     133
1995
Loans (a)...............................................   $      27    $      34     $  --         $      61       $     177
Equity Investments......................................          28           (2)           23            49          --
  Total.................................................   $      55    $      32     $      23     $     110       $     177


                                                            TOTAL
                                                          ---------
1996
Loans (a)...............................................  $     189
Equity Investments......................................         24
  Total.................................................  $     213
1995
Loans (a)...............................................  $     238
Equity Investments......................................         49
  Total.................................................  $     287

------------------------

(a) Includes current portion of loans, which amounts are included in receivables on the company's balance sheet. See notes to consolidated financial statements.

    The table does not include the company's investments in customers through direct financing leases, lease guarantees, operating leases, loan guarantees or credit extensions for inventory purchases. As of December 28, 1996, the present value of the company's obligations under direct financing leases and lease guarantees were $214 million and $82 million, respectively.

    Since 1994, tighter credit policies and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit losses. Fleming's credit loss expense, including from receivables as well as from investments in customers, was $27 million in the year ended December 28, 1996, $31 million in 1995 and $61 million in 1994.

COMPETITION

    Competition in the food marketing and distribution industry is intense. The company's primary competitors are national chains who perform their own distribution (such as The Kroger Co. and Albertson's, Inc.), national food distributors (such as SUPERVALU Inc.) and regional and local food distributors. The principal competitive factors include price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. The sales volume of food distributors is dependent on the level of sales achieved by the retail food stores they serve.

    The primary competitors of company-owned stores and retail stores served by the company are national, regional and local chains, as well as independent supermarkets and convenience stores. Principal competitive factors include product price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

EMPLOYEES

    At year-end 1996, the company had approximately 41,200 full-time and part-time associates. Approximately half of the company's associates are covered by collective bargaining agreements with the International Brotherhood of Teamsters; Chauffeurs, Warehousemen and Helpers of America; the United Food and Commercial Workers; the International Longshoremen's and Warehousemen's Union; and the Retail Warehouse and Department Store Union. Most of such agreements expire at various times throughout the next five years. The company believes it has satisfactory relationships with its unions.

ITEM 2. PROPERTIES

    The following table sets forth information with respect to Fleming's major distribution facilities.

                                                                 SIZE, IN
                                                               THOUSANDS OF
LOCATION                                                        SQUARE FEET    OWNED OR LEASED
-------------------------------------------------------------  -------------  -----------------
FOOD DISTRIBUTION (1)
Altoona, PA..................................................          172          Owned
Buffalo, NY..................................................          417         Leased
El Paso, TX (2)..............................................          465         Leased
Ewa Beach, HI................................................          196         Leased
Fresno, CA (6)...............................................          380          Owned
Garland, TX..................................................        1,180          Owned
Geneva, AL...................................................          345         Leased
Houston, TX..................................................          662         Leased
Huntingdon, PA (7)...........................................          246          Owned
Johnson City, TN (3).........................................          298          Owned
Kansas City, KS..............................................          886         Leased
La Crosse, WI................................................          907          Owned
Lafayette, LA................................................          432          Owned
Laurens, IA..................................................          368          Owned
Lincoln, NE..................................................          300         Leased
Lubbock, TX (2)..............................................          378          Owned
Marshfield, WI...............................................          157          Owned
Massillon, OH (7)............................................          808          Owned
Memphis, TN..................................................          780          Owned
Miami, FL....................................................          763          Owned
Milwaukee, WI................................................          600          Owned
Minneapolis, MN (4)..........................................          480          Owned
Nashville, TN (3)............................................          734         Leased
North East, MD (5)...........................................          109          Owned
Oklahoma City, OK (8)........................................          454          Owned
Oklahoma City, OK (8)........................................          410         Leased
Peoria, IL...................................................          325          Owned
Philadelphia, PA (5).........................................          830         Leased
Phoenix, AZ..................................................          912          Owned
Portland, OR.................................................          324          Owned
Sacramento, CA (6)...........................................          681          Owned
Salt Lake City, UT...........................................          433          Owned
San Antonio, TX..............................................          514         Leased
Sikeston, MO.................................................          481          Owned
Superior, WI (4).............................................          371          Owned
Warsaw, NC...................................................          334      Owned/Leased
York, PA.....................................................          450          Owned
                                                                    ------
                                                                    18,582

                                                                 SIZE, IN
                                                               THOUSANDS OF
LOCATION                                                        SQUARE FEET    OWNED OR LEASED
-------------------------------------------------------------  -------------  -----------------
GENERAL MERCHANDISE GROUP
Dallas, TX...................................................          262      Owned/Leased
King of Prussia, PA..........................................          377         Leased
La Crosse, WI................................................          163          Owned
Memphis, TN..................................................          339      Owned/Leased
Sacramento, CA...............................................          294         Leased
Topeka, KS...................................................          179         Leased
                                                                    ------
                                                                     1,614
OUTSIDE STORAGE
Outside storage facilities--typically rented on a short-term
  basis......................................................        4,762
                                                                    ------
Total square feet............................................       24,958

------------------------

(1) Food distribution includes two convenience store divisions.

(2) Comprise the Lubbock distribution operation.

(3) Comprise the Nashville distribution operation.

(4) Comprise the Minneapolis distribution operation.

(5) Comprise the Philadelphia distribution operation.

(6) Comprise the Sacramento distribution operation.

(7) Comprise the Massillon distribution operation.

(8) The company operates two distribution operations in Oklahoma City. The administrative functions of these two distribution operations are consolidated.

    At the end of 1996, Fleming operated a delivery fleet consisting of approximately 1,400 power units and 3,100 trailers. Most of this equipment is owned by the company.

    Company-owned retail stores are located in 23 states and occupy approximately 10 million square feet which is primarily leased.

ITEM 3. LEGAL PROCEEDINGS

    (1) Tropin v. Thenen, et al., Case No. 93-2502-CIV-Moreno, United States District Court, Southern District of Florida.

    Walco Investments, Inc., et al. v. Thenen, et al., Case No.
93-2534-CIV-Moreno, United States District Court, Southern District of Florida.

    The company and several other defendants were named in two suits filed in U.S. District Court in Miami, Florida, in 1993. The suits involved an allegedly fraudulent scheme conducted by a failed grocery diverter ("Premium") and others in which large losses in the Premium-related entities occurred to the detriment of a class of investors which brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

    The company entered into a settlement agreement with respect to the Premium cases in December 1996. Under the agreement, the Trustee, the class of investors (excluding opt-outs and non-releasing investors) and all other claimants will dismiss their actions against the company in exchange for a $19.5 million payment plus $500,000 for costs and expenses, and all related claims involving the company will be dismissed.

    The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December pending finalization. The settlement is subject to, among other conditions, court approval and receipt by the company of releases from investors, including those who might not be barred by the settlement. The company has the right to withdraw the escrowed funds and terminate the settlement if such conditions are not met. As of the date of this report, non-released claims held by investors who would not otherwise be bound by the settlement were estimated to be substantial.

    In August 1996, four former employees of the company and numerous others were variously indicted by a U.S. grand jury sitting in the Southern District of Florida for multiple counts of fraud, conspiracy and other crimes allegedly committed in furtherance of Premium's fraudulent scheme. Neither the company nor any of its current employees were indicted, and the company has no reason to believe any such proceedings are contemplated.

    (2) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al., Case No. 246-93, in the District Court of Johnson County, Texas.

    The company, a former subsidiary subsequently merged with the company, and a retired executive officer were named in a lawsuit filed in the District Court in Johnson County, Texas ("David's") in 1993 and tried before a jury in February and March 1996. Plaintiff sought substantial actual damages, treble damages, exemplary damages, attorney's fees, interest and costs against the company for allegedly overcharging the plaintiff for products during a three-year period. The company considered the claims to be without merit. However, following a four-week trial the jury found against the company in the amount of $72.5 million for breach of contract, $200.9 million for fraud and $207.5 million for violation of the Texas Deceptive Trade Practices Act ("DTPA"), and against the executive in the amount of $51 million for fraud and $72.6 million for violation of the DTPA. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the DTPA plus prejudgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest. The company posted a supersedeas bond, commenced appeal of the judgment, and filed a motion for a new trial and the recusal of the trial judge on grounds unrelated to the merits. Subsequently, the trial judge recused himself and a new judge was assigned to the case who vacated the judgment and granted a new trial, scheduled for May 1997.

    Plaintiff continues to allege liability on the part of the company (and its co-defendant) as the result of breach of contract, fraud, conspiracy and violation of the DTPA, and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars.

    Since the announcement of the initial judgment in the David's litigation, other customers involved in disputes with the company have added allegations of overcharges purporting to be similar to those made in the David's case. Such allegations may also be made by others. Four pending cases containing such allegations are discussed below in paragraphs 3, 4, 5 and 6.

    (3) Furr's Supermarkets, Inc. vs. Fleming Companies, Inc., et al., Case No. CV-97-01526, Second Judicial District Court, Bernalillo County, New Mexico.

    Furr's Supermarkets, Inc. ("Furr's") filed suit in February 1997 naming as defendants the company, certain company officers and an employee. Furr's claims it was overcharged for products under its supply agreement with the company and alleges various causes of action including breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practices statutes. Furr's seeks an unspecified monetary award of actual, consequential, incidental and punitive damages, treble damages, interest, attorneys' fees and court costs. Furr's also seeks a declaratory judgment terminating its supply agreement.

    (4) In re: Megafoods Stores, Inc. and related proceedings, Case No. B-94-07411-P8X-RTB, U.S. Bankruptcy Court for the district of Arizona.

    Megafoods Stores, Inc. ("Megafoods") and certain of its affiliates filed Chapter 11 bankruptcy proceedings in Arizona in August 1994. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million (including claims for future payments and other non-recorded assets). Additionally, the debtor is liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor objected to the company's claims and filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations similar to those made in the David's litigation.

    In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy. The settlement, which is subject to approval by the creditors of a revised plan which will encompass the settlement, provides that the company will retain the $12 million deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 Megafoods stores (located primarily in Texas) and two Texas warehouses. The company agreed to lease the furniture, fixtures and equipment in 14 of the stores to the reorganized debtor for nine years (or until, in each case, the expiration of the store lease) at an annual rental of $18,000 per store.

    In October 1996, the debtor announced an agreement to sell its 16 Phoenix stores to a local retail grocery chain for net proceeds of approximately $22 million. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement. While there are apparent inconsistencies between the liquidating plan and the settlement agreement, the company expects that the economics of the settlement will remain essentially unchanged.

    (5) Rocco Costa, Inc., Rocco N. Costa and Patricia A. Costa v. Fleming Companies, Inc. and Carroll L. McLarty, Cause No. 9633539, 164th Judicial District, District Court, Harris County, Texas.

    The plaintiffs owned a retail grocery store in Kingwood, Texas, which was acquired by the company in June 1994 in exchange for satisfaction of a portion of indebtedness owed to the company (approximately $300,000) and forgiveness of the balance (approximately $700,000). The individual plaintiffs were guarantors of the indebtedness who, along with the corporate plaintiff, executed a full release of the company, its officers, directors, etc., in connection with the acquisition of the store by the company.

    Notwithstanding the release, the plaintiffs sued the company and an individual executive in July 1996 alleging that the company and the individual made false representations to the plaintiffs to induce them to enter into the transactions which included the release. Furthermore, plaintiffs claim that in connection with the operation of the store, the company overcharged the plaintiffs for goods and services, misled and deceived them about the cost of such goods and services and manipulated the prices charged. Plaintiffs seek actual damages, both economic damages and damages for mental anguish, additional damages and punitive damages of unstated amounts.

    (6) Fleming Foods East v. Red Apple, Inc., et al., Case No. 94-131268, Supreme Court of New York, New York County.

    In November 1994, Red Apple sought declaratory relief from the payment of the $2.3 million balance of a $5 million promissory note to the company (the "Red Apple Note") until the company agreed to release its security interest in Red Apple's collateral. Red Apple also filed a claim seeking in excess of $600,000 in damages for the company's alleged wrongful failure to release the collateral and seeking an accounting to determine if the company failed to provide it with promised allowances (alleged to exceed $1 million). The company filed a counterclaim seeking, among other things, payment of principal and interest due under the Red Apple Note and replevin of the collateral securing the note. The company also filed a third-party action against Di Giorgio Corporation (to which it partially assigned its security interest in connection with the company's sale of its perishable business in Woodbridge, New Jersey, under an Asset Purchase Agreement dated April 1, 1994) seeking indemnification for any losses it may suffer as a result of Red Apple's claims.

    The trial court granted the company's motion for partial summary judgment and entered judgment for the company on its claim under the Red Apple Note in 1995. The company has received payment in full under the Red Apple Note and is seeking attorney's fees and costs.

    Red Apple's action to obtain an accounting regarding the disputed allowances and for damage resulting from the alleged failure to release collateral was dismissed in 1996. However, Red Apple sought leave to file an amended complaint alleging causes of action for breach of contract for the company's alleged failure to provide the allowances and for allegedly overcharging Red Apple in a manner similar to the overcharges alleged to have occurred in the David's litigation. The company's motion to dismiss the amended complaint was denied in part and granted in part, and Red Apple was allowed to file a third amended complaint citing causes of action for the alleged failure to provide allowances (in excess of the $750,000) and for alleged overcharges (in excess of $1 million).

    On February 4, 1997, Di Giorgio made demand on the company for indemnification under the Asset Purchase Agreement for allegations made in Red Apple's third amended complaint although no claim has been made by Red Apple against Di Giorgio to date. The company has rejected the demand of Di Giorgio at this time as no "loss" (as defined in the Asset Purchase Agreement) has been sustained which would entitle Di Giorgio to indemnification under the Asset Purchase Agreement.

    (7) Steiner, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-480-M, United States District Court, Western District of Oklahoma.

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

    Pindus, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-869-M, United States District Court, Western District of Oklahoma.

    Hinton, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-942-C, United States District Court, Western District of Oklahoma.

    Wells, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-993-L, United States District Court, Western District of Oklahoma.

    Mark, et al. v. Fleming Companies, Inc., et al., Case No. CIV-96-506-M, United States District Court, Western District of Oklahoma.

    In March and April 1996, the company and certain of its present and former officers and directors, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, each in the U.S. District Court for the Western District of Oklahoma, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in a deceptive course of business with its customers that exposed it to substantial liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Motions to consolidate some or all of the cases are pending before the court. Discovery has not yet commenced.

    (8) Cauley, et al. v. Stauth, et al., Case No. CIV-96-1679T, United States District Court, Western District of Oklahoma.

    In October 1996, certain of the company's present and former officers and directors, including the chief executive officer, were named as defendants in a purported shareholder's derivative suit in the U.S. District Court for the Western District of Oklahoma. Plaintiff alleges the defendants breached their respective fiduciary duties to the company and are variably responsible for causing the company to (i) become "involved with" Premium Sales and its illegal course of business resulting in the Premium litigation and the $20 million settlement agreement discussed above; (ii) "systematically" misrepresent and overstate the cost of company products sold to its customers in violation of its sale agreements, resulting in the David's litigation and ultimately leading to the class action suits discussed above; and (iii) fail to meet its disclosure obligations under the Securities Exchange Act of 1934, as amended, resulting in the class action lawsuits discussed above and increased borrowing costs, loss of customers and loss of market value.

    Plaintiff seeks damages from the defendants on behalf of the company in excess of $50,000, forfeiture by the defendants of their salaries and other compensation for the period in which they breached their fiduciary duties and that all monies held by the company as deferred compensation or otherwise on behalf of the defendants remain in constructive trust for the benefit of the company, attorney's fees and costs. Discovery has not yet begun.

    Rosenberg v. Stauth, et al., Case No. CIV-96-1808M, United States District Court, Western District of Oklahoma.

    The plaintiff in this purported shareholder derivative action filed in October 1996, similar to the Cauley case described above, has sued the same present and former officers and directors, including the company's chief executive officer, but has also sued other present and former officers. In this case, plaintiff has alleged the defendants caused the company to: (i) violate certain sale agreements with David's Supermarkets resulting in the David's litigation, (ii) fail to disclose to the investing public the risks associated with the David's litigation, (iii) violate certain sale agreements with Megafoods in a manner similar to that alleged by David's in the David's litigation, and (iv) defraud persons who invested in the Premium-related entities resulting in the Premium litigation described above.

    Plaintiff demands judgment for money damages in favor of the company for all losses suffered as the result of the wrongful acts of the defendants, punitive damages, treble damages, attorneys' fees and costs. Discovery has not yet begun.

    (9) Richard E. Ieyoub, Attorney General ex rel., State of Louisiana v. The American Tobacco Company, et al., Case No. 96-1209, 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana.

    In August 1996, the Attorney General of the State of Louisiana brought this action against numerous named tobacco companies and distributors (including a former subsidiary which has been merged into the company) claiming that the defendants' products and conduct were the cause of thousands of deaths, injuries and illnesses, and millions of dollars of state health-care and related expenditures. Plaintiffs seek an injunction, compensatory and punitive damages, interest and attorney's fees of an unspecified amount. The company has been indemnified by one of the tobacco companies.

    (10) David Chris Morgan v. United States Tobacco Company, et al., Case No. 68-655-B in the 10th Judicial District Court for the Parish of Natchitoches, State of Louisiana.

    This case was brought as a purported class action in January 1997 against United States Tobacco Company, and numerous others (including a former subsidiary which has been merged into the company) claiming personal injury related to the defendant's misrepresentations and omission to disclose the addictive nature of smokeless tobacco products. Plaintiffs seek compensatory damages, medical costs, interest and other costs in an unspecified amount. As of March 1, 1997, the company had not been served in the case. The company has been indemnified by a substantial corporate co-defendant.

    (11) International Brotherhood of Teamsters General Fund v. Fleming Companies, Inc., Case No. CIV-96-1650A, in the United States District Court for the Western District of Oklahoma.

    In September 1996, the International Brotherhood of Teamsters General Fund ("Teamsters") brought suit against the company to require the company to include in its 1997 Proxy Statement a proposed resolution to amend the company's by-laws. The resolution, if passed, would purport to (i) limit the company's ability to adopt or maintain any share rights plan or other poison pill " . . . unless such plan be first approved by a MAJORITY shareholder vote" (emphasis in original, without definition), (ii) direct the company to redeem the existing share rights and (iii) prohibit the amendment, alteration, deletion or modification of such bylaw by the Board of Directors without prior shareholder approval. The company believes such proposed resolution is contrary to the General Corporation Act of the State of Oklahoma. Nevertheless, on January 24, 1997, the trial judge entered judgment in favor of the Teamsters. The company has appealed the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the executive officers of the company as of March 1, 1997:

                                                                                    YEAR FIRST
                                                                                     BECAME AN
NAME (AGE)                                          PRESENT POSITION                  OFFICER
---------------------------------------  ---------------------------------------  ---------------
Robert E. Stauth (52)..................  Chairman and Chief Executive Officer             1987

William J. Dowd (54)...................  President and Chief Operating Officer            1995

E. Stephen Davis (56)..................  Executive Vice President-- Operations            1981

Harry L. Winn, Jr. (52)................  Executive Vice President and Chief               1994
                                           Financial Officer

David R. Almond (57)...................  Senior Vice President--General Counsel           1989
                                           and Secretary

Ronald C. Anderson (54)................  Senior Vice President--General                   1993
                                           Merchandise

Mark K. Batenic (48)...................  Senior Vice President--Retail Sales &            1994
                                           Marketing

William M. Lawson, Jr. (46)............  Senior Vice President--Corporate                 1994
                                           Development/International Operations

Dixon E. Simpson (54)..................  Senior Vice President--Retail Services           1993

Larry A. Wagner (50)...................  Senior Vice President--Human Resources           1989

Thomas L. Zaricki (52).................  Senior Vice President--Retail                    1993
                                           Operations

Nancy E. Del Regno (44)................  Vice President--Communications and               1995
                                           Public Affairs

John Thompson (55).....................  Vice President--Treasurer and Assistant          1982
                                           Secretary

Kevin J. Twomey (46)...................  Vice President--Controller                       1995

    No family relationship exists among any of the executive officers listed above.

    Executive officers are elected by the board of directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

    Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Anderson, Dowd, Lawson, Winn, Zaricki and Ms. Del Regno.

    Mr. Anderson joined the company as Vice President--General Merchandise in July 1993. In March 1995, he was named Senior Vice President--General Merchandise. Since 1986, until joining the company, he was vice president of McKesson Corporation, a distributor of pharmaceutical and related products, where he was responsible for its service merchandising division.

    Mr. Dowd joined the company in his present position in July 1995. From 1994 until joining the company, he was Senior Vice President--Operations at Cott Corporation, a producer of retailer-branded soft drinks. From 1991 to 1994, Mr. Dowd was executive vice president for Kraft General Foods' KGF Service Company.

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

    Ms. Del Regno joined the company in her present position in February 1995. She was with PepsiCo Food Systems where she was Senior Communications Manager from 1988-1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is FLM. As of February 21, 1997, the 37.8 million outstanding shares were owned by 13,500 shareholders of record and approximately 21,000 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.

                                                                 1996                  1995
                                                         --------------------  --------------------
QUARTER                                                    HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
First..................................................  $   20.88  $   13.63  $   24.88  $   19.13
Second.................................................      16.38      11.50      27.13      22.75
Third..................................................      18.38      13.63      29.88      22.63
Fourth.................................................      18.25      15.63      25.75      20.00

    Cash dividends on Fleming common stock have been paid for 80 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:

RECORD DATES:                                   PAYMENT DATES:
----------------------------------------------  ----------------------------------------------
February 20                                     March 10
May 20                                          June 10
August 20                                       September 10
November 20                                     December 10

    Cash dividends of $.30 per share were paid on or near each of the above four payment dates in 1995. The company paid a cash dividend of $.30 per share for the first quarter, and $.02 per share, per quarter for quarters two through four in 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                          1996(A)    1995(B)    1994(C)    1993(D)    1992(D)
                                         ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................  $  16,487  $  17,502  $  15,724  $  13,096  $  12,894
Earnings before extraordinary
  loss.................................         27         42         56         37        119
Net earnings per common share before
  extraordinary loss...................        .71       1.12       1.51       1.02       3.33
Total assets...........................      4,055      4,297      4,608      3,103      3,118
Long-term debt and capital leases......      1,453      1,717      1,995      1,004      1,038
Cash dividends paid per common share...        .36       1.20       1.20       1.20       1.20

------------------------

See Item 3. Legal proceedings, notes to consolidated financial statements and the financial review included in Items 7. and 8.

(a) Results in 1996 include: a $20 million charge related to the agreement to settle two related lawsuits pending against the company and a $7 million charge for the loss on the sale of a retail store group.

(b) In 1995, management changed its estimates with respect to the general merchandising portion of the reengineering plan and reversed $4 million, after tax benefits, of the related provision. (See note d below).

(c) The results in 1994 reflect the July 1994 acquisition of Scrivner Inc.

(d) In 1993 and 1992, the company recorded an after-tax loss of $2.3 million or $.06 per share and $5.9 million or $.16 per share, respectively, for early retirement of debt. The results in 1993 include an after-tax charge of approximately $62 million for additional facilities consolidations, re-engineering, impairment of retail-related assets and elimination of regional operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    In January 1994, the company announced a plan to consolidate food distribution facilities, reorganize the management group and reengineer the way it prices and sells grocery, frozen and dairy products and retail services. In July 1994, the company acquired Scrivner Inc., and its 50 subsidiaries ("Scrivner"), adding $6 billion in annual food distribution sales and more than 175 retail stores. These two events, together with the bankruptcy of a major customer in 1994, the acquisition in early 1996 of a troubled 71 store customer in Arizona and several litigation developments in 1996, have dramatically shaped the company's results of operations and capital and liquidity position in each of the past three fiscal years. Each of these events is discussed in more detail below.

    Consolidations, Reorganization and Reengineering--Throughout 1994, the company consolidated 11 food distribution centers, including seven centers acquired in the Scrivner acquisition. Another two food distribution centers were consolidated in 1995. Smaller, less efficiently located facilities were closed and their operations transferred to larger facilities seeking economies of scale in operations. These consolidations were costly and resulted in loss of sales because of reluctance by certain customers to change and increased distances from new centers.

    In 1994, the company also eliminated its regional food distribution organization, added several centralized staff functions and with the acquisition of Scrivner and its significant retail food operations, established a staff retail food group in 1994.

    The design of reengineering, which includes several programs, began in 1994 and implementation commenced in 1995. The most significant of these programs is the introduction of the flexible marketing plan which is designed to lower net acquisition costs of grocery, frozen and dairy product to retail customers while providing the company with a fair and adequate return. Further, retail services have been unbundled and are now separately priced. Other significant reengineering programs include the development and implementation of VISIONET-TM-, a proprietary interactive electronic communication network for retail customers, and the installation of a standard food distribution computer operating system.

    Although a significant number of reengineering initiatives have been completed, much remains to be done. Completion dates are not yet known because of the dependency on customer acceptance and the need to balance benefits and costs.

    Scrivner--In July 1994, the company purchased Scrivner for approximately $390 million in cash and the assumption of $670 million of indebtedness while refinancing approximately $340 million of its own debt. To finance the transaction, the company entered into a $2.2 billion bank credit agreement, $500 million of which was refinanced with fixed and floating rate senior notes prior to year end.

    Because the company moved quickly and successfully to integrate Scrivner's operations, it is difficult to estimate the impact Scrivner had on sales, gross margins or earnings. Additionally, Scrivner's significant retail food presence substantially increased the company's corporate owned retail stores from 139 at mid-1994 to the then current count of approximately 345 (including 283 supermarkets). This dramatic increase in retail food operations not only added to total sales, but also raised both gross margin and selling and administrative expenses as retail food operations typically operate at higher levels in these areas than do food distribution operations. Interest expense increased as a result of increased borrowing levels due to the acquisition and higher interest rates attributable in substantial part to lower credit ratings for the company's long-term debt, going from $78 million in 1993 to $120 million in 1994 and $175 million in 1995 before falling to $163 million in 1996. Goodwill amortization was $23.1 million in 1994, $30.1 million in 1995 and $32.0 million in 1996; the increase was principally due to Scrivner.

    Megafoods--In August 1994, Megafoods, Inc. and certain of its affiliates ("Megafoods" or "debtor"), filed Chapter 11 bankruptcy proceedings in Phoenix, Arizona. The company estimates that prior to bankruptcy, annualized sales to Megafoods approximated $335 million. By 1995, sales to Megafoods were approximately $87 million and by 1996, there were no sales. The company filed for claims for indebtedness for goods sold on open account, equipment leases and secured loans totaling approximately $28 million and for substantial contingent claims for store subleases and lease guarantees extended by the company for the debtor's benefit. The company recorded losses resulting from deteriorating collateral values of $6.5 million in 1994 and $3.5 million in 1995, and in 1996 recorded $5.8 million to reflect continuing deterioration and the effects of a proposed settlement.

    ABCO--At year-end 1994, the company was the largest single shareholder, the major supplier and the second largest creditor of ABCO Markets, Inc. ("ABCO"), a supermarket chain located in Arizona. By the fall of 1995, the company's investments in, and loans to, ABCO totaled approximately $39 million. In September 1995, ABCO defaulted on both its bank debt and its debt to the company. The company exercised a protective stock warrant to gain an additional 3% of ABCO's capital stock and purchased the bank's preferred position for $21 million. In January 1996, the company foreclosed and acquired all of ABCO's assets consisting of approximately 71 stores at the time of foreclosure. Certain of ABCO minority shareholders have challenged this action and are seeking recision and/or damages.

    Litigation--In March 1996, a jury in central Texas returned verdicts against the company in David's Supermarkets, Inc. v. Fleming ("David's") which resulted in a judgment of $211 million. In response, the company sought and obtained an amendment to its bank credit agreement to facilitate posting a partially collateralized supersedeas bond. Pursuant to the amendment, pricing for borrowing under the agreement was increased. The judgment was vacated in June 1996, and a new trial is currently scheduled to begin in May 1997.

    During the third quarter of 1996, the company recorded a charge of $20 million to reflect an announced settlement agreement reached in an unrelated lawsuit involving a failed grocery diverter, Premium Sales Corporation. See the Litigation and Contingencies note to the consolidated financial statements for a discussion of litigation and other contingent liability issues.

    The combination of these events has negatively affected the company's financial performance during the past three years. While the company believes the actions it has taken and is taking with respect to its reengineering programs and flexible marketing plan will improve customer response, there can be no doubt that the management reorganizations, facilities consolidations and the introduction and early implementation of the initial version of the flexible marketing plan adversely affected sales, diverted the company's focus from prospecting for new customers, and increased general and administrative costs. While the acquisition of Scrivner was a success, integrating so large an operation diluted and delayed the execution of the company's reengineering programs. The financial difficulties experienced by Megafoods and ABCO, significant in themselves, offer additional evidence of the difficult competitive environment facing both the company's customers and the company's food distribution and retail food operations. Further, the company believes the adverse publicity surrounding the litigation matters and the general uncertainty regarding their ultimate resolution have had a negative impact on sales and profitability. There can be no assurance that the company has or can overcome these forces.

    However, starting with the fourth quarter of 1995, a trend of improvement in the company's adjusted earnings per share began to develop reflecting some success in countering the negative impact of the events outlined above. After adjusting for litigation charges, charges for the disposition of retail food operations and other nonoperating items, adjusted earnings per share for the past eight quarters were as follows:

                                                                1995       1996
                                                              ---------  ---------
First quarter...............................................  $     .40  $     .25
Second quarter..............................................  $     .39  $     .30
Third quarter...............................................  $     .10  $     .19
Fourth quarter..............................................  $     .11  $     .27

RESULTS OF OPERATIONS

    Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                                                                   1996         1995         1994
                                                                                -----------  -----------  -----------
Net sales.....................................................................     100.00%      100.00%      100.00%
Gross margin..................................................................       8.99         8.06         7.14
Less:
Selling and administrative....................................................       7.73         6.79         5.93
Interest expense..............................................................        .99         1.00          .77
Interest income...............................................................       (.29)        (.33)        (.36)
Equity investment results.....................................................        .11          .16          .09
Litigation settlement.........................................................        .12        --           --
Facilities consolidation......................................................      --           (.05)        --
Total.........................................................................       8.66         7.57         6.43
Earnings before taxes.........................................................       0.33         0.49         0.71
Taxes on income...............................................................       0.17         0.25         0.35
Net earnings..................................................................       0.16%        0.24%        0.36%

Note: 1994 was a 53-week year. The results of Scrivner are included beginning the third quarter of 1994 and the consolidated results of ABCO are included beginning December 1995.

1996 AND 1995

    NET SALES. Sales for 1996 decreased by $1.01 billion, or 6%, to $16.49 billion from $17.50 billion for 1995. In addition to the factors mentioned above, several other factors, none of which are individually material to sales, adversely affected sales in 1996, including: loss of market share at certain company-owned retail stores; the sale or closing of 62 corporate stores; stricter credit policies; and a reduced amount of new business caused by the adverse publicity surrounding the David's litigation. See "Litigation and Contingencies".

    The company measures inflation using data derived from the average cost of a ton of product sold by the company. For 1996, food price inflation was 2.3%, compared to 1.3% in 1995.

    GROSS MARGIN. Gross margin for 1996 increased by $71 million, or 5%, to $1.48 billion from $1.41 billion for 1995 and increased as a percentage of net sales to 8.99% from 8.06% for 1995. The increase in gross margin was principally due to new retail operations, primarily the addition of ABCO. Retail operations typically have a higher gross margin and higher selling and administrative expenses than food distribution operations. During 1996, the company also implemented increases in certain charges to its customers and vendors, increasing gross margin comparisons to 1995. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1996 compared to 1995, reflecting the cost controls and the benefits of the company's facility consolidations and transportation outsourcing efforts in 1995 and 1994. The company also achieved food distribution productivity increases during 1996 of 2.6%. Food price inflation resulted in a LIFO charge in 1996 of $6.0 million compared to a charge of $2.9 million for 1995.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 1996 increased by $85 million, or 7%, to $1.27 billion from $1.19 billion for 1995 and increased as a percentage of net sales to 7.73% for 1996 from 6.79% in 1995. The increase was principally due to: higher retail expenses resulting from additional retail operations; a $12 million charge related to the divestiture of retail stores; and higher legal expense in 1996 compared to 1995. During 1996, a $1.6 million gain from the sale of certain notes receivable was recorded; a similar gain of $3.9 million was recorded in 1995. The increase in Corporate expenses under Operating Earnings shown in "Segment Information" in the notes to consolidated financial statements include the aforementioned increase in legal expense, a write-down of certain international equity investments and increased incentive compensation expense.

    The company has a significant amount of credit extended to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain qualified customers.

    Credit loss expense is included in selling and administrative expenses and for 1996 decreased by $4 million to $27 million from $31 million for 1995. Since 1994, tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. Offsetting the decreases in 1996 from 1995 was $3.8 million of credit losses related to the bankruptcy of Megafoods, reflecting the estimated deterioration in the company's collateral. An additional $2.0 million was recorded to selling and administrative expense, but not credit loss, during the third quarter of 1996 for the expected loss on the proposed settlement. See "Litigation and Contingencies".

    INTEREST EXPENSE. Interest expense for 1996 decreased $12 million to $163 million from $175 million for 1995. Lower average borrowing levels offset in part by higher borrowing costs for bank debt in 1996 compared to 1995 primarily accounted for the improvement. In February and April 1996, the company amended its bank credit agreement first to provide greater financing flexibility and subsequently to increase the company's capacity for letters of credit in order to partially secure a supersedeas bond in connection with the David's litigation. These amendments effectively increased the company's bank debt borrowing margin by almost .5%. In August 1996, Moody's Investors Service ("Moody's") lowered its credit ratings on the company's senior unsecured debt to Ba3 from Ba1. The downgrade resulted in a .25% increase in the company's bank debt borrowing margin which increased interest expense on borrowing under the bank credit agreement at an estimated annualized cost of $2 million. Moody's rating on the company's bank debt is currently Ba2.

    In September 1996, Standard & Poor's Ratings Group ("Standard & Poor's") lowered its credit ratings on the company to BB from BB+, and on the company's senior unsecured debt to B+ from BB-. The downgrade did not result in an additional increase in the company's bank debt borrowing margin.

    The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate caps and swaps. For 1996, interest rate hedge agreements contributed $10 million of interest expense, compared to $7 million in 1995, due to lower average floating interest rates.

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

    The stated interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps was 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through six counterparty banks and at year-end 1996 have an average remaining life of two years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks. The agreements cap LIBOR at 7.33% over the next 2 years. Payments made or received under interest rate swap and cap agreements are included in interest expense.

    With respect to the interest rate hedge agreements, the company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from Standard & Poor's and A1 or higher from Moody's) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity. See "Long-Term Debt" in the notes to consolidated financial statements for further discussion.

    INTEREST INCOME. Interest income for 1996 was $49 million compared to $58 million in 1995. In 1996, the company sold (with limited recourse) $35 million of notes receivable late in the third quarter. In 1995, $77 million of notes receivable were sold with limited recourse in the second quarter. Both of these sales reduced the amount of notes receivable available to produce interest income.

    EQUITY INVESTMENT RESULTS. The company's portion of operating losses from equity investments for 1996 decreased by $9 million to $18 million from $27 million for 1995. The results of operations of ABCO, accounted for under the equity method during most of 1995, are not included in 1996 equity investment results due to the acquisition of ABCO. This resulted in an improvement in equity investment results in 1996 compared to 1995. The remainder of the improvement is due to improved results of operations in certain of the underlying equity investment entities.

    FACILITIES CONSOLIDATION. In the first quarter of 1995, management changed its facilities consolidation estimates with respect to the general merchandising operations portion of the consolidation, reorganization and reengineering plan. The revised estimate reflected reduced expense and cash outflow. Accordingly, during the first quarter of 1995, the company reversed $9 million of the provision for facilities consolidation. No changes were made to the estimates in 1996.

    In 1993, the company recorded a $108 million facilities consolidation and restructuring charge. During 1996, $3 million of restructuring and consolidation costs were charged to the related reserve, compared to $24 million in 1995, reflecting the lower level of activity occurring in 1996. Additional charges to the $18 million of remaining reserves are anticipated in 1997, although the amount is not yet known.

    TAXES ON INCOME.  The effective tax rate for both 1996 and 1995 was 51.1%.

    CERTAIN ACCOUNTING MATTERS. See notes to consolidated financial statements for a discussion of new accounting standards adopted in 1996, none of which had a material effect on results of operations or financial position.

    OTHER. Several factors negatively affecting cash flows from operations and earnings in 1996 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and litigation-related costs.

1995 AND 1994

    NET SALES. Net sales for 1995 increased by $1.78 billion, or 11%, to $17.50 billion from $15.72 billion for 1994. Notwithstanding the positive effects of the Scrivner acquisition in the third quarter of 1994, net sales in 1995 were adversely impacted by the combined effects of the organization and operational changes introduced in 1995. In addition, several other factors, none of which were individually material to sales, adversely affected sales in 1995, including: sales lost to normal attrition which were not replaced; the loss of business from Megafoods; the closing or sale of certain corporate stores; and the expiration of a temporary sales agreement with Albertson's Inc. as its Florida distribution center came on line. The company's tighter credit policies also had a negative effect on generating replacement sales.

    Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation was 1.3% in 1995 compared to a negligible rate in 1994.

    GROSS MARGIN. Gross margin for 1995 increased by $288 million, or 26%, to $1.41 billion from $1.12 billion for 1994 and increased as a percentage of net sales to 8.06% for 1995 from 7.14% for 1994. The primary reason for the increase was additional retail operations, principally related to the Scrivner acquisition, which typically have a higher gross margin than food distribution. Product handling expenses, which consist of warehouse, truck and building expenses, was approximately the same as a percentage of net sales in 1995 as in 1994. In food distribution, reduced vendor income due to the accelerated trend to Every Day Low Costing ("EDLC") negatively impacted gross margin and certain other margin items that are passed through to customers under the Flexible Marketing Plan. This gross margin impact was only partially offset by increases in related charges to customers.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense for 1995 increased by $257 million, or 28%, to $1.19 billion from $933 million for 1994 and increased as a percentage of net sales to 6.79% for 1995 from 5.93% in 1994. Retail operations typically have higher selling and administrative expenses than food distribution operations and the full year of retail acquired from Scrivner was the primary reason for the increase. Goodwill amortization also increased as a result of the acquisition. In addition, the technology-related aspects of the various reengineering initiatives resulted in an increase in expense. The increase in corporate expenses under Operating Earnings shown in "Segment Information" in the notes to consolidated financial statements is the result of these reengineering initiatives.

    Credit loss expense included in selling and administrative expenses decreased in 1995 by $30 million to $31 million from $61 million for 1994. Tighter credit practices and reduced emphasis on credit extensions to and investments in customers resulted in less exposure and a decrease in credit loss expense.

    INTEREST EXPENSE. Interest expense for 1995 increased $55 million to $175 million from $120 million for 1994. The increase was due principally to higher borrowing due to the Scrivner acquisition, higher interest rates in the capital and credit markets, and an increase in the interest rates for the company resulting from changes in the company's credit rating brought about by increased leverage due to the acquisition and disappointing performance. Interest rates are fixed on the majority of the company's debt as a result of hedges.

    See "Long-Term Debt" in the notes to consolidated financial statements for further discussion of the company's derivative agreements, which consist of simple interest rate caps and swaps. For 1995, the interest rate hedge agreements contributed $7 million of interest expense, compared to $6 million in 1994.

    INTEREST INCOME. Interest income for 1995 increased by $1 million to $58 million from $57 million for 1994. Increases in interest income resulting from earnings on the notes receivable acquired in the Scrivner loan portfolio were nearly offset by the June 1995 sale of $77 million of notes receivable with limited recourse. The sale reduced the amount of notes receivable available to produce interest income during 1995.

    EQUITY INVESTMENT RESULTS. The company's portion of operating losses from equity investments for 1995 increased by $12 million to $27 million from $15 million for 1994. Certain of the strategic multi-store customers in which the company has made equity investments under its joint venture program experienced increased losses when compared to 1994. Additionally, losses from retail stores which are part of the company's equity store program and are accounted for under the equity method also increased.

    At the end of 1995 with the acquisition of a majority equity position in ABCO, the company began to consolidate the results of operations and the financial position of ABCO. In early 1996, the company acquired all the assets of ABCO through foreclosure in cancellation of $66 million of ABCO indebtedness to the company.

    FACILITIES CONSOLIDATION. In the first quarter of 1995, management changed its estimates with respect to the general merchandising operations portion of the reengineering plan. The revised estimate reflects reduced expense and cash outflow. Accordingly, during the first quarter the company reversed $9 million of the related provision.

    TAXES ON INCOME. The company's effective tax rate for 1995 increased to 51.1% from 50.0% for 1994. The increase was primarily due to increased goodwill amortization with no related tax deduction, operations in states with higher tax rates and the significance of certain other nondeductible expenses to pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

    During 1996, the company continued to reduce long-term debt incurred in connection with the 1994 acquisition of Scrivner and reduced long-term debt by $186 million. This level of prepayment exceeded required repayments by $132 million. Set forth below is certain information regarding the company's capital structure at the end of 1996:

                                                                                         CAPITAL STRUCTURE
                                                                           ----------------------------------------------
                                                                                    1996                    1995
                                                                           ----------------------  ----------------------
                                                                                           (IN MILLIONS)
Long-term debt...........................................................  $   1,216       45.5%   $   1,402       48.8%
Capital lease obligations................................................        381       14.2          388       13.5

Total debt...............................................................      1,597       59.7        1,790       62.3
Shareholders' equity.....................................................      1,076       40.3        1,083       37.7
                                                                           ---------      -----    ---------      -----

Total capital............................................................  $   2,673      100.0%   $   2,873      100.0%
                                                                           ---------      -----    ---------      -----
                                                                           ---------      -----    ---------      -----

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

    Operating activities generated $328 million of net cash flows for 1996 compared to $399 million in 1995. The decrease was principally due to the Premium litigation settlement and a decrease in accounts payable that was primarily caused by the company's inventory reduction efforts. Working capital was $221 million at year end, a decrease from $364 million at year-end 1995. The current ratio decreased to 1.16 to 1, from 1.28 to 1 at year-end 1995. Management believes that cash flows from operating activities and the company's ability to borrow under the credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the foreseeable future. However, the company's future cash flow from operating activities is likely to be negatively impacted by certain factors discussed in "Results of Operations--Other". Furthermore, in the event an unfavorable outcome in one or more contingent matters referred to in "Litigation and Contingencies" produces a material adverse effect on the company, or an increase in the likelihood of such an outcome, the company's access to capital under its bank credit agreement could be impeded or the company's debt obligations accelerated. In such event, the company could be forced to seek replacement capital which might not be available on acceptable terms.

    In pursuit of the company's stated goal of reducing the ratio of debt to equity, the company may seek to sell assets or equity securities and apply the proceeds to early debt reduction. Additionally, scheduled amortization of the company's long-term debt obligations requires principal reductions of approximately $233 million in 1999, $175 million in 2000 and $501 million in 2001. If anticipated net cash flows from operations appear to be insufficient to satisfy these obligations, the company may seek to liquidate assets, issue additional debt or equity, or otherwise refinance such obligations.

    The company's current capital structure includes bank loans under the company's bank credit agreement which consists of a $591 million amortizing term loan with final maturity of June 2000 and a $596 million revolving credit facility with final maturity of July 1999. Other components of the company's capital structure consist of $300 million of 10.625% seven-year senior notes, $200 million of floating rate seven-year senior notes, each of which matures in December 2001, $99 million of medium-term notes and $6 million of other debt.

    The company's principal sources of liquidity are cash flows from operating activities and borrowings under its bank credit agreement. At year-end 1996, $591 million was borrowed on the amortizing term loan facility, $92 million of letters of credit had been issued (reducing bank credit capacity on a dollar-for-dollar basis) and $20 million was borrowed under the $596 million revolving credit facility of the bank credit agreement. During 1996, the bank credit agreement was amended to change certain of the financial covenant measures reflecting more current business results and conditions and to enable the company to pursue an appeal of the initial judgment rendered in the David's litigation. See "Litigation and Contingencies". The more significant provisions of the amendments increased the amount of allowable letters of credit, reduced the dividend limit to $.08 per share per quarter, reduced the amount of permitted capital expenditures, excluded certain litigation costs and noncash charges from the calculations for certain financial covenants, and adjusted the borrowing margin, facility and commitment fees, all of which increased the cost of bank debt for the company.

    Borrowings under the credit agreement are guaranteed by substantially all of the company's subsidiaries and are secured by the company's accounts receivable, inventories and a pledge of the stock of the subsidiary guarantors. The company also pledged intercompany receivables as security for its medium-term notes and to provide guarantees from the subsidiary guarantors. Additionally, the company has provided guarantees from the subsidiary guarantors in favor of the $500 million senior notes maturing in December 2001.

    The bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following more significant financial covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $903 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

    At year-end 1996, the company would have been allowed to borrow an additional $484 million under the company's revolving credit facility contained in the bank credit agreement. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio, $55 million of additional fixed charges could have been incurred. The company is currently in compliance with all financial covenants under the bank credit agreement and senior notes. Continued compliance will depend on the company's ability to generate sufficient earnings and cash flow and on the outcome of certain litigation matters. See "Litigation and Contingencies".

    The company's senior unsecured debt is rated Ba3 by Moody's and B+ by Standard & Poor's. In addition, the company has a corporate rating of BB by Standard & Poor's and the company's bank debt is rated Ba2 by Moody's. The rating by Moody's reflects a downgrade announced in August 1996. Moody's action resulted from their announced concerns over structural changes in the industry and lower sales, earnings and cash flow reported by the company. The rating by Standard & Poor's reflects a downgrade announced in September 1996. Standard & Poor's action resulted from its announced concerns over lower than anticipated operating results and continuing difficulties with the implementation of the company's reengineering program. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon Moody's and Standard & Poor's ratings of the company's senior unsecured debt.

    The credit agreement may be terminated in the event of a defined change of control. Under the indentures for the senior notes, the note holders may require the company to repurchase the notes in the event of a defined change of control coupled with a defined decline in credit ratings.

    At year-end 1996, the company had a total of $96 million of contingent obligations under undrawn letters of credit (including $92 million issued under the bank credit agreement), primarily related to insurance reserves associated with its normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowing under the credit agreement.

    Capital expenditures for 1996 were approximately $129 million compared to approximately $114 million in 1995. The $15 million increase from the prior year is due to a higher level of company-owned retail store expansion and remodel activity. Management expects that 1997 capital expenditures, excluding acquisitions, if any, will approximate $145 million.

    The company makes investments in and loans to certain retail customers. Net investments and loans decreased $74 million, from $314 million to $240 million due primarily to the sale of notes and more restrictive credit policies. In 1996 and 1995, the company sold $35 million and $77 million of notes, respectively, and may sell additional notes in the future.

    Long-term debt and capital lease obligations decreased $193 million to $1.6 billion during 1996 as a result of: reduced working capital requirements and retailer financing; continued sale of notes, other assets and operations. Shareholders' equity at the end of 1996 was $1.1 billion which is essentially unchanged from year-end 1995.

    The debt-to-capital ratio at the end of 1996 was 59.7%, a decrease from year-end 1995, because cash flows available for debt repayment exceeded the original scheduled maturities of $73 million. The company's long-term target ratio is between 50% to 55%. Total capital was $2.7 billion at year-end 1996, lower than at year-end 1995 due to lower total debt outstanding and due to a decrease in shareholders' equity for an additional pension liability.

    The composite interest rate for total funded debt (excluding capital lease obligations) before the effect of interest rate hedges was 8.3% at year-end 1996, versus 7.8% in 1995. Including the effect of interest rate hedges, the composite interest rate of debt was 8.9% and 8.4% at the end of 1996 and 1995, respectively.

    Dividend payments in 1996 were $.36 per share or 50% of net earnings per share, compared to $1.20 per share or 107% of net earnings per share in 1995. One of the bank credit agreement amendments in 1996 limits dividends per share to no more than $.08 per share per quarter.

LITIGATION AND CONTINGENCIES

    From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local rules, regulations, ordinances and laws which may subject the company to material contin-gent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable."

    During 1996, certain losses associated with litigation matters (excluding the company's legal fees and other costs) were recorded as follows:

        Premium: In the third quarter of 1996, an agreement was reached to settle two related lawsuits pending against the company, and others, in the U.S. District Court in Miami related to a failed grocery diverter, Premium Sales Corporation. Under the agreement, all claims will be dismissed in exchange for a $19.5 million payment plus $500,000 for costs and expenses. The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December pending finalization. The settlement is subject to, among other conditions, court approval and receipt by the company of releases from investors (including those who might not be bound by the settlement). The company has the right to withdraw the escrowed funds and terminate the settlement if such conditions are not met. As of the date of the financial statements, non-released claims held by investors who would not otherwise be bound by the settlement were estimated to be substantial. In the event the settlement is not consummated, the company expects the litigation will resume.

        David's: Based on the vacation of the judgment entered against the company in the David's litigation, the charge recorded during the first quarter of 1996 of approximately $7 million was reversed during the second quarter. Although the company denies any liability or wrongdoing, the company has been unable to document that prices paid by the plaintiff for a small amount of product during the three years in question conformed to the terms of plaintiff's agreement with the company. Accordingly, during the second quarter of 1996, the company recorded a charge of approximately $650,000, which includes approximately $200,000 of disputed overcharges and approximately $450,000 of interest, fees and other sums. During the third and fourth quarters, an additional $14,000 per quarter was recorded as additional interest.

        Megafoods: In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy proceedings of a former customer and certain of its affiliates ("Megafoods"). The settlement is subject to approval by the creditors of a revised plan which will encompass the settlement. Under the terms of the settlement, the company will retain the $12 million working capital deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 of its stores (located primarily in Texas) and two Texas warehouses. The company agreed to lease to the reorganized debtor the furniture, fixtures and equipment in 14 of the stores for nine years (or until, in each case, the expiration of the store lease) at an annual rental of $18,000 per store.

        In October 1996, the debtor announced an agreement to sell its 16 Phoenix stores to a local retail grocery chain for net proceeds of approximately $22 million. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement. While there are apparent inconsistencies between the liquidating plan and the settlement agreement, the company expects that the economics of the settlement will remain essentially unchanged.

        The company recorded charges of $6.5 million in 1994, $3.5 million in 1995 and $5.8 million in 1996. The company remains exposed to contingent liabilities for stores subleased by the company to Megafoods and for certain leasehold guarantees extended by the company to third parties on Megafoods' behalf. If the settlement is consummated, the company will make an additional payment of $2.5 million to the debtor's estate. Net assets recorded related to Megafoods at year-end 1996 approximate $2.8 million.

    In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in the "Litigation and Contingencies" note to the consolidated financial statements, which appear elsewhere, and are incorporated by reference, herein. Also see Part I., Item 3. Legal Proceedings of the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.

FORWARD-LOOKING INFORMATION

    This annual report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in the annual report refer to, among other matters: the company's ability to implement measures to reverse sales declines, cut costs and improve earnings; the company's ability to expand portions of its business or enter new facets of its business which it believes will be more profitable than its food distribution business; the company's expectations regarding the adequacy of capital and liquidity; and the receptiveness of the company's customers to its reengineered programs. These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are: continued competitive pressures with respect to pricing and the implementation of the company's reengineering programs, the inability to achieve cost savings due to unexpected developments, changed plans regarding capital expenditures, adverse developments with respect to litigation and contingency matters, world and national economic conditions, and the impact of such conditions on consumer spending.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to pages 4 through 6 of the company's proxy statement dated March 18, 1997, in connection with its annual meeting of shareholders to be held on April 30, 1997. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to pages 12 through 23 of the company's proxy statement dated March 18, 1997, in connection with its annual meeting of shareholders to be held on April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to page 9 through 11 of the company's proxy statement dated March 18, 1997, in connection with its annual meeting of shareholders to be held on April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to page 23 of the company's proxy statement dated March 18, 1997, in connection with its annual meeting of shareholders to be held on April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements:

                                                                                            PAGE NUMBER
                                                                                         -----------------

- Consolidated Statements of Earnings--For the years ended December 28, 1996, December
  30, 1995, and December 31, 1994

- Consolidated Balance Sheets--At December 28, 1996, and December 30, 1995

- Consolidated Statements of Shareholders' Equity--For the years ended December 28,
  1996, December 30, 1995, and December 31, 1994

- Consolidated Statements of Cash Flows--For the years ended December 28, 1996,
  December 30, 1995, and December 31, 1994

- Notes to Consolidated Financial Statements--For the years ended December 28, 1996,
  December 30, 1995, and December 31, 1994

- Independent Auditors' Report

- Quarterly Financial Information (Unaudited)

    (a)  2. Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts

    (a)  3. (c) Exhibits:

 EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
  NUMBER                                                                      BY REFERENCE TO
----------                                                             -----------------------------

     3.1    Certificate of Incorporation                               Exhibit 4.1 to Form S-8 dated
                                                                       September 3, 1996

     3.2    By-Laws                                                    Exhibit 4.2 to Form S-8 dated
                                                                       September 3, 1996

     4.0    Credit Agreement, dated as of July 19, 1994, among         Exhibit 4.0 to Form 8-K dated
            Fleming Companies, Inc., the Banks listed therein and      July 19, 1994
            Morgan Guaranty Trust Company of New York, as Managing
            Agent

     4.1    Pledge Agreement, dated as of July 19, 1994, among         Exhibit 4.1 to Form 8-K dated
            Fleming Companies, Inc. and Morgan Guaranty Trust Company  July 19, 1994
            of New York, as Collateral Agent

     4.2    Security Agreement dated as of July 19, 1994, between      Exhibit 4.2 to Form 8-K dated
            Fleming Companies, Inc. in favor of Morgan Guaranty Trust  July 19, 1994
            Company of New York, as Collateral Agent

     4.3    Amendment No. 1 to Credit Agreement, dated as of July 21,  Exhibit 4.3 to Form 8-K dated
            1994                                                       July 19, 1994

     4.4    Amendment No. 2 to Credit Agreement dated as of November   Exhibit 4.4 to Form 10-K for
            14, 1994                                                   year ended December 31, 1994

 EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
  NUMBER                                                                      BY REFERENCE TO
----------                                                             -----------------------------
     4.5    Amendment No. 3 to Credit Agreement dated as of June 30,   Exhibit 4.5 to Form 10-K for
            1995                                                       year ended December 30, 1995

     4.6    Amendment No. 4 to Credit Agreement dated as of February   Exhibit 4.6 to Form 10-K for
            15, 1996                                                   year ended December 30, 1995

     4.7    Waiver to Credit Agreement dated as of April 1, 1996       Exhibit 4.14 to Form 10-K for
                                                                       year ended December 30, 1995

     4.8    Amendment No. 5 to Credit Agreement dated as of April 4,   Exhibit 4.15 to Form 10-K for
            1996                                                       year ended December 30, 1995

     4.9    Amendment No. 6 to Credit Agreement dated as of October    Exhibit 4.0 to Form 10-Q for
            21, 1996                                                   quarter ended October 5, 1996

     4.10   Indenture dated as of December 1, 1989, between the        Exhibit 4 to Registration
            Registrant and Morgan Guaranty Trust Company of New York,  Statement No. 33-29633
            as trustee

     4.11   Indenture dated as of December 15, 1994, between the       Exhibit 4.9 to Form 10-K for
            Registrant, Subsidiary Guarantors and Texas Commerce Bank  year ended December 31, 1994
            National Association, as Trustee, regarding $300 million
            of 10 5/8% Senior Notes

     4.12   Indenture dated as of December 15, 1994, between the       Exhibit 4.10 to Form 10-K for
            Registrant, Subsidiary Guarantors and the Texas Commerce   year ended December 31, 1994
            Bank National Association, as Trustee, regarding $200
            million of Floating Rate Senior Notes

     4.13   Rights Agreement dated as of February 27, 1996 between     Exhibit 4.0 to Form 8-K dated
            Fleming Companies, Inc. And Liberty Bank and Trust         February 27, 1996
            Company of Oklahoma City, N. A. Effective as of the close
            of business on July 6, 1996

     4.14   First Amendment to Rights Agreement

     4.15 Agreement to furnish copies of other long-term debt instruments

    10.0    Dividend Reinvestment and Stock Purchase Plan, as amended  Exhibit 28.1 to Registration
                                                                       Statement No. 33-26648 and
                                                                       Exhibit 28.3 to Registration
                                                                       Statement No. 33-45190

    10.1*   1985 Stock Option Plan                                     Exhibit 28(a) to Registration
                                                                       Statement No. 2-98602

 EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
  NUMBER                                                                      BY REFERENCE TO
----------                                                             -----------------------------
    10.2*   Form of Award Agreement for 1985 Stock Option Plan (1994)  Exhibit 10.6 to Form 10-K for
                                                                       year ended December 25, 1993

    10.3*   1990 Stock Option Plan                                     Exhibit 28.2 to Registration
                                                                       Statement No. 33-36586

    10.4*   Form of Award Agreement for 1990 Stock Option Plan (1994)  Exhibit 10.8 to Form 10-K for
                                                                       year ended December 25, 1993

    10.5*   Fleming Management Incentive Compensation Plan             Exhibit 10.4 to Registration
                                                                       Statement No. 33-51312

    10.6*   Directors' Deferred Compensation Plan                      Exhibit 10.5 to Registration
                                                                       Statement No. 33-51312

    10.7*   Amended and Restated Supplemental Retirement Plan          Exhibit 10.10 to Form 10-K
                                                                       for year ended December 31,
                                                                       1994

    10.8*   Form of Amended and Restated Supplemental Retirement       Exhibit 10.11 to Form 10-K
            Income Agreement                                           for year ended December 31,
                                                                       1994

    10.9*   Godfrey Company 1984 Non-qualified Stock Option Plan       Appendix II to Registration
                                                                       Statement No. 33-18867

    10.10*  Form of Amended and Restated Severance Agreement between   Exhibit 10.13 to Form 10-K
            the Registrant and certain of its officers                 for year ended December 31,
                                                                       1994

    10.11*  Fleming Companies, Inc. 1990 Stock Incentive Plan dated    Exhibit B to Proxy Statement
            February 20, 1990                                          for year ended December 30,
                                                                       1989

    10.12*  Fleming Companies, Inc. 1996 Stock Incentive Plan dated    Exhibit A to Proxy Statement
            February 27, 1996                                          for year ended December 30,
                                                                       1995

    10.13*  Phase I of Fleming Companies, Inc. Stock Incentive Plan    Exhibit 10.16 to Form 10-K
            and Form of Awards Agreement                               for year ended December 30,
                                                                       1989

 EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
  NUMBER                                                                      BY REFERENCE TO
----------                                                             -----------------------------
    10.14*  Phase II of Fleming Companies, Inc. Stock Incentive Plan   Exhibit 10.12 to Form 10-K
                                                                       for year ended December 26,
                                                                       1992

    10.15*  Phase III of Fleming Companies, Inc. Stock Incentive Plan  Exhibit 10.17 to Form 10-K
                                                                       for year ended December 25,
                                                                       1993

    10.16*  Amendment No. 1 to the Fleming Companies, Inc 1996 Stock
            Incentive Plan

    10.17*  Fleming Companies, Inc. Directors' Stock Equivalent Plan   Exhibit 10.14 to Form 10-K
                                                                       for year ended December 28,
                                                                       1991

    10.18*  Supplemental Income Trust                                  Exhibit 10.20 to Form 10-K
                                                                       for year ended December 31,
                                                                       1994

    10.19*  First Amendment to Fleming Companies, Inc. Supplemental
            Income Trust

    10.20*  Form of Employment Agreement between Registrant and        Exhibit 10.20 to Form 10-K
            certain of the employees                                   for year ended December 31,
                                                                       1994

    10.21*  Economic Value Added Incentive Bonus Plan                  Exhibit A to Proxy Statement
                                                                       for year ended December 31,
                                                                       1994

    10.22*  Agreement between the Registrant and William J. Dowd       Exhibit 10.24 to Form 10-K
                                                                       for year ended December 30,
                                                                       1995

    10.23*  Amended and Restated Supplemental Retirement Income
            Agreement for Robert E. Stauth

    10.24*  Supplemental Retirement Income Agreement of Fleming
            Companies, Inc. And William J. Dowd

    12      Computation of ratio of earnings to fixed charges

    21      Subsidiaries of the Registrant

 EXHIBIT                                                               PAGE NUMBER OR INCORPORATION
  NUMBER                                                                      BY REFERENCE TO
----------                                                             -----------------------------
    23      Consent of Deloitte & Touche LLP

    24 Power of attorney instruments signed by certain directors and officers of the Registrant appointing Harry L. Winn, Jr., Executive Vice President and Chief Financial
            Officer, as attorney-in-fact and agent to sign the Annual
            Report on Form 10-K on behalf of said directors and officers

    27      Financial Data Schedule

* Management contract, compensatory plan or arrangement.

    (b) Reports on Form 8-K:

    Registrant filed under Item 5. dated February 28, 1997 disclosing that a significant customer had filed suit against the registrant and certain officers and an employee of the registrant in New Mexico claiming it has been overcharged for products under its supply agreement and alleges various causes of action, among them breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practice statutes. The customer seeks an unspecified monetary award, including punitive and treble damages, and a declaratory judgment terminating the supply agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 1997.

                                              FLEMING COMPANIES, INC.

                                              By:                   /s/ ROBERT E. STAUTH
                                                         -----------------------------------------
                                                                      Robert E. Stauth
                                                                        CHAIRMAN AND
                                                                  CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

                                              By:                  /s/ HARRY L. WINN, JR.
                                                         -----------------------------------------
                                                                     Harry L. Winn, Jr
                                                                EXECUTIVE VICE PRESIDENT AND
                                                                  CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)

                                              By:                   /s/ KEVIN J. TWOMEY
                                                         -----------------------------------------
                                                                      Kevin J. Twomey
                                                                 VICE PRESIDENT--CONTROLLER
                                                               (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 1997.

                         NAME                                         TITLE
------------------------------------------------------  ---------------------------------

                 /s/ ROBERT E. STAUTH
     -------------------------------------------        (Chairman of the Board)
                   Robert E. Stauth

                /s/ CAROL B. HALLETT*
     -------------------------------------------        (Director)
                   Carol B. Hallett

             /s/ EDWARD C. JOULLIAN III*
     -------------------------------------------        (Director)
                Edward C. Joullian III

                 /s/ HOWARD H. LEACH*
     -------------------------------------------        (Director)
                   Howard H. Leach

                /s/ JOHN A. MCMILLAN*
     -------------------------------------------        (Director)
                   John A. McMillan

                  /s/ GUY A. OSBORN*
     -------------------------------------------        (Director)
                    Guy A. Osborn

                 /s/ ARCHIE R. DYKES*
     -------------------------------------------        (Director)
                   Archie R. Dykes

*By:               /s/ HARRY L. WINN, JR.
           --------------------------------------
                     Harry L. Winn, Jr.
                      ATTORNEY-IN-FACT

------------------------

* A Power of Attorney authorizing Harry L. Winn, Jr. to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                      CONSOLIDATED STATEMENTS OF EARNINGS

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  16,486,739  $  17,501,572  $  15,723,691
Costs and expenses (income):
  Cost of sales.....................................................     15,004,715     16,091,039     14,601,050
  Selling and administrative........................................      1,274,649      1,189,199        932,588
  Interest expense..................................................        163,466        175,390        120,071
  Interest income...................................................        (49,122)       (58,206)       (57,148)
  Equity investment results.........................................         18,458         27,240         14,793
  Litigation settlement.............................................         20,000       --             --
  Facilities consolidation..........................................       --               (8,982)      --
                                                                      -------------  -------------  -------------
    Total costs and expenses........................................     16,432,166     17,415,680     15,611,354
                                                                      -------------  -------------  -------------
Earnings before taxes...............................................         54,573         85,892        112,337
Taxes on income.....................................................         27,887         43,891         56,168
                                                                      -------------  -------------  -------------
Net earnings........................................................  $      26,686  $      42,001  $      56,169
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net earnings per share..............................................  $         .71  $        1.12  $        1.51
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding.................................         37,774         37,577         37,254
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Sales to customers accounted for under the equity method were approximately $1.0 billion, $1.5 billion and $1.6 billion in 1996, 1995 and 1994, respectively.

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                  AT DECEMBER 28, 1996, AND DECEMBER 30, 1995

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            1996         1995
                                                                                         -----------  -----------
Current assets:
  Cash and cash equivalents............................................................  $    63,667  $     4,426
  Receivables..........................................................................      329,505      340,215
  Inventories..........................................................................    1,051,313    1,207,329
  Other current assets.................................................................      119,123       98,801
                                                                                         -----------  -----------
      Total current assets.............................................................    1,563,608    1,650,771
Investments and notes receivable.......................................................      205,683      271,763
Investment in direct financing leases..................................................      212,202      225,552
Property and equipment:
  Land.................................................................................       60,867       59,364
  Buildings............................................................................      416,188      406,302
  Fixtures and equipment...............................................................      661,654      667,087
  Leasehold improvements...............................................................      220,182      202,751
  Leased assets under capital leases...................................................      203,491      192,022
                                                                                         -----------  -----------
                                                                                           1,562,382    1,527,526
    Less accumulated depreciation and amortization.....................................     (603,241)    (532,364)
                                                                                         -----------  -----------
      Net property and equipment.......................................................      959,141      995,162
Other assets...........................................................................      118,096      132,338
Goodwill, net..........................................................................      996,446    1,021,099
                                                                                         -----------  -----------
Total assets...........................................................................  $ 4,055,176  $ 4,296,685
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   952,769  $ 1,001,123
  Current maturities of long-term debt.................................................      124,613       53,917
  Current obligations under capital leases.............................................       19,715       19,452
  Other current liabilities............................................................      245,774      211,863
                                                                                         -----------  -----------
      Total current liabilities........................................................    1,342,871    1,286,355
Long-term debt.........................................................................    1,091,606    1,347,987
Long-term obligations under capital leases.............................................      361,685      368,876
Deferred income taxes..................................................................       37,729       40,179
Other liabilities......................................................................      145,327      169,966
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value, authorized--100,000 shares, issued and
    outstanding--37,798 and 37,716 shares..............................................       94,494       94,291
  Capital in excess of par value.......................................................      503,595      501,474
  Reinvested earnings..................................................................      514,408      501,214
  Cumulative currency translation adjustment...........................................       (4,700)      (4,549)
                                                                                         -----------  -----------
                                                                                           1,107,797    1,092,430
    Less ESOP note.....................................................................       (6,942)      (9,108)
    Less additional minimum pension liability..........................................      (24,897)     --
                                                                                         -----------  -----------
      Total shareholders' equity.......................................................    1,075,958    1,083,322
                                                                                         -----------  -----------
Total liabilities and shareholders' equity.............................................  $ 4,055,176  $ 4,296,685
                                                                                         -----------  -----------
                                                                                         -----------  -----------

Receivables include $27 million and $34 million in 1996 and 1995, respectively, due from customers accounted for under the equity method.

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1996                     1995                     1994
                                            -----------------------  -----------------------  -----------------------
                                             SHARES       AMOUNT      SHARES       AMOUNT      SHARES       AMOUNT
                                            ---------  ------------  ---------  ------------  ---------  ------------
Common stock:
  Beginning of year.......................     37,716  $     94,291     37,480  $     93,705     36,940  $     92,350
  Incentive stock and stock ownership
    plans.................................         82           203        236           586        540         1,355
                                            ---------  ------------  ---------  ------------  ---------  ------------
  End of year.............................     37,798        94,494     37,716        94,291     37,480        93,705
                                            ---------  ------------  ---------  ------------  ---------  ------------
                                            ---------                ---------                ---------
Capital in excess of par value:
  Beginning of year.......................                  501,474                  494,966                  489,044
  Incentive stock and stock ownership
    plans.................................                    2,121                    6,508                    5,922
                                                       ------------             ------------             ------------
  End of year.............................                  503,595                  501,474                  494,966
                                                       ------------             ------------             ------------
Reinvested earnings:
  Beginning of year.......................                  501,214                  503,962                  492,250
  Net earnings............................                   26,686                   42,001                   56,169
  Cash dividends, $.36 per share in 1996,
    $1.20 per share in 1995 and 1994......                  (13,492)                 (44,749)                 (44,457)
                                                       ------------             ------------             ------------
  End of year.............................                  514,408                  501,214                  503,962
                                                       ------------             ------------             ------------
Cumulative currency translation
  adjustment:
  Beginning of year.......................                   (4,549)                  (2,972)                    (288)
  Currency translation adjustment.........                     (151)                  (1,577)                  (2,684)
                                                       ------------             ------------             ------------
  End of year.............................                   (4,700)                  (4,549)                  (2,972)
                                                       ------------             ------------             ------------
ESOP note:
  Beginning of year.......................                   (9,108)                 (11,106)                 (12,950)
  Payments................................                    2,166                    1,998                    1,844
                                                       ------------             ------------             ------------
  End of year.............................                   (6,942)                  (9,108)                 (11,106)
                                                       ------------             ------------             ------------
Additional minimum pension liability:
  Beginning of year.......................                  --
  Additional minimum liability
    recognized............................                  (24,897)
                                                       ------------
  End of year.............................                  (24,897)
                                                       ------------
Total shareholders' equity, end of year...             $  1,075,958             $  1,083,322             $  1,078,555
                                                       ------------             ------------             ------------
                                                       ------------             ------------             ------------

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

                                 (IN THOUSANDS)

                                                                              1996         1995          1994
                                                                           -----------  -----------  -------------
Cash flows from operating activities:
  Net earnings...........................................................  $    26,686  $    42,001  $      56,169
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization........................................      187,617      180,796        145,910
    Credit losses........................................................       26,921       30,513         61,218
    Deferred income taxes................................................       (5,451)      12,052         30,430
    Equity investment results............................................       18,458       27,240         14,793
    Consolidation and reserve activities, net............................      (18,042)     (44,375)       (29,304)
    Change in assets and liabilities, excluding effect of acquisitions:
      Receivables........................................................      (13,955)       7,156          1,964
      Inventories........................................................      150,524      149,676         57,689
      Accounts payable...................................................      (45,666)       6,390         30,691
      Other assets and liabilities.......................................         (191)      (7,494)       (36,737)
    Other adjustments, net...............................................          612       (4,956)            39
                                                                           -----------  -----------  -------------
    Net cash provided by operating activities............................      327,513      398,999        332,862
                                                                           -----------  -----------  -------------
Cash flows from investing activities:
  Collections on notes receivable........................................       64,028       88,441        111,149
  Notes receivable funded................................................      (66,298)    (103,771)      (122,206)
  Notes receivable sold..................................................       34,980       77,063       --
  Businesses acquired....................................................      --           (10,654)      (387,488)
  Proceeds from sale of businesses.......................................       13,300      --               6,682
  Purchase of property and equipment.....................................     (128,552)    (116,769)      (150,057)
  Proceeds from sale of property and equipment...........................       15,796       29,907         14,917
  Investments in customers...............................................         (365)     (11,298)       (12,764)
  Proceeds from sale of investments......................................       15,020       17,649          4,933
  Other investing activities.............................................       (4,479)      (4,169)        (2,793)
                                                                           -----------  -----------  -------------
    Net cash used in investing activities................................      (56,570)     (33,601)      (537,627)
                                                                           -----------  -----------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings.....................................      171,000       93,000      2,225,751
  Principal payments on long-term debt...................................     (356,685)    (452,690)    (1,912,717)
  Principal payments on capital lease obligations........................      (19,622)     (17,269)       (13,990)
  Sale of common stock under incentive stock and stock ownership plans...        2,195        7,094          7,277
  Dividends paid.........................................................      (13,447)     (44,749)       (44,457)
  Other financing activities.............................................        4,857       25,290        (30,381)
                                                                           -----------  -----------  -------------
    Net cash provided by (used in) financing activities..................     (211,702)    (389,324)       231,483
                                                                           -----------  -----------  -------------
Net increase (decrease) in cash and cash equivalents.....................       59,241      (23,926)        26,718
Cash and cash equivalents, beginning of year.............................        4,426       28,352          1,634
                                                                           -----------  -----------  -------------
Cash and cash equivalents, end of year...................................  $    63,667  $     4,426  $      28,352
                                                                           -----------  -----------  -------------
                                                                           -----------  -----------  -------------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    The company markets food and related products and offers retail services to supermarkets in 42 states and several other countries. The company also operates approximately 270 company-owned retail food stores in several geographic areas. The company's activities encompass two major businesses: food distribution and company-owned retail food operations.

    FISCAL YEAR

    The company's fiscal year ends on the last Saturday in December. Fiscal years 1996 and 1995 were 52 weeks; 1994 was 53 weeks. The impact of the additional week in 1994 is not material to the results of operations or financial position.

    BASIS OF PRESENTATION

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include all material subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is usually used for investments in certain entities in which the company has an investment in common stock of between 20% and 50%. Under the equity method, original investments are recorded at cost and adjusted by the company's share of earnings or losses of these entities and for declines in estimated realizable values deemed to be other than temporary.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of liquid investments readily convertible to cash with an original maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

    RECEIVABLES

    Receivables include the current portion of customer notes receivable of $34 million in 1996 and $42 million in 1995. Receivables are shown net of allowance for doubtful accounts of $25 million in 1996 and $35 million in 1995. The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

    INVENTORIES

    Inventories are valued at the lower of cost or market. Most grocery and certain perishable inventories, aggregating approximately 70% and 80% of total inventories in 1996 and 1995, respectively, are valued on a last-in, first-out
(LIFO) method. The cost for the remaining inventories is determined by the first-in,

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

first-out (FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $28 million and $22 million at year-end 1996 and 1995, respectively.

    LONG-LIVED ASSETS

    Asset impairments are recorded when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In 1996, the company adopted SFAS No. 121--Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The adoption did not have a material impact on the company's financial position or results of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, are based on the estimated useful asset lives using the straight-line method. The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements--20 to 40 years; warehouse, transportation and other equipment--3 to 10 years; and data processing equipment and software-- 5 to 7 years.

    GOODWILL

    The excess of purchase price over the value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $159 million and $127 million in 1996 and 1995, respectively.

    FINANCIAL INSTRUMENTS

    Interest rate hedge transactions and other financial instruments are utilized to manage interest rate exposure. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the Investments and Notes Receivable and Long-Term Debt notes.

    TAXES ON INCOME

    Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

    FOREIGN CURRENCY TRANSLATION

    Adjustments resulting from the translation of assets and liabilities of an international investment are included in shareholders' equity.

    NET EARNINGS PER SHARE

    Earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

SIGNIFICANT ACQUISITIONS

    In July 1994, the company acquired all the outstanding stock of Haniel Corporation, the parent of Scrivner Inc. ("Scrivner"). The company paid $388 million in cash and refinanced substantially all of Scrivner's existing $670 million indebtedness.

    The acquisition was accounted for as a purchase and the results of operations of Scrivner are included in the consolidated financial statements since the beginning of the third quarter of 1994. The purchase price was allocated based on estimated fair values of assets acquired and liabilities assumed at the date of the acquisition. The excess of purchase price over the fair value of net assets acquired of $583 million is being amortized on a straight-line basis over 40 years.

    Unaudited pro forma information for 1994 summarizing consolidated results of operations of the company and Scrivner as if the acquisition had occurred at the beginning of 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects, is as follows: net sales--$18.9 billion; net earnings--$43 million; net earnings per share--$1.15.

INVESTMENTS AND NOTES RECEIVABLE

    Investments and notes receivable consist of the following:

                                                                           1996        1995
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Investments in and advances to customers..............................  $   72,246  $  103,941
Notes receivable from customers.......................................     107,811     142,015
Other investments and receivables.....................................      25,626      25,807
                                                                        ----------  ----------
Investments and notes receivable......................................  $  205,683  $  271,763
                                                                        ----------  ----------
                                                                        ----------  ----------

    Investments and notes receivable are shown net of reserves of $24 million and $18 million in 1996 and 1995, respectively.

    The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on the notes.

    Components of the company's recorded investment in notes receivable are as follows:

                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN MILLIONS)
Impaired notes, including current portion...............................  $      21  $      28
Credit loss allowance on impaired notes.................................  $       6  $      17
                                                                          ---------  ---------
                                                                          ---------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Activity in the allowance for credit losses is as follows:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                        (IN MILLIONS)
Balance, beginning of year...................................  $      53  $      49  $      63
Charged to costs and expenses................................         27         31         61
Uncollectible accounts written off, net of recoveries........        (36)       (27)      (101)
Asset Impairment.............................................          5     --         --
Acquired reserves............................................     --         --             26
                                                               ---------  ---------  ---------
Balance, end of year.........................................  $      49  $      53  $      49
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The company has sold certain notes receivable at face value with limited recourse. The outstanding balance at year-end 1996 on all notes sold is $102 million, of which the company is contingently liable for $18 million should all the notes become uncollectible.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                  1996          1995
                                                                              ------------  ------------
                                                                                    (IN THOUSANDS)
Term bank loans, due 1997 to 2000, average interest rates of 7.3% and
  6.7%......................................................................  $    591,253  $    659,497
10.625% senior notes due 2001...............................................       300,000       300,000
Floating rate senior notes due 2001, annual payments of $1,000 in 1999 and
  2000, interest rates of 7.9% and 8.1%.....................................       200,000       200,000
Medium-term notes, due 1997 to 2003, average interest rates of 7.1% for both
  years.....................................................................        99,000        99,000
Revolving bank credit, average interest rate of 6.5% and 6.6%...............        20,000        76,000
Uncommitted credit lines, average interest rate of 6.4% in 1995.............       --             50,000
Mortgaged real estate notes and other debt, net of asset sale proceeds
  escrow, varying interest rates from 4% to 14.4%, due 1997 to 2003.........         5,966        17,407
                                                                              ------------  ------------
                                                                                 1,216,219     1,401,904
Less current maturities.....................................................      (124,613)      (53,917)
                                                                              ------------  ------------
Long-term debt..............................................................  $  1,091,606  $  1,347,987
                                                                              ------------  ------------
                                                                              ------------  ------------

    FIVE-YEAR MATURITIES

    Aggregate maturities of long-term debt for the next five years are as follows: 1997-$125 million; 1998-$175 million; 1999-$233 million; 2000-$175 million and 2001-$501 million.

    REVOLVING CREDIT AND TERM LOAN AGREEMENT

    The company has a $1.19 billion committed revolving credit and term loan agreement with a group of banks. The bank credit agreement carries an annual facility fee on the total revolving credit portion and a

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

commitment fee on the unused amount of the revolving credit portion. Interest rates are based on various money market rate options selected by the company at the time of borrowing. Borrowings and commitments by the bank under the revolving credit portion of the bank credit agreement mature in 1999 and the amortizing term bank loan matures in 2000.

    The bank credit agreement and the indentures for the senior notes contain certain financial covenants. The bank credit agreement currently contains the following more significant financial covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $903 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

    At year-end 1996, the company would have been allowed to borrow an additional $484 million under the company's revolving credit facility contained in the bank credit agreement. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio, $55 million of additional fixed charges could have been incurred. The company is currently in compliance with all financial covenants under the bank credit agreement and senior notes.

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

    MEDIUM-TERM NOTES

    The company has registered $565 million in medium-term notes. Of this, $290 million may be issued from time to time, at fixed or floating rates, as determined at the time of issuance. Under the bank credit agreement, new issues of certain kinds of debt must have a maturity after December 2000. The security provisions for the bank credit agreement required the company to equitably and ratably secure the medium-term notes. Security for the medium-term notes consists of a pledge of intercompany receivables.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    INTEREST EXPENSE

    Components of interest expense are as follows:

                                                              1996        1995        1994
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Interest costs incurred:
  Long-term debt.........................................  $  122,859  $  135,254  $   83,748
  Capital lease obligations..............................      35,656      36,132      33,718
  Other..................................................       5,055       4,712       2,969
                                                           ----------  ----------  ----------
  Total incurred.........................................     163,570     176,098     120,435
Less interest capitalized................................        (104)       (708)       (364)
                                                           ----------  ----------  ----------
Interest expense.........................................  $  163,466  $  175,390  $  120,071
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DERIVATIVES

    The company enters into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The classes of derivative financial instruments used include interest rate swaps and caps. The company's policy regarding derivatives is to engage in a financial risk management process to manage its defined exposures to uncertain future changes in interest rates which impact net earnings. The primary purpose of the financial risk management process is to control and limit the potential impact on net earnings, according to pre-established targets, of rate changes in a manner which does not incur unreasonable or unmanageable additional risks or expense.

    The bank credit agreement requires the company to provide interest rate protection on a substantial portion of the related outstanding indebtedness. Strategies for achieving the company's objectives have resulted in the company maintaining interest rate swaps and caps covering $850 million aggregate principal amount of floating rate indebtedness at year-end 1996 and 1995. These amounts exceed the requirements set forth in the bank credit agreement. The maturities for hedge agreements range from 1997 to 2000. The counterparties to these agreements are major national and international financial institutions.

    The interest rate employed on most of the company's floating rate indebtedness is equal to the London interbank offered rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps is 6.95%, covering $600 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through six counterparty banks, and which have an average remaining life of two years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. The company has purchased interest rate cap agreements from two counterparty banks for an additional $250 million of its floating rate indebtedness. The agreements cap LIBOR at 7.33% over the next two years.

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

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

debt (A- or higher from Standard & Poor's Ratings Group or A2 or higher from Moody's Investor Service, Inc.) and the size and diversity of the counterparty banks.

    Derivative financial instruments are reported in the balance sheet where the company has made a cash payment upon entering into or terminating the transaction. The carrying amount is amortized over the initial life of the hedge agreement. The company had a financial basis of $3 million and $5 million in the interest rate cap agreements at year-end 1996 and 1995, respectively. In addition, accrued interest payable or receivable for the interest rate agreements is included in the balance sheet. Payments made or received under interest rate swap or cap agreements are included in interest expense.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year-end 1996 and 1995, the carrying value of debt exceeded the fair value by $30 million and $38 million, respectively.

    For derivatives, the fair value was estimated using termination cash values. At year-end 1996, interest rate hedge agreement values would represent an obligation of $20 million, and at year-end 1995, an obligation of $27 million.

    SUBSIDIARY GUARANTEE OF SENIOR NOTES

    The senior notes are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Financial statements for the subsidiary guarantors are not presented herein because the operations and financial position of such subsidiaries are not material.

    The summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                                                       1996       1995
                                                                     ---------  ---------
                                                                        (IN MILLIONS)
Current assets.....................................................  $      25  $     251
Noncurrent assets..................................................  $      57  $     487
Current liabilities................................................  $       8  $     104
Noncurrent liabilities.............................................  $       1  $       1
                                                                     ---------  ---------
                                                                     ---------  ---------


                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Net sales..........................................................  $     298  $   2,842  $   3,318
Costs and expenses.................................................  $     314  $   2,787  $   3,341
Net earnings (loss)................................................  $      (8) $      27  $     (12)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    A significant number of subsidiaries have been merged into the parent company beginning in 1994, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

LEASE AGREEMENTS

    Capital And Operating Leases: The company leases certain distribution facilities with terms generally ranging from 20 to 25 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years.

    The company leases company-owned retail store facilities with terms generally ranging from 15 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to four renewal options of two to five years. Certain equipment is leased under agreements ranging from two to eight years with no renewal options.

    Accumulated amortization related to leased assets under capital leases was $64 million and $53 million at year-end 1996 and 1995, respectively.

    Future minimum lease payment obligations for leased assets under capital leases as of year-end 1996 are set forth below:

YEARS
------------------------------------------------------------------------------      LEASE
                                                                                 OBLIGATIONS
                                                                                --------------
                                                                                (IN THOUSANDS)
1997..........................................................................   $     25,298
1998..........................................................................         24,821
1999..........................................................................         24,611
2000..........................................................................         23,427
2001..........................................................................         22,628
Later.........................................................................        185,129
                                                                                --------------
Total minimum lease payments..................................................        305,914
Less estimated executory costs................................................           (161)
                                                                                --------------
Net minimum lease payments....................................................        305,753
Less interest.................................................................       (137,891)
                                                                                --------------
Present value of net minimum lease payments...................................        167,862
Less current obligations......................................................         (8,866)
                                                                                --------------
Long-term obligations.........................................................   $    158,996
                                                                                --------------
                                                                                --------------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Future minimum lease payments required at year-end 1996 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

                                 FACILITY    FACILITIES    EQUIPMENT    EQUIPMENT      NET
YEARS                            RENTALS      SUBLEASED     RENTALS     SUBLEASED    RENTALS
-----------------------------  ------------  -----------  -----------  -----------  ----------
                                                       (IN THOUSANDS)
1997.........................  $    160,097  $   (70,905)  $  22,625    $  (2,328)  $  109,489
1998.........................       148,825      (63,283)     15,320       (1,546)      99,316
1999.........................       133,388      (51,822)      8,795         (839)      89,522
2000.........................       120,259      (41,993)      3,456         (570)      81,152
2001.........................       110,891      (34,329)        363          (62)      76,863
Later........................       683,862     (142,122)         63       --          541,803
                               ------------  -----------  -----------  -----------  ----------
Total lease payments.........  $  1,357,322  $  (404,454)  $  50,622    $  (5,345)  $  998,145
                               ------------  -----------  -----------  -----------  ----------
                               ------------  -----------  -----------  -----------  ----------

    The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

                                                              1996        1995        1994
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Minimum rentals..........................................  $  208,250  $  199,834  $  160,065
Contingent rentals.......................................       1,874       1,654         866
Less sublease income.....................................     (88,014)    (92,108)    (77,684)
                                                           ----------  ----------  ----------
Rental expense...........................................  $  122,110  $  109,380  $   83,247
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DIRECT FINANCING LEASES

    The company leases retail store facilities for sublease to customers with terms generally ranging from 15 to 20 years. Most leases provide for a contingent rental based on sales performance in excess of specified minimums. The leases and subleases usually contain provisions for one to four renewal options of two to five years.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 1996:

                                                                    LEASE RENTALS     LEASE
YEARS                                                                RECEIVABLE    OBLIGATIONS
------------------------------------------------------------------  -------------  -----------
                                                                          (IN THOUSANDS)
1997..............................................................   $    36,854   $    30,950
1998..............................................................        34,399        30,934
1999..............................................................        32,232        30,863
2000..............................................................        30,996        29,624
2001..............................................................        30,582        28,443
Later.............................................................       238,046       220,551
                                                                    -------------  -----------
Total minimum lease payments......................................       403,109       371,365
Less estimated executory costs....................................        (1,341)       (1,334)
                                                                    -------------  -----------
Net minimum lease payments........................................       401,768       370,031
Less interest.....................................................      (172,392)     (156,493)
                                                                    -------------  -----------
Present value of net minimum lease payments.......................       229,376       213,538
Less current portion..............................................       (17,174)      (10,849)
                                                                    -------------  -----------
Long-term portion.................................................   $   212,202   $   202,689
                                                                    -------------  -----------
                                                                    -------------  -----------

    Contingent rental income and contingent rental expense are not material.

FACILITIES CONSOLIDATION AND RESTRUCTURING

    In 1993 the company recorded a charge of $108 million for facilities consolidations, reengineering, impairment of retail-related assets and elimination of regional operations. Components of the charge provided for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. Four distribution centers have been closed and one additional facility will be closed as part of the facilities consolidation plan. Reengineering has occurred with respect to approximately 40% of its food distribution sales base, or 17 of its 35 operating units. Most impaired retail-related assets have been disposed or subleased. Regional operations have been eliminated. In 1995 management changed its estimates with respect to the general merchandising operations portion of the reengineering plan and reversed $9 million of the related provision.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Facilities consolidation and restructuring reserve activities are:

                                                                 REENGINEERING/ CONSOLIDATION
                                                                   SEVERANCE     COSTS/ASSET
                                                       TOTAL         COSTS       IMPAIRMENTS
                                                     ----------  -------------  -------------
                                                                  (IN THOUSANDS)
Balance, year-end 1993.............................  $   85,521    $  25,136     $    60,385
Expenditures and write-offs........................     (31,142)      (2,686)        (28,456)
                                                     ----------  -------------  -------------
Balance, year-end 1994.............................      54,379       22,450          31,929
Credited to income.................................      (8,982)      --              (8,982)
Expenditures and write-offs........................     (24,080)      (6,690)        (17,390)
                                                     ----------  -------------  -------------
Balance, year-end 1995.............................      21,317       15,760           5,557
Expenditures and write-offs........................      (2,865)      (2,642)           (223)
                                                     ----------  -------------  -------------
Balance, year-end 1996.............................  $   18,452    $  13,118     $     5,334
                                                     ----------  -------------  -------------
                                                     ----------  -------------  -------------

TAXES ON INCOME

    Components of taxes on income (tax benefit) are as follows:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Current:
  Federal....................................................  $  24,729  $  24,817  $  18,536
  State......................................................      8,609      7,022      7,202
                                                               ---------  ---------  ---------
Total current................................................     33,338     31,839     25,738
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     (4,388)     9,850     22,188
  State......................................................     (1,063)     2,202      8,242
                                                               ---------  ---------  ---------
Total deferred...............................................     (5,451)    12,052     30,430
                                                               ---------  ---------  ---------
Taxes on income..............................................  $  27,887  $  43,891  $  56,168
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                                                1996        1995       1994
                                                             ----------  ----------  ---------
                                                                      (IN THOUSANDS)
Depreciation and amortization..............................  $  (12,561) $  (23,398) $  (4,967)
Inventory..................................................      (6,586)     (2,113)       382
Capital losses.............................................      (2,494)       (854)    --
Asset valuations and reserves..............................      13,567      26,040     20,396
Equity investment results..................................         526        (312)     6,255
Credit losses..............................................       3,995       2,897     11,728
Lease transactions.........................................      (1,298)     (1,170)    (1,448)
Associate benefits.........................................        (478)      2,249     (4,215)
Note sales.................................................         315        (144)    (2,547)
Acquired loss carryforwards................................       1,616       4,422      1,616
Other......................................................      (2,053)      4,435      3,230
                                                             ----------  ----------  ---------
Deferred tax expense (benefit).............................  $   (5,451) $   12,052  $  30,430
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Temporary differences that give rise to deferred tax assets and liabilities as of year-end 1996 and 1995 are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
Depreciation and amortization.........................................  $    9,187  $    8,709
Asset valuations and reserve activities...............................      60,008      75,215
Associate benefits....................................................      83,408      68,783
Credit losses.........................................................      19,891      23,885
Equity investment results.............................................       9,202       9,440
Lease transactions....................................................      13,308      11,840
Inventory.............................................................      16,013      15,954
Acquired loss carryforwards...........................................       4,581       6,198
Capital losses........................................................       3,354         860
Other.................................................................      20,926      18,323
                                                                        ----------  ----------
Gross deferred tax assets.............................................     239,878     239,207
Less valuation allowance..............................................      (4,514)     (4,514)
                                                                        ----------  ----------
Total deferred tax assets.............................................     235,364     234,693
                                                                        ----------  ----------
Deferred tax liabilities:
Depreciation and amortization.........................................     116,842     128,924
Equity investment results.............................................       2,455       2,166
Lease transactions....................................................       1,995       1,825
Inventory.............................................................      52,586      59,113
Associate benefits....................................................      20,931      23,402
Asset valuations and reserve activities...............................         535       8,025
Note sales............................................................       3,754       3,495
Prepaid expenses......................................................       3,162       3,578
Other.................................................................      18,644      17,620
                                                                        ----------  ----------
Total deferred tax liabilities........................................     220,904     248,148
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $   14,460  $  (13,455)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The change in net deferred asset/liability from 1995 to 1996 is allocated $5.4 million to deferred income tax benefit, $16.6 million to stockholders' equity, and $5.8 million to purchase price allocations.

    The valuation allowance relates to $4 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years. Management believes it is more likely than not that all other deferred tax assets will be realized.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                         1996       1995       1994
                                                       ---------  ---------  ---------
Statutory rate.......................................       35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit.......        9.0        7.0        8.9
Acquisition-related differences......................        6.1        8.4        6.9
Other................................................        1.0         .7        (.8)
                                                       ---------  ---------  ---------
Effective rate.......................................       51.1%      51.1%      50.0%
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

SEGMENT INFORMATION

    The following table sets forth the composition of the company's net sales, operating earnings, depreciation and amortization, capital expenditures and identifiable assets. Food distribution includes food and general merchandise distribution.

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                        (IN MILLIONS)
NET SALES
Food distribution............................................  $  14,904  $  16,665  $  15,543
Less sales elimination.......................................     (2,123)    (2,529)    (1,953)
                                                               ---------  ---------  ---------
Net food distribution........................................     12,781     14,136     13,590
Retail food..................................................      3,706      3,366      2,134
                                                               ---------  ---------  ---------
Total........................................................  $  16,487  $  17,502  $  15,724
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
OPERATING EARNINGS
Food distribution............................................  $     299  $     288  $     263
Retail food..................................................         47         46         27
Corporate....................................................       (139)      (119)      (100)
                                                               ---------  ---------  ---------
Total operating earnings.....................................        207        215        190
Interest expense.............................................       (163)      (175)      (120)
Interest income..............................................         49         58         57
Equity investment results....................................        (18)       (21)       (15)
Litigation settlement........................................        (20)    --         --
Facilities consolidation.....................................     --              9     --
                                                               ---------  ---------  ---------
Earnings before taxes........................................  $      55  $      86  $     112
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
DEPRECIATION AND AMORTIZATION
Food distribution............................................  $     107  $     117  $      99
Retail food..................................................         56         43         33
Corporate....................................................         25         21         14
                                                               ---------  ---------  ---------
Total........................................................  $     188  $     181  $     146
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
CAPITAL EXPENDITURES
Food distribution............................................  $      59  $      70  $     107
Retail food..................................................         50         30         26
Corporate....................................................         20         14          7
                                                               ---------  ---------  ---------
Total........................................................  $     129  $     114  $     140
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
IDENTIFIABLE ASSETS
Food distribution............................................  $   2,647  $   3,021  $   3,262
Retail food..................................................        647        588        547
Corporate....................................................        761        688        799
                                                               ---------  ---------  ---------
Total........................................................  $   4,055  $   4,297  $   4,608
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Certain reclassifications have been made to the 1995 information. Equity investment results representing a joint venture in 1995 have been reclassified to retail operating earnings to compare to the 1996 consolidation of that joint venture.

SHAREHOLDERS' EQUITY

    The company offers a Dividend Reinvestment and Stock Purchase Plan which offers shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 125,000 and 283,000 new shares in 1996 and 1995, respectively.

    The company has a rights plan designed to protect stockholders should the company become the target of coercive and unfair takeover tactics. Stockholders have one right for each share of common stock held. In the event of certain defined events that constitute a change of control, each right entitles stockholders (other than any defined acquiror) to purchase 1/100 of a share of new preferred stock at an exercise price of $75 (the "Exercise Price") or to exchange the right upon the payment of the Exercise Price for that number of shares of company common stock determined by dividing twice the Exercise Price ($150) by the then current market price of the common stock. Furthermore, if the company is involved in a merger or other business combination or sale of a specified percentage of assets or earning power, the rights (other than those held by the acquiror) may be used to purchase, for the Exercise Price, that number of shares of the acquiror's common stock determined by dividing twice the Exercise Price by the then current market price of the acquiror's common stock. The rights expire on July 6, 2006. The company is currently involved in litigation regarding a shareholder-proposed bylaw amendment which would require that any rights plan be first approved by shareholders and that the current rights plan be terminated.

    The company has severance agreements with certain management associates. The agreements generally provide two years' salary to these associates if the associate's employment terminates within two years after a change of control. In the event of a change of control, a supplemental trust will be funded to provide for these salary obligations.

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

    The company makes contributions to the ESOP based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2 million per year in 1996, 1995 and 1994. Dividends used by the ESOP for debt service and interest and compensation expense recognized by the company were not material.

    In 1996 and 1995, options with SARs were exercisable for 7,000 and 14,000 shares, respectively. At year-end 1996, there were 210,000 shares available for grant under the unrestricted stock option plans.

    The company has a stock incentive plan that allows awards to key associates of up to 760,000 restricted shares of common stock and phantom stock units. At year-end 1996, 684,000 shares were available for grant under the stock incentive plan. Shares granted are recorded at the market value when issued and amortized to expense as earned. The unamortized portion was $3 million at year-end 1996 and is netted against capital in excess of par value within shareholders' equity.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Stock option and stock incentive transactions are as follows:

                                                                WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE      PRICE RANGE
                                                   -----------  -----------------  ----------------
                                                                (SHARES IN THOUSANDS)
Outstanding, year-end 1993.......................         983       $   35.16      $   4.72 - 42.13
  Granted........................................       1,782       $   25.57      $  24.81 - 29.75
  Exercised......................................          (7)      $   19.50      $   4.72 - 25.19
  Canceled and forfeited.........................        (288)      $   32.83      $  24.94 - 42.13
                                                        -----          ------      ----------------
Outstanding, year-end 1994.......................       2,470       $   28.56      $  10.29 - 42.13
  Granted........................................         118       $   25.52      $  19.44 - 26.44
  Exercised......................................         (10)      $   18.09      $  10.29 - 24.94
  Canceled and forfeited.........................        (457)      $   30.31      $  24.81 - 42.13
                                                        -----          ------      ----------------
Outstanding, year-end 1995.......................       2,121       $   28.06      $  19.44 - 42.13
  Granted........................................       1,005       $   16.67      $  16.38 - 19.75
  Canceled and forfeited.........................        (290)      $   29.07      $  24.81 - 42.13
                                                        -----          ------      ----------------
Outstanding, year-end 1996.......................       2,836       $   23.93      $  16.38 - 42.13
                                                        -----          ------      ----------------
                                                        -----          ------      ----------------

    Information regarding options outstanding at year-end 1996 is as follows:

                                                            ALL OUTSTANDING  OPTIONS CURRENTLY
                                                                OPTIONS         EXERCISABLE
                                                            ---------------  -----------------
                                                                  (SHARES IN THOUSANDS)
Option price $37.06 - $42.13:
  Number of options.......................................           297               297
  Weighted average exercise price.........................     $   38.51         $   38.51
  Weighted average remaining life in years................             3
                                                                  ------            ------
                                                                  ------            ------
Option price $24.81 - $32.90:
  Number of options.......................................         1,519               393
  Weighted average exercise price.........................     $   25.91         $   26.78
  Weighted average remaining life in years................             7
                                                                  ------            ------
                                                                  ------            ------
Option price $16.38 - $19.44:
  Number of options.......................................         1,020                 1
  Weighted average exercise price.........................     $   16.71         $   19.44
  Weighted average remaining life in years................            10
                                                                  ------            ------
                                                                  ------            ------

    In the event of a change of control, the company may accelerate the vesting and payment of any award or make a payment in lieu of an award.

    The company applies APB Opinion No. 25 -- Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123 -- Accounting for Stock-Based Compensation, there would have been no material effect on reported net earnings and earnings per share.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995 are: risk-free interest rate -- approximately 7%; expected lives of options -- 10 years; expected volatility -- 35% to 50%; and expected dividend yield of .5% to 6%.

ASSOCIATE RETIREMENT PLANS

    The company sponsors retirement and profit sharing plans for substantially all non-union and some union associates.

    Benefit calculations for the company's defined benefit retirement plans are primarily a function of years of service and final average earnings at the time of retirement. Final average earnings are the average of the highest five years of compensation during the last 10 years of employment. The company funds these plans by contributing the actuarially computed amounts that meet funding requirements.

    The following table sets forth the company's major qualified defined benefit retirement plans' funded status and the amounts recognized in the statements of earnings. Substantially all the plans' assets are invested in listed stocks, short-term investments and bonds. The significant actuarial assumptions used in the calculation of funded status for 1996 and 1995, respectively are: discount rate -- 7.75% and 7.25%; compensation increases -- 4.5% and 4.0%; and return on assets -- 9.5% for both years.

                                                                1996
                                                    ----------------------------
                                                    ASSETS EXCEED   ACCUMULATED
                                                     ACCUMULATED     BENEFITS
                                                      BENEFITS     EXCEED ASSETS     1995
                                                    -------------  -------------  ----------
                                                                 (IN THOUSANDS)
Actuarial present value of accumulated benefit
  obligations:
  Vested..........................................    $   5,440     $   238,154   $  207,731
  Total...........................................    $   5,590     $   245,014   $  213,390
                                                    -------------  -------------  ----------
                                                    -------------  -------------  ----------
Projected benefit obligations.....................    $   5,590     $   274,494   $  229,649
Plan assets at fair value.........................        8,457         228,679      222,434
                                                    -------------  -------------  ----------
Projected benefit obligation in excess of (less
  than) plan assets...............................       (2,867)         45,815        7,215
Unrecognized net loss.............................         (282)        (63,583)     (37,330)
Unrecognized prior service cost...................           (2)           (434)      (1,039)
Unrecognized net asset............................           83           1,041        1,391
Additional liability..............................       --              33,497       --
                                                    -------------  -------------  ----------
Accrued (prepaid) pension cost....................    $  (3,068)    $    16,336   $  (29,763)
                                                    -------------  -------------  ----------
                                                    -------------  -------------  ----------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Net pension expense includes the following components:

                                                               1996        1995        1994
                                                            ----------  ----------  ----------
                                                                      (IN THOUSANDS)
Service cost..............................................  $   10,802  $   11,348  $    7,288
Interest cost.............................................      19,764      16,367      15,258
Actual (return) loss on plan assets.......................     (22,986)    (45,217)      5,064
                                                            ----------  ----------  ----------
Net amortization and deferral.............................      10,265      29,807     (17,036)
                                                            ----------  ----------  ----------
Net pension expense.......................................  $   17,845  $   12,305  $   10,574
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The company also has nonqualified supplemental retirement plans for selected associates. These plans are unfunded with a projected benefit obligation of $24 million and $23 million; and unrecognized prior service and actuarial losses of $9 million and $11 million at year-end 1996 and 1995, respectively, based on actuarial assumptions consistent with the funded plans. The net pension expense for the unfunded plans was $3 million each year in 1996 and 1995, and $2 million for 1994.

    At year-end 1996, the consolidated balance sheet reflects a $42 million additional minimum liability relating to unfunded accumulated benefit obligations for all of the company's defined benefit plans, a $.9 million related intangible asset, and a $25 million reduction of shareholders' equity, net of future tax benefits.

    Contributory profit sharing plans maintained by the company are for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the board of directors. Expenses for these plans were $3 million each year in 1996 and 1995, and $6 million in 1994.

    Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $84 million, $75 million and $56 million for 1996, 1995 and 1994, respectively.

ASSOCIATE POSTRETIREMENT HEALTH CARE BENEFITS

    The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

    Components of postretirement benefits expense are as follows:

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Service cost.....................................................  $     147  $     137  $     223
Interest cost....................................................      1,443      1,642      1,542
Amortization of net loss.........................................     --            141        196
                                                                   ---------  ---------  ---------
Postretirement expense...........................................  $   1,590  $   1,920  $   1,961
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    The composition of the accumulated postretirement benefit obligation (APBO) and the amounts recognized in the balance sheets are presented below.

                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Retirees................................................................  $  15,843  $  17,197
Fully eligible actives..................................................        689        811
Others..................................................................      1,767      2,216
                                                                          ---------  ---------
APBO....................................................................     18,299     20,224
Unrecognized net (gain) loss............................................        100       (587)
                                                                          ---------  ---------
Accrued postretirement benefit cost.....................................  $  18,399  $  19,637
                                                                          ---------  ---------
                                                                          ---------  ---------

    The weighted average discount rate used in determining the APBO was 7.75% and 7.25% for 1996 and 1995, respectively. For measurement purposes in 1996 and 1995, a 9% and 12%, respectively, annual rate of increase in the per capita cost of covered medical care benefits was assumed. The rate was assumed to decrease to 5% and 6.5% in 1996 and 1995, respectively, by the year 2003, then remain level. If the assumed health care cost increased by 1% for each future year, the current cost and the APBO would have increased by approximately 5% to 6% for all periods presented.

    The company also provides other benefits for certain inactive associates. Expenses related to these benefits are immaterial.

SUPPLEMENTAL CASH FLOWS INFORMATION

                                                            1996        1995         1994
                                                         ----------  ----------  -------------
                                                                    (IN THOUSANDS)
Acquisitions:
  Fair value of assets acquired........................              $  142,458  $   1,575,323
  Less:
  Liabilities assumed or created.......................                 (63,873)    (1,198,050)
    Existing company investment........................                 (51,126)        15,281
    Cash acquired......................................                 (16,805)        (5,066)
                                                                     ----------  -------------
  Cash paid, net of cash acquired......................              $   10,654  $     387,488
                                                                     ----------  -------------
                                                                     ----------  -------------
Cash paid during the year for:
  Interest, net of amounts capitalized.................  $  152,846  $  171,141  $      98,254
  Income taxes, net of refunds.........................  $   32,291  $   (9,593) $      40,414
Direct financing leases and related obligations........  $   17,062  $   28,568  $      15,640
Property and equipment additions by capital leases.....  $   11,111  $    8,840  $      30,606
                                                         ----------  ----------  -------------
                                                         ----------  ----------  -------------

LITIGATION AND CONTINGENCIES

    PREMIUM

    The company and several other defendants were named in two suits filed in U.S. District Court in Miami, Florida, in 1993. The suits involved an allegedly fraudulent scheme conducted by a failed grocery

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

diverter -- Premium Sales Corporation ("Premium") and others in which large losses in the Premium-related entities occurred to the detriment of a class of investors which brought one of the suits. The other suit is by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

    The company denies plaintiffs' accusations and allegations, and denies all wrongdoing, liability, fault or responsibility for loss, if any, with respect to the claims made against it in the Premium litigation. However, to avoid future costs and eliminate uncertainty, the company entered into a settlement agreement with respect to the Premium cases in December 1996. Under the agreement, the plaintiffs (excluding class member opt-outs and non-releasing investors) and all other claimants will dismiss their actions against the company in exchange for a $19.5 million payment plus $500,000 for costs and expenses, and all related claims involving the company will be dismissed.

    The company recorded a charge of $20 million, or $.26 per share, during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December pending finalization. The settlement is subject to, among other conditions, court approval and receipt by the company of releases from investors, including those who might not be bound by the settlement. The company has the right to withdraw the escrowed funds and terminate the settlement if such conditions are not met. As of the date of these financial statements, non-released claims held by investors who would not otherwise be bound by the settlement were estimated to be substantial. In the event the settlement is not consummated, the company expects the litigation will resume. In that event, while management is unable to predict the potential range of monetary exposure to the company, if any, an unfavorable outcome could have a material adverse effect on the company and its financial statements.

    DAVID'S

    The company, a former subsidiary subsequently merged with the company, and a retired executive officer were named in a lawsuit filed by David's Supermarkets, Inc. in the District Court of Johnson County, Texas in 1993 ("David's") alleging product overcharges during a three year period. A jury trial was held in February and March 1996, and on April 12, 1996, judgment was entered against the company in the amount of $207.5 million for violation of the Texas Deceptive Trade Practice Act ("DTPA") plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. Judgment jointly and severally against the executive was entered for $72.6 million plus pre-judgment and post-judgment interest.

    The company posted a supersedeas bond, commenced appeal of the judgment, and filed a motion for a new trial and recusal of the trial judge on grounds unrelated to the merits. Subsequently, the trial judge recused himself and a new judge was assigned to the case who vacated the judgment and granted a new trial, currently scheduled for May 1997. As a result, letters of credit which had partially secured the supersedeas bond were canceled, thereby restoring $135 million to the company's bank facility.

    Plaintiff continues to allege liability on the part of the company (and its co-defendant) as the result of breach of contract, fraud, conspiracy and violation of the DTPA, and seeks substantial actual damages, treble damages, exemplary damages, attorneys' fees, interest and costs, totaling hundreds of millions of dollars. Management is unable to predict the potential range of additional monetary exposure, if any, to the company. However, based upon the large recovery sought and the unexpected result of the first trial, an unfavorable outcome resulting from the new trial could have a material adverse effect on the company and its financial statements.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

    Since the announcement of the initial judgment in the David's litigation, other customers involved in disputes with the company have added allegations of overcharges purporting to be similar to those made in the David's case. Such allegations may also be made by others. Management is unable to predict the potential range of monetary exposure to the company from such allegations, if any. However, if the plaintiff in any of such cases were to be successful in these assertions, the outcome could have a material adverse effect on the company and its financial statements.

    MEGAFOODS

    In August 1994, a former customer, Megafoods Stores, Inc. ("Megafoods" or "debtor"), and certain of its affiliates filed chapter 11 bankruptcy proceedings in Arizona. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million (including claims for future payments and other non-recorded assets). Additionally, the debtor is liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor objected to the company's claims and filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations purporting to be similar to those made in the David's litigation.

    In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy. The settlement, which is subject to approval by the creditors of a revised plan which will encompass the settlement, provides that the company will retain the $12 million deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 of its stores (located primarily in Texas) and two Texas warehouses. The company agreed to lease to the reorganized debtor the furniture, fixtures and equipment in fourteen of the stores for nine years (or until, in each case, the expiration of the store lease) at an annual rental of $18 thousand per store.

    In October 1996, the debtor announced an agreement to sell its 16 Phoenix stores to a local retail grocery chain for net proceeds of approximately $22 million. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement. While there are apparent inconsistencies between the liquidating plan and the settlement agreement, the company expects that the economics of the settlement will remain essentially unchanged.

    The company recorded charges of approximately $6.5 million in 1994, $3.5 million in 1995 and $5.8 million in 1996, and at year-end 1996 had approximately $2.8 million of recorded net assets relating to Megafoods. If the settlement is consummated, the company will make the $2.5 million payment as provided for in the settlement agreement. The company remains contingently liable for stores subleased by the company to Megafoods and for certain leasehold guarantees extended by the company to third parties on Megafoods' behalf.

    CLASS ACTION SUITS

    The company and certain of its present and former officers and directors, including the chief executive officer, have been named as defendants in nine purported class action lawsuits filed by certain of its stockholders and one purported class action lawsuit filed by a noteholder, alleging the company failed to properly disclose and account for the risk associated with the David's litigation. The plaintiffs in five of the stockholder cases also claim the company failed to disclose that it was engaged in an allegedly "deceptive

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

course of business" with its customers that exposed the company to substantial liability which would severely impair the financial condition, performance and value of the company. The plaintiffs seek undetermined but significant damages. Management is unable to predict the ultimate outcome or a potential range of monetary exposure, if any, to the company from these actions. However, an unfavorable outcome in any of them could have a material adverse effect on the company and its financial statements.

    FURR'S

    Furr's Supermarkets, Inc. ("Furr's"), who purchased $546 million of products in 1996 under a supply agreement expiring in 2001, filed a lawsuit in the District Court of Bernalillo County, New Mexico in February 1997 naming as defendants the company, certain company officers and an employee. Furr's claims it has been overcharged for products under the agreement and alleges various causes of action, among them breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practices statutes. Furr's seeks an unspecified monetary award of actual, consequential, incidental and punitive damages, treble damages, interest, attorneys' fees and court costs, and also seeks a declaratory judgment terminating the supply agreement. Prior to filing the lawsuit, Furr's was seeking to exercise the agreement's competitiveness clause and was examining the company's pricing under the agreement. The company believes it has substantially complied with its obligations to Furr's in good faith. Furr's has submitted what it asserts is a qualified competitive bid; the company is examining the submission and, as of the date of these financial statements, had not yet reached any conclusion as to competitiveness. Management is unable to predict the potential range of monetary exposure, if any, to the company. However, the effect of an unfavorable outcome or the loss of the customer's business for any reason could have a material adverse effect on the company and its financial statements.

    OTHER

    The company supplies goods and services to some of its customers (particularly to its large customers) pursuant to supply agreements containing a "competitiveness" clause. Under this clause, the customer may submit to the company a qualified bid from another supplier to provide a comparable range of goods and services at prices lower than those charged by the company by more than an agreed percentage. The company has the right to lower its prices to come within the agreed percentage; if it chooses not to, the customer may accept the competitor's bid. The competitiveness clause is not exercised frequently and disputes regarding the clause must generally be submitted to binding arbitration. Additionally, the company believes that most supply agreements prohibit recovery of both punitive and consequential damages if any litigation ever arises. From time to time, customers of the company may seek to renegotiate the terms of their supply agreements, or exercise the competitiveness clause of such agreements or otherwise alter the terms of their contractual obligations to the company to obtain financial concessions. The company does not believe such efforts have had a material adverse effect on its operations or financial condition.

    The company has purchased insurance to secure its obligation to indemnify its officers and directors against certain liabilities which may result from actions taken on behalf of the company. The company believes this insurance covers potential exposure arising from some of the allegations made in the David's litigation, as well as allegations made in other lawsuits. The company is pursuing a declaratory judgment action against certain of its insurance carriers to resolve certain coverage issues. While the company intends to vigorously assert its rights under the policies, there can be no assurance as to the amount of coverage which may ultimately be available.

           FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                             AND DECEMBER 31, 1994

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

    At year-end 1996, the company has aggregate contingent liabilities for future minimum rental commitments made on behalf of customers with a present value of approximately $82 million.

    The company is a party to various other litigation, tax assessments and other matters, some of which are for substantial amounts, arising in the ordinary course of business. The ultimate effect of such actions cannot be predicted with certainty. Although the settlement of any of these matters may have a material adverse impact on interim or annual results of operations, the company expects that the outcome of these matters will not result in a material adverse effect on liquidity or consolidated financial position.

SUBSEQUENT EVENT

    The company has terminated its share rights plan to be effective on the date the company holds its 1997 annual meeting of shareholders.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

    We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Oklahoma City, Oklahoma
March 4, 1997

                        QUARTERLY FINANCIAL INFORMATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

1996                                                       FIRST         SECOND        THIRD         FOURTH         YEAR
------------------------------------------------------  ------------  ------------  ------------  ------------  -------------
Net sales.............................................  $  5,168,234  $  3,742,331  $  3,705,970  $  3,870,204  $  16,486,739
Costs and expenses (income):
  Cost of sales.......................................     4,711,114     3,397,509     3,373,525     3,522,567     15,004,715
  Selling and administrative..........................       401,523       298,402       281,316       293,408      1,274,649
  Interest expense....................................        55,760        34,330        34,955        38,421        163,466
  Interest income.....................................       (15,424)      (11,301)      (11,610)      (10,787)       (49,122)
  Equity investment results...........................         3,165         4,099         5,708         5,486         18,458
  Litigation settlement...............................       --            --             20,000       --              20,000
                                                        ------------  ------------  ------------  ------------  -------------
    Total costs and expenses..........................     5,156,138     3,723,039     3,703,894     3,849,095     16,432,166
                                                        ------------  ------------  ------------  ------------  -------------
Earnings before taxes.................................        12,096        19,292         2,076        21,109         54,573
Taxes on income.......................................         6,181         9,858         1,061        10,787         27,887
                                                        ------------  ------------  ------------  ------------  -------------
Net earnings..........................................  $      5,915  $      9,434  $      1,015  $     10,322  $      26,686
                                                        ------------  ------------  ------------  ------------  -------------
Net earnings per share................................  $        .16  $        .25  $        .03  $        .27  $         .71
Dividends paid per share..............................  $        .30  $        .02  $        .02  $        .02  $         .36
Weighted average shares outstanding...................        37,739        37,788        37,788       037,794         37,774
                                                        ------------  ------------  ------------  ------------  -------------
                                                        ------------  ------------  ------------  ------------  -------------


1995                                                       FIRST         SECOND        THIRD         FOURTH         YEAR
------------------------------------------------------  ------------  ------------  ------------  ------------  -------------
Net sales.............................................  $  5,458,982  $  4,000,070  $  3,898,361  $  4,144,159  $  17,501,572
Costs and expenses (income):
  Cost of sales.......................................     5,020,518     3,676,391     3,599,252     3,794,878     16,091,039
  Selling and administrative..........................       364,081       264,817       258,020       302,281      1,189,199
  Interest expense....................................        56,397        40,046        38,603        40,344        175,390
  Interest income.....................................       (19,481)      (14,393)      (11,673)      (12,659)       (58,206)
  Equity investment results...........................         6,473         3,074         6,658        11,035         27,240
  Facilities consolidation............................        (8,982)      --            --            --              (8,982)
                                                        ------------  ------------  ------------  ------------  -------------
    Total costs and expenses..........................     5,419,006     3,969,935     3,890,860     4,135,879     17,415,680
                                                        ------------  ------------  ------------  ------------  -------------
Earnings before taxes.................................        39,976        30,135         7,501         8,280         85,892
Taxes on income.......................................        20,428        15,399         3,833         4,231         43,891
                                                        ------------  ------------  ------------  ------------  -------------
Net earnings..........................................  $     19,548  $     14,736  $      3,668  $      4,049  $      42,001
                                                        ------------  ------------  ------------  ------------  -------------
Net earnings per share................................  $        .52  $        .39  $        .10  $        .11  $        1.12
Dividends paid per share..............................  $        .30  $        .30  $        .30  $        .30  $        1.20
Weighted average shares outstanding...................        37,497        37,546        37,619        37,675         37,577
                                                        ------------  ------------  ------------  ------------  -------------
                                                        ------------  ------------  ------------  ------------  -------------

    The first quarter of 1996 includes a $7 million charge related to a judgment in the David's litigation. The charge was classified as follows: $4 million as selling and administrative expenses and $3 million as interest expense. During the second quarter of 1996, this judgment was set aside and vacated, and the charge was reversed. A new charge of $650,000 was recorded. The fourth quarter of 1996 includes a $5 million impairment charge, classified as selling and administrative expense, related to an international investment.

    The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks.

                                                                    SCHEDULE II

                           FLEMING COMPANIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        YEARS ENDED DECEMBER 28, 1996,
                   DECEMBER 30, 1995, AND DECEMBER 31, 1994

                                (in thousands)


                                           Allowance
                                              for
                                         Credit Losses    Current    Noncurrent
                                         -------------    -------    ----------
BALANCE, December 25, 1993                 $  62,595      $44,320     $18,275

Acquired reserves,
 Scrivner acquisition, July 19, 1994          25,950

Charged to costs and expenses                 61,218

Uncollectible accounts written off,
 less recoveries                            (101,196)

BALANCE, December 31, 1994                    48,567      $39,506     $ 9,061

Charged to costs and expenses                 30,513

Uncollectible accounts written off,
 less recoveries                             (25,676)

BALANCE, December 30, 1995                    53,404      $35,136     $18,268

Charged to costs and expenses                 26,921

Uncollectible accounts written off,
 less recoveries                             (35,963)

Asset Impairment                               5,000

BALANCE, December 28, 1996                 $  49,632      $24,659     $24,973