Form 10-Q
period 1997-04-19
FLEMING COMPANIES INC /OK/
filed 1997-05-23
CIK 352949

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 19, 1997

                                          OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                        -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 1997 is as follows:

         Class                               Shares Outstanding
Common stock, $2.50 par value                    37,775,000

                                        INDEX

                                                                      Page
                                                                     Number
Part I.  FINANCIAL INFORMATION:

  Item 1.     Financial Statements

                Consolidated Condensed Statements of Earnings -
                  16 Weeks Ended April 19, 1997,
                  and April 20, 1996

                Consolidated Condensed Balance Sheets -
                  April 19, 1997, and December 28, 1996

                Consolidated Condensed Statements of Cash Flows -
                  16 Weeks Ended April 19, 1997,
                  and April 20, 1996

                Notes to Consolidated Condensed Financial Statements

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

    Item 1.   Legal Proceedings

    Item 4.   Results of Votes of Security Holders

    Item 6.   Exhibits and Reports on Form 8-K

Signatures

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


Consolidated Condensed Statements of Earnings
For the 16 weeks ended April 19, 1997, and April 20, 1996
(In thousands, except per share amounts)

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                                    1997           1996
-----------------------------------------------------------------------------
Net sales                                        $4,752,031     $5,168,234

Costs and expenses:
    Cost of sales                                 4,319,349      4,711,114
    Selling and administrative                      363,716        397,743
    Interest expense                                 48,822         52,430
    Interest income                                 (14,354)       (15,424)
    Equity investment results                         4,078          3,165
    Litigation charge                                19,218          7,110
-----------------------------------------------------------------------------

      Total costs and expenses                    4,740,829      5,156,138
-----------------------------------------------------------------------------

Earnings before taxes                                11,202         12,096
Taxes on income                                       5,938          6,181
-----------------------------------------------------------------------------

Net earnings                                     $    5,264     $    5,915
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Net earnings per share                                 $.14           $.16
Dividends paid per share                               $.02           $.30
Weighted average shares outstanding                  37,801         37,739
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                                     April 19,   December 28,
Assets                                                 1997          1996
-----------------------------------------------------------------------------

Current assets:
    Cash and cash equivalents                       $   58,643     $   63,667
    Receivables                                        320,797        329,505
    Inventories                                        942,113      1,051,313
    Other current assets                               104,909        119,123
-----------------------------------------------------------------------------
      Total current assets                           1,426,462      1,563,608
Investments and notes receivable                       196,806        205,683
Investment in direct financing leases                  209,310        212,202

Property and equipment                               1,579,230      1,562,382
    Less accumulated depreciation
         and amortization                             (637,553)      (603,241)
-----------------------------------------------------------------------------
Net property and equipment                             941,677        959,141
Other assets                                           131,098        118,096
Goodwill                                               991,101        996,446
-----------------------------------------------------------------------------

Total assets                                        $3,896,454     $4,055,176
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                $  757,397     $  952,769
    Current maturities of long-term debt               146,798        124,613
    Current obligations under capital leases            20,205         19,715
    Other current liabilities                          237,908        245,774
-----------------------------------------------------------------------------
      Total current liabilities                      1,162,308      1,342,871
Long-term debt                                       1,125,338      1,091,606
Long-term obligations under capital leases             361,617        361,685
Deferred income taxes                                   22,891         37,729
Other liabilities                                      142,966        145,327

Commitments and contingencies

Shareholders' equity:
    Common stock, $2.50 par value per share             94,510         94,494
    Capital in excess of par value                     503,874        503,595
    Reinvested earnings                                518,920        514,408
    Cumulative currency translation adjustment          (4,700)        (4,700)
-----------------------------------------------------------------------------
                                                     1,112,604      1,107,797
     Less ESOP note                                     (6,373)        (6,942)
     Less additional minimum pension liabilities       (24,897)       (24,897)
-----------------------------------------------------------------------------
      Total shareholders' equity                     1,081,334      1,075,958
-----------------------------------------------------------------------------

Total liabilities and shareholders' equity          $3,896,454     $4,055,176
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 19, 1997, and April 20, 1996
(In thousands)

----------------------------------------------------------------------------
                                                    1997          1996
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                   $   5,264     $   5,915
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                   56,572        55,651
    Credit losses                                    6,444         7,751
    Deferred income taxes                           (3,808)        2,784
    Equity investment results                        4,078         3,165
    Gain on sale of businesses                           -        (3,679)
    Consolidation and reserve payments              (8,241)       (6,102)
    Change in assets and liabilities, excluding
      effect of acquisitions:
      Receivables                                    8,873       (22,859)
      Inventories                                  109,200       128,125
      Accounts payable                            (195,372)     (164,855)
      Other assets and liabilities                  (8,549)       13,298
    Other adjustments, net                            (762)         (395)
----------------------------------------------------------------------------
          Net cash provided by (used in)
            operating activities                   (26,301)       18,799
----------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on notes receivable                   14,530        22,018
  Notes receivable funded                          (12,972)      (26,534)
  Purchase of property and equipment               (27,698)      (26,431)
  Proceeds from sale of
    property and equipment                           4,656         3,049
  Investments in customers                          (4,403)         (141)
  Proceeds from sale of investment                   1,927             -
  Businesses acquired                               (6,597)            -
  Proceeds from sale of businesses                       -         9,244
  Other investing activities                          (554)       (1,115)
----------------------------------------------------------------------------
          Net cash used in
            investing activities                   (31,111)      (19,910)
----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term borrowings               110,000       128,000
  Principal payments on long-term debt             (54,083)      (89,458)
  Principal payments on capital
    lease obligations                               (6,141)       (6,141)
  Sale of common stock under incentive
    stock and stock ownership plans                    206         1,444
  Dividends paid                                      (758)      (11,238)
  Other financing activities                         3,164        (1,170)
----------------------------------------------------------------------------
          Net cash provided by
            financing activities                    52,388        21,437
----------------------------------------------------------------------------
Net increase (decrease)in cash
  and cash equivalents                              (5,024)       20,326
Cash and cash equivalents,
  beginning of period                               63,667         4,426
----------------------------------------------------------------------------
Cash and cash equivalents, end of period         $  58,643     $  24,752
----------------------------------------------------------------------------
Supplemental information:
  Cash paid for interest                         $  39,443     $  43,519
  Cash paid for taxes                            $  17,464     $   6,953
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Fleming Companies, Inc.    See notes to consolidated condensed financial
statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of April 19, 1997, and the consolidated condensed statements of earnings and cash flows for the 16-week periods ended April 19, 1997, and April 20, 1996, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 19, 1997, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature. Earnings per share are computed based on net earnings divided by the weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1996 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $30 million at April 19, 1997, and $28 million at December 28, 1996.

4. In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities (including litigation matters) when management determines that a loss is "probable" and either "quantifiable" or "reasonably estimable". Additionally, the company discloses material loss contingencies when the likelihood of a material loss is greater than "remote" but less than "probable". Set forth below is information regarding material loss contingencies:

Premium
The company and several other defendants were named in two suits filed in U.S. District Court in Miami, Florida, in 1993. The suits involved an allegedly fraudulent scheme conducted by a failed grocery diverter - Premium Sales Corporation ("Premium") - and others in which large losses in the Premium-related entities occurred to the detriment of a class of investors which brought one of the suits. The other suit was brought by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

The company denied plaintiffs' accusations and allegations, and denied all wrongdoing, liability, fault or responsibility for loss, if any, with respect to the claims made against it in the Premium litigation. However, to avoid future costs and eliminate uncertainty, the company entered into a settlement agreement in December 1996. Under the agreement, the plaintiffs (excluding certain non-releasing investors) will dismiss their actions against the company in exchange for a $19.5 million payment plus $500,000 for costs and expenses, and all related claims involving the company will be dismissed.

The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December 1996 pending finalization of the settlement. The settlement remains subject to, among other conditions, court approval and receipt by the company of releases from Premium investors, including those who might not be bound by the settlement.

In April 1997, plaintiffs failed to deliver to the company releases sufficient to meet the requirements of the settlement agreement. Plaintiffs have until June 15, 1997 to submit a proposal to protect the company from exposure to non-releasing investors and the company will have 60 days from the date of submission to accept or reject the proposal. If no proposal is submitted or if the proposal is rejected, the company may terminate the settlement and withdraw its $20 million escrow deposit. If a settlement is not consummated, the company expects the litigation will resume. In that event, while management is unable to predict the potential range of monetary exposure to the company, if any, an unfavorable outcome could have a material adverse effect on the company and its financial statements.

David's
The company, a subsidiary subsequently merged with the company, and a retired executive officer were named in a lawsuit filed by David's Supermarkets, Inc. ("David's") in the District Court of Johnson County, Texas in 1993 alleging product overcharges during a three year period. On April 12, 1996, judgment was entered against the company in the amount of $207.5 million plus pre-judgment interest of $3.7 million and post-judgment interest at the rate of 10% per annum. The retired executive was held jointly and severally liable for $72.6 million plus pre-judgment and post-judgment interest. In the first quarter of 1996 the company accrued $7.1 million as the result of the judgment. During the second quarter, the trial judge recused himself and a new judge was assigned to the case who vacated the judgment and granted a new trial. The initial accrual was reversed and a new accrual for $650,000 was established.

The company denies the plaintiff's allegations; however, to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal of all of plaintiff's claims against the company, with prejudice, resulting in a charge to earnings of $19.2 million.

Furr's
Furr's Supermarkets, Inc. ("Furr's"), who purchased $546 million of products from the company in 1996 under a supply agreement expiring in 2001, filed a lawsuit in the District Court of Bernalillo County, New Mexico, in February 1997 naming as defendants the company, certain company officers and a company employee. Furr's claims it has been overcharged for products under the supply agreement and alleges various causes of action, among them breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practices statutes. Furr's seeks an unspecified monetary award of actual, consequential, incidental and punitive damages, treble damages, interest, attorneys' fees and court costs, and also seeks a declaratory judgment terminating the supply agreement. The company has removed the case to the United States District Court for New Mexico. The company believes it has substantially complied with its obligations to Furr's in good faith.

Prior to filing the lawsuit, Furr's sought to exercise the supply agreement's competitiveness clause and was seeking to audit the company's pricing under the contract. Furr's submitted what it asserted is a "qualified competitive bid" as defined in the supply agreement. If a qualifying bid is submitted and found to be competitive (as defined in the supply agreement) Fleming could either match the bid (within an established range) or permit Furr's to accept the competitor's bid. Fleming has rejected the bid as not qualifying under the contract and invoked the arbitration clause of the supply agreement. All issues regarding the competitiveness clause are pending in arbitration in New Mexico.

Management is unable to predict the potential range of monetary exposure, if any, to the company. However, the effect of an unfavorable outcome or the loss of Furr's business, for any reason, could have a material adverse effect on the company and its financial statements.

Megafoods
In August 1994, a former customer, Megafoods Stores, Inc. ("Megafoods" or the "debtor"), and certain of its affiliates filed chapter 11 bankruptcy proceedings in Arizona. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million (including claims for future payments and other non-recorded assets). Additionally, the debtor is liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor objected to the company's claims and filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations of overcharges for products.

In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy. The settlement, which is subject to approval by the creditors of a revised plan which encompasses the settlement, provides that the company will retain the $12 million deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 stores and two storage facilities. The company agreed to lease to the reorganized debtor the furniture, fixtures and equipment in fourteen of the stores for nine years (or until, in each case, the expiration of the store lease) at an annual rental of $18 thousand per store.

During the fourth quarter of 1996, the debtor sold its 16 Phoenix stores to a local retail grocery chain; no distribution was made to the unsecured creditors. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement agreement. The confirmation hearing for the debtor's plan is set for June 30, 1997. On May 13, 1997 the court accepted a bid to purchase the debtor's Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. Upon consummation of this sale, the debtor will have disposed of substantially all of its material physical assets. The company does not anticipate receiving any distribution from the sale of the Texas assets.

The company recorded charges relating to Megafoods of approximately $6.5 million in 1994, $3.5 million in 1995, $5.8 million in 1996 and has not recorded a charge to date in 1997. At April 19, 1997 approximately $3.1 million of recorded net assets relating to Megafoods remained on the company's books. If the settlement is consummated, the company will remain contingently liable for stores subleased by the company to Megafoods and for certain leasehold guarantees extended by the company to third parties on Megafoods' behalf.

Class Action Suits
In 1996, the company and certain of its present and former officers and directors, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain stockholders and one purported class action lawsuit filed by a noteholder. In April 1997, the court consolidated the nine stockholder cases under the City of Philadelphia, et al.
v. Fleming Companies, Inc., et al. case; the noteholder case was also consolidated, but only for pre-trial purpose. A consolidated complaint has been filed in the City of Philadelphia case alleging liability for the company's failure to properly account for and disclose (i) the contingent liability created by the David's litigation (the David's case has been settled; see above) and (ii) the company's "deceptive business practices," which led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies the allegations.

The plaintiffs seek undetermined but significant damages. Management is unable to predict the ultimate outcome of the cases or a potential range of monetary exposure, if any, to the company. However, an unfavorable outcome in this litigation could have a material adverse effect on the company and its financial statements.

Other
The company is a party to various other litigation, tax assessments and other matters, some of which are for substantial amounts, arising in the ordinary course of business. The ultimate effect of such actions cannot be predicted with certainty. Although the result of any of these matters may have a material adverse impact on interim or annual results of operations, the company does not expect that the outcome of any of these matters will result in a material adverse effect on liquidity or consolidated financial position.

5. Certain indebtedness is guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

The following summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                    April 19,           April 20,
         (In millions)                 1997               1996
         ---------------------------------------------------------
         Current assets                $19                 $22
         Noncurrent assets             $63                 $59
         Current liabilities           $10                 $ 9
         Noncurrent liabilities          -                   -

                                            16 weeks ended
                                    April 19,           April 20,
         (In millions)                 1997               1996
         ---------------------------------------------------------
         Net sales                      $89               $109
         Costs and expenses             $92               $115
         Net earnings (loss)            $(1)              $ (3)

During the last three years, a significant number of subsidiary guarantors merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

6. The accompanying earnings statements include the following:

                                                    16 weeks
                                             ---------------------
         (In thousands)                        1997        1996
         ---------------------------------------------------------

         Depreciation and amortization
           (includes amortized costs in
           interest expense)                  $56,572     $55,651
         Amortized costs in interest expense  $ 3,045     $ 2,627

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Set forth in the following table is information for the first interim periods of 1997 and 1996 regarding components of the company's earnings expressed as a percentage of net sales.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
First Interim Period                                       1997          1996
------------------------------------------------------------------------------

Net sales                                                 100.00%      100.00%

Gross margin                                                9.11         8.84
Less:
Selling and administrative                                  7.66         7.70
Interest expense                                            1.03         1.01
Interest income                                             (.30)        (.30)
Equity investment results                                    .09          .06
Litigation charge                                            .40          .14
------------------------------------------------------------------------------

Total expenses                                              8.88         8.61
------------------------------------------------------------------------------

Earnings before taxes                                        .23          .23
Taxes on income                                              .12          .12
------------------------------------------------------------------------------

Net earnings                                                 .11%         .11%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Net sales
Sales for the first quarter (16 weeks) of 1997 decreased by $.4 billion, or 8%, to $4.8 billion from $5.2 billion for the same period in 1996. Several factors, none of which are individually material, adversely affected net sales including: lower sales at certain company-owned retail stores, the closing or sale of certain other company-owned retail stores and a reduced amount of new business which, the company believes, was caused, in part, by the adverse publicity surrounding various litigation matters. See Note 4. to the financial statements.

Retail sales generated by the same stores for the first quarter of 1997 compared to the same period in 1996 decreased 2.3%. The decrease was attributable, in part, to severe weather and new stores opened by competitors in some markets which negatively affected sales. Additionally, because Easter was earlier in 1997, the post-Easter week, which typically has lower sales volume, occurred in the first quarter of 1997 versus the second quarter of 1996.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the first quarter of 1997, food price inflation was less than 1% compared to approximately 2% in the first quarter of 1996.

Gross margin
Gross margin for the first quarter of 1997 decreased by $24 million, or 5%, to $433 million from $457 million for the same period of 1996, but increased as a percentage of net sales to 9.11% from 8.84% for the same period in 1996. The increase in gross margin percentage was primarily due to improved gross margins at retail stores. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1997 compared to 1996, reflecting productivity improvements. The food price inflation discussed above resulted in a $2.4 million LIFO charge for the quarter, compared to a $.8 million charge for the 1996 period.

Selling and administrative expenses
Selling and administrative expenses for the first quarter of 1997 decreased by $34 million, or 9%, to $364 million from $398 million for the same period in 1996 and decreased as a percentage of net sales to 7.66% for 1997 from 7.70% in 1996. The percentage decrease was principally due to reduced corporate expenses in 1997 in the information technology area. The decrease was partially offset by an increase in incentive compensation expense in 1997 compared to 1996.

As more fully described in the 1996 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers. In addition, the company guarantees debt and lease obligations of certain customers.

Credit loss expense is included in selling and administrative expenses and for the first quarter of 1997 decreased by $2 million to $6 million from $8 million for the comparable period in 1996. Since 1994, tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense.

Interest expense
Interest expense for the first quarter of 1997 decreased $3 million to $49 million from $52 million for the same period in 1996. Lower borrowing levels offset in part by higher borrowing costs for bank debt in 1997 compared to 1996 primarily accounted for the improvement.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate caps and swaps. For 1997, interest rate hedge agreements contributed $2.7 million of net interest expense, compared to $3.1 million in 1996, due to lower average floating interest rates.

The company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. The company's bank credit agreement requires the company to provide interest rate protection on a substantial portion of the indebtedness outstanding thereunder. The company has entered into interest rate swaps and caps covering $650 million aggregate principal amount of floating rate indebtedness. In the first fiscal quarter of 1997, the company terminated certain hedge transactions covering $200 million aggregate principal amount of floating rate indebtedness. The cost of the termination was immaterial.

The stated interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The average fixed interest rate paid by the company on the interest rate swaps was 7.1%, covering $400 million of floating rate indebtedness. The interest rate swap agreements, which are implemented through five counterparty banks and at April 19, 1997 had an average remaining life of 1.6 years, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness. For the remaining $250 million, the company has purchased interest rate cap agreements from two counterparty banks. The agreements cap LIBOR at 7.33% over the next 1.7 years. Payments made or received under interest rate swap and cap agreements are included in interest expense.

Interest income
Interest income for the first quarter of 1997 decreased by $1 million to $14 million from $15 million for the same period in 1996. The decrease is primarily due to the notes receivable sale in the third quarter of 1996 when the company sold $35 million of notes receivable with limited recourse. The sale (together with decreased lending due to tighter credit policies) reduced the amount of notes receivable available to produce interest income.

Equity investment results
The company's portion of operating losses from equity investments for the first quarter of 1997 increased to $4 million from $3 million for the same period in 1996. The increase was primarily due to increased losses from international investments and certain of the other underlying equity investment entities.

Litigation charge
In the first quarter of 1997, the company paid $19.9 million in complete settlement of the David's litigation. In the first quarter of 1996 the company had accrued $7.1 million as the result of a jury verdict regarding the case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. See Note 4. to the financial statements.

Taxes on income
The estimated effective tax rate for the first quarter of 1997 was 53.0% compared to 51.1% for the same period in 1996. The increase is primarily due to lower earnings in 1997 with basically the same nondeductible dollar amounts.

Litigation and contingencies
From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local rules, regulations, ordinances and laws which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records a charge reflecting such exposure when a loss is deemed by management to be "probable" and either "quantifiable" or "reasonably estimable." See "Litigation charge."

In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." See Note 4. to the financial statements and Part II., Item 1. Legal Proceedings, each of which appear elsewhere in this report and are incorporated herein by reference. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial position.

Other
Several factors negatively affecting earnings in the first quarter of 1997 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and legal fees and expenses related to litigation.

Segment information
Sales and operating earnings for the company's food distribution and retail food segments are presented below.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                          First Interim Period
    ($ in millions)                      1997              1996
------------------------------------------------------------------------------

    Sales:
      Food distribution                 $3,688            $3,981
      Retail food                        1,064             1,187
------------------------------------------------------------------------------

    Total sales                         $4,752            $5,168
------------------------------------------------------------------------------
------------------------------------------------------------------------------

    Operating earnings:
      Food distribution                 $  85             $   89
      Retail food                          26                 15
      Corporate expense                   (42)               (48)
------------------------------------------------------------------------------

    Total operating earnings            $  69             $   56
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, litigation charge and taxes on income.

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost. 1996 corporate expense has been restated to exclude litigation charge which is a separate line on the earnings statements.

Liquidity and Capital Resources

During the first fiscal quarter of 1997, the company experienced a temporary net increase in total debt of $57 million due primarily to working capital requirements. Set forth below is certain information regarding the company's capital structure at the end of the first quarter of 1997 and at the end of fiscal 1996:

-----------------------------------------------------------------------------
    Capital Structure (In millions)  April 19, 1997     December 28, 1996
-----------------------------------------------------------------------------
    Long-term debt                  $1,272      46.5%    $1,216      45.5%
    Capital lease obligations          382      14.0        381      14.2
-----------------------------------------------------------------------------
    Total debt                       1,654      60.5      1,597      59.7
    Shareholders' equity             1,081      39.5      1,076      40.3
-----------------------------------------------------------------------------
    Total capital                   $2,735     100.0%    $2,673     100.0%
-----------------------------------------------------------------------------

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

Operating activities generated negative net cash flows of $26 million for the first quarter of 1997 compared to positive net cash flows in 1996 of $19 million. The decrease was due, in part, to the David's litigation settlement. The decrease was also due to a lower level of decrease in inventories and a higher level of decrease in accounts payable in the first quarter of 1997 compared to the same period in 1996. Working capital was $264 million at the end of the first quarter 1997, an increase from $221 million at year-end 1996. The current ratio increased to 1.23 to 1 at the end of the first quarter 1997 from 1.16 to 1 at year-end 1996.

In pursuit of the company's stated goal of reducing the ratio of debt to equity, the company may seek to sell assets or equity securities and apply the proceeds to early debt reduction. Additionally, scheduled amortization of the company's long-term debt obligations requires principal reductions of approximately $125 million in 1997, $175 million in 1998, $233 million in 1999, $175 million in 2000 and $501 million in 2001. If anticipated net cash flows from operations appear to be insufficient to satisfy these obligations, the company may seek to liquidate assets, issue additional debt or equity, or otherwise refinance such obligations.

The company's current capital structure includes bank loans under the company's bank credit agreement which consists of a $534 million amortizing term loan with final maturity of June 2000 and a $596 million revolving credit facility with final maturity of July 1999. Other components of the company's capital structure consist of $300 million of 10.625% seven-year senior notes and $200 million of floating rate seven-year senior notes, each of which matures in December 2001, $99 million of medium-term notes and $9 million of other debt.

The company's principal sources of liquidity are cash flows from operating activities and borrowings under its bank credit agreement. At the end of the first quarter of 1997, $534 million was borrowed on the amortizing term loan facility, $96 million of letters of credit had been issued (reducing bank credit capacity on a dollar-for-dollar basis) and $130 million was borrowed under the $596 million revolving credit facility of the bank credit agreement.

The bank credit agreement and the indentures for the senior notes contain customary covenants associated with similar facilities. The bank credit agreement currently contains the following more significant financial covenants: maintenance of a consolidated debt-to-net worth ratio of not more than 2.25 to 1; maintenance of a minimum consolidated net worth of at least $910 million; maintenance of a fixed charge coverage ratio of at least 1.1 to 1; a limitation on dividend payments of $.08 per share, per quarter; and limitations on capital expenditures. Covenants associated with the senior notes are generally less restrictive than those of the bank credit agreement.

At the end of the first quarter of 1997, the company would have been allowed to borrow an additional $370 million under the company's revolving credit facility contained in the bank credit agreement. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio, $58 million of additional fixed charges could have been incurred. The company is currently in compliance with all financial covenants under the bank credit agreement and senior notes. Continued compliance will depend on the company's ability to generate sufficient earnings and cash flow and on the outcome of certain litigation matters. See Note 4. to the financial statements.

The company's senior unsecured debt is rated Ba3 by Moody's Investors Service ("Moody's") and B+ by Standard & Poor's Ratings Group ("Standard & Poor's"). In addition, the company has a corporate rating of BB by Standard & Poor's. The company's bank debt is rated Ba2 by Moody's and Moody's has assigned a counterparty rating of Ba2. On March 25, 1997, Moody's confirmed its ratings for the company, but changed its outlook to reflect the company's weak positioning at its ratings levels. Moody's actions followed the company's announcements of 1996 earnings, the settlement of the David's lawsuit and the filing of the lawsuit by Furr's. Pricing under the bank credit agreement automatically increases or decreases with respect to certain credit rating declines or improvements, respectively, based upon Moody's and Standard & Poor's ratings of the company's senior unsecured debt.

The credit agreement may be terminated in the event of a defined change of control. Under the indentures for the senior notes, the noteholders may require the company to repurchase the notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At the end of the first quarter of 1997, the company had a total of $96 million of contingent obligations under undrawn letters of credit, primarily related to insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowing under the credit agreement.

Capital expenditures for the first quarter of 1997 were $28 million compared to $26 million for the same period in 1996. Management expects that total capital expenditures for 1997, excluding acquisitions, if any, will approximate $145 million compared to $129 million actual expenditures in 1996.

The debt-to-capital ratio at the end of the first quarter of 1997 was 60.5%, slightly higher than year-end 1996. The company's long-term target ratio is between 50% to 55%.

The composite interest rate for total funded debt (excluding capital lease obligations) before the effect of interest rate hedges was 8.2% at April 19, 1997, versus 7.5% at April 20, 1996. Including the effect of interest rate hedges, the composite interest rate of debt was 9.0% and 8.4% at the quarter ends, respectively.

In March 1996, the Board of Directors declared a quarterly cash dividend of $.02 per share for the second quarter of 1996, a reduction of $.28 per share from the first quarter. In each of the four quarters since then the Board of Directors has declared dividends of $.02 each quarter.

Management believes that the cash flows from operating activities and the company's ability to borrow under the bank credit agreement will be adequate to meet working capital needs, capital expenditures and other cash needs for the next twelve months.

Forward-Looking Information

This report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in the report refer to, among other matters, the company's expectations regarding the adequacy of capital and liquidity.
These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are the continuation of competitive pressures on pricing, the implementation of the company's reengineering programs, the company's inability to achieve cost savings due to unexpected developments, changed plans regarding capital expenditures, adverse developments with respect to litigation and other contingency matters together with world and national economic conditions, and the impact of such conditions on consumer spending.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable, or as to which a material development has occurred, since the date of the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(1) Tropin v. Thenen, et al., Case No. 93-2502-CIV-Moreno, United States District Court, Southern District of Florida.
Walco Investments, Inc., et al. v. Thenen, et al., Case No. 93-2534-CIV-Moreno, United States District Court, Southern District of Florida.

In April 1997, plaintiffs failed to deliver to the company releases sufficient to meet the requirements of the settlement agreement among the parties (which agreement also remains subject to court approval). Plaintiffs have until June 15, 1997 to submit a proposal to protect the company from exposure to non-releasing investors, and the company will have 60 days from the date of submission to accept or reject the proposal. If no proposal is submitted, or if the proposal is rejected, the company has the right to terminate the settlement and withdraw its $20 million escrow deposit. If a settlement is not consummated, the company expects that the litigation will resume. (See "Premium" in Note 4. to the financial statements for a further description of these cases.)

(2) David's Supermarkets, Inc. vs. Fleming Companies, Inc., et al., Case No. 246-93, In the District Court of Johnson County, Texas.

In April 1997, the company paid $19.9 million to the plaintiff in exchange for dismissal of all of plaintiff's claims against the company, with prejudice, in complete settlement of this lawsuit. (See "David's" in Note 4. to the financial statements for a further description of this case.)

(3) Furr's Supermarkets, Inc. vs. Fleming Companies, Inc., et al., Case No. CV-97-01526, Second Judicial District Court, Bernalillo County, New Mexico.

The company has removed the case to the United States District Court for New Mexico. The company also rejected the third-party supply proposal submitted by Furr's as not qualifying as a "competitive bid" within the meaning of the supply agreement and has invoked the arbitration provisions of the agreement. All issues concerning the competitiveness clause are currently pending in arbitration in New Mexico. (See "Furr's" in Note 4. to the financial statements for a further description of this case.)

(4) In re: Megafoods Stores, Inc. and related proceedings, Case No. B-94-07411-P8X-RTB, U.S. Bankruptcy Court for the district of Arizona.

The hearing date for confirmation of the debtor's plan of liquidation has been set for June 30, 1997. On May 13, 1997, the court accepted a bid to purchase the debtor's Texas assets and the purchaser agreed to assume the debtor's obligation to lease certain property from the company. Upon consummation of this sale, the debtor will have disposed of substantially all of its physical assets. (See "Megafoods" in Note 4. to the financial statements for a further description of this case.)

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

In April 1997, the court consolidated all nine stockholder cases under the City of Philadelphia, et al. v. Fleming Companies, Inc., et al. case. A purported class action brought on behalf of certain noteholders, Mark, et al.
v. Fleming Companies, Inc., et al., was also consolidated but for pre-trial purposes only. A consolidated complaint has been filed in the City of Philadelphia case alleging liability based upon the company's failure to properly account for and disclose (i) the contingent liability created by the pendency of the David's litigation (the David's case has been settled; see above) and (ii) the company's "deceptive business practices," which led to the David's litigation and to material liability to others, caused the company to change its manner of conducting business at great cost and loss of profits, and which materially inflated the trading prices of the company's common stock. The company denies the allegations. No date has yet been set for trial. (See "Class Action Suits" in Note 4. to the financial statements for a further description of these cases.)

(6) Century Shopping Center Fund I v. Malone & Hyde, Inc.; Case No. 88-CV-018071; Milwaukee County Circuit Court, State of Wisconsin.
Marquette Pharmacy, Inc., et al. v. Malone & Hyde, Inc.; Case No. 93-CV-008413; Milwaukee County Circuit Court, State of Wisconsin.
Ronald P. Huntley, as and only as trustee in bankruptcy of Howell Plaza, Inc. v. Malone & Hyde, Inc.; Case No. 93-CV-013728; Milwaukee County Circuit Court, State of Wisconsin

Century Shopping Center Fund I ("Century Fund I") commenced this action in November 1988 seeking injunctive relief and monetary damages of an unspecified amount against a subsidiary which was subsequently merged into the company. The plaintiff originally obtained a temporary restraining order preventing the subsidiary from closing a store at the Howell Plaza Shopping Center, for which the plaintiff was the landlord, and from opening a new store at a competing shopping center located nearby. Shortly thereafter, the order was dissolved by the court and the stores opened and closed as scheduled. Following the closure of the store, a number of shopping center tenants and the center itself experienced financial difficulty ultimately resulting in bankruptcy.

In November 1993, the court granted Century Fund I leave to amend its complaint to allege breach of contract, tortious interference with contract, tortious interference to business, defamation, attempted monopolization, conspiracy to monopolize, conspiracy to restrain trade, and monopolization. Plaintiff claims that defendant and defendant's new landlord conspired to force the Howell Plaza Shopping Center out of business.

In June 1993, three former tenants of the Howell Plaza Shopping Center filed the Marquette Pharmacy, Inc. case and in September 1993, the trustee in bankruptcy for Howell Plaza, Inc. (the predecessor to Century Fund I and its successor as defendant's landlord) filed the Huntley case. The allegations of the Marquette Pharmacy case and the Huntley case are very similar to the allegations made in the Century Fund I case.

In June 1994, the trial court granted defendant's motion to dismiss all three cases. That decision was reversed in August 1995 by the Wisconsin Court of Appeals. The matter was remanded to the trial court and discovery is underway. The cases have been consolidated and are presently set for trial in September 1997.

Plaintiffs seek actual damages, consequential damages, treble damages, punitive damages, attorneys' fees, court costs and other appropriate relief. In March 1997, plaintiffs supplied the company with an analysis of damages; alleged actual damages, after trebling but excluding any estimated punitive damages, amounted to approximately $18 million. This case has not previously been reported.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on April 30, 1997. Matters voted on were as follows:

Election of directors - Carol B. Hallett and Guy A. Osborn were each elected members of the Board of Directors for terms expiring in 2000. Directors whose terms of office continued are Robert E. Stauth, Archie R. Dykes, Jack W. Baker, Edward C. Joullian III, Howard H. Leach and John A. McMillan.

Approval of Associate Stock Purchase Plan - Shareholders approved the plan, which offers eligible associates the opportunity to purchase the company's common stock through payroll deductions at 85% of defined market value.

Election of independent auditors - Shareholders ratified Deloitte & Touche LLP as independent auditors for 1997.

Shareholder proposal regarding bylaw amendment - Shareholders approved an amendment to the company's bylaws proposed by a shareholder which requires shareholder approval before the company may adopt or maintain a poison pill, shareholder rights plan, rights agreement or any other form of "poison pill."

The number of votes cast for the above matters is as follows (votes in thousands):

                            For        Against     Abstain
Election of Directors
  Carol B. Hallett        29,739        2,734
  Guy A. Osborn           29,787        2,686

Associate Stock
 Purchase Plan            30,858        1,409          206

Independent auditors      32,107          221          144

Shareholder proposal      17,752       10,933          647

No other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number                                     Page Number

          12   Computation of Ratio of Earnings
                 to Fixed Charges

          27   Financial Data Schedule

(b) Reports on Form 8-K:

On February 28, 1997, registrant reported under Item 5. that Furr's Supermarkets, Inc. ("Furr's"), the company's largest customer, filed suit in New Mexico naming as defendants the company and certain of its officers and an employee. Furr's claims it has been overcharged for products under its supply agreement with the company and alleges various causes of action, among them breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practice statutes.

On March 21, 1997, the registrant reported under Item 5. that the company had agreed to pay David's Supermarkets, Inc. ("David's") $19.9 million in complete settlement of David's lawsuit against the company.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FLEMING COMPANIES, INC.
                                            (Registrant)


Date: May 23, 1997                     /s/ KEVIN J. TWOMEY
                                       --------------------------------------
                                           Kevin J. Twomey
                                           Vice President-Controller
                                           (Principal Accounting Officer)