Form 10-Q
period 1997-07-12
FLEMING COMPANIES INC /OK/
filed 1997-08-25
CIK 352949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 1997

                                                  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8140

                            ------------------------

                            FLEMING COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

        OKLAHOMA               48-0222760
(State of Incorporation)    (I.R.S. Employer
                           Identification No.)

     6301 WATERFORD
  BOULEVARD, BOX 26647
OKLAHOMA CITY, OKLAHOMA           73126
 (Address of principal         (Zip code)
   executive offices)

       Registrant's telephone number, including area code: (405) 840-7200

   (Former name, former address and former fiscal year, if changed since last report.)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997 is as follows:

                    Class                                      Shares Outstanding
        Common stock, $2.50 par value                              37,804,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                          PAGE NUMBER
                                                                                                          -----------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Condensed Statements of Earnings --
      12 Weeks Ended July 12, 1997, and July 13, 1996...................................................           3

    Consolidated Condensed Statements of Earnings --
      28 Weeks Ended July 12, 1997, and July 13, 1996...................................................           4

    Consolidated Condensed Balance Sheets--
      July 12, 1997, and December 28, 1996..............................................................           5

    Consolidated Condensed Statements of Cash Flows--
      28 Weeks Ended July 12, 1997, and July 13, 1996...................................................           6

    Notes to Consolidated Condensed Financial Statements................................................           7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................          14

PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings............................................................................          23

  Item 6.  Exhibits and Reports on Form 8-K.............................................................          25

Signatures..............................................................................................          26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

            FOR THE 12 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  3,550,654  $  3,742,331
Costs and expenses:
  Cost of sales.......................................................................     3,219,989     3,397,509
  Selling and administrative..........................................................       274,878       301,532
  Interest expense....................................................................        36,223        37,660
  Interest income.....................................................................       (10,940)      (11,301)
  Equity investment results...........................................................         3,239         4,099
  Litigation charge...................................................................       --             (6,460)
                                                                                        ------------  ------------
    Total costs and expenses..........................................................     3,523,389     3,723,039
                                                                                        ------------  ------------
Earnings before taxes.................................................................        27,265        19,292
Taxes on income.......................................................................        12,378         9,858
                                                                                        ------------  ------------
Earnings before extraordinary charge..................................................        14,887         9,434
Extraordinary charge from early retirement of debt (net of taxes).....................        13,330       --
                                                                                        ------------  ------------
Net earnings..........................................................................  $      1,557  $      9,434
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net earnings per share:
  Earnings before extraordinary charge................................................  $        .39  $        .25
  Extraordinary charge................................................................           .35       --
                                                                                        ------------  ------------
  Net earnings........................................................................  $        .04  $        .25
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................  $        .02  $        .02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................        37,804        37,788
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

            FOR THE 28 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  8,302,685  $  8,910,565
Costs and expenses:
  Cost of sales.......................................................................     7,539,338     8,108,623
  Selling and administrative..........................................................       638,594       699,275
  Interest expense....................................................................        85,045        90,090
  Interest income.....................................................................       (25,294)      (26,725)
  Equity investment results...........................................................         7,317         7,264
  Litigation charge...................................................................        19,218           650
                                                                                        ------------  ------------
    Total costs and expenses..........................................................     8,264,218     8,879,177
                                                                                        ------------  ------------
Earnings before taxes.................................................................        38,467        31,388
Taxes on income.......................................................................        18,316        16,039
                                                                                        ------------  ------------
Earnings before extraordinary charge..................................................        20,151        15,349
Extraordinary charge from early retirement of debt (net of taxes).....................        13,330       --
                                                                                        ------------  ------------
Net earnings..........................................................................  $      6,821  $     15,349
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net earnings per share:
  Earnings before extraordinary charge................................................  $        .53  $        .41
  Extraordinary charge................................................................           .35       --
                                                                                        ------------  ------------
  Net earnings........................................................................  $        .18  $        .41
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................  $        .04  $        .32
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................        37,802        37,760
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         JULY 12,    DECEMBER 28,
                                                                                           1997          1996
                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents..........................................................  $      3,888   $   63,667
  Receivables........................................................................       323,531      329,505
  Inventories........................................................................       930,368    1,051,313
  Other current assets...............................................................        84,623      119,123
                                                                                       ------------  ------------
    Total current assets.............................................................     1,342,410    1,563,608
Investments and notes receivable.....................................................       182,501      205,683
Investment in direct financing leases................................................       204,779      212,202
Property and equipment...............................................................     1,578,707    1,562,382
  Less accumulated depreciation and amortization.....................................      (659,232)    (603,241)
                                                                                       ------------  ------------
Net property and equipment...........................................................       919,475      959,141
Other assets.........................................................................       124,949      118,096
Goodwill.............................................................................       982,303      996,446
                                                                                       ------------  ------------
Total assets.........................................................................  $  3,756,417   $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................  $    758,365   $  952,769
  Current maturities of long-term debt...............................................        38,043      124,613
  Current obligations under capital leases...........................................        20,465       19,715
  Other current liabilities..........................................................       236,227      245,774
                                                                                       ------------  ------------
    Total current liabilities........................................................     1,053,100    1,342,871
Long-term debt.......................................................................     1,110,415    1,091,606
Long-term obligations under capital leases...........................................       350,584      361,685
Deferred income taxes................................................................        26,683       37,729
Other liabilities....................................................................       132,902      145,327
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value per share............................................        94,510       94,494
  Capital in excess of par value.....................................................       503,886      503,595
  Reinvested earnings................................................................       519,726      514,408
  Cumulative currency translation adjustment.........................................        (4,700)      (4,700)
                                                                                       ------------  ------------
                                                                                          1,113,422    1,107,797
  Less ESOP note.....................................................................        (5,792)      (6,942)
  Less additional minimum pension liabilities........................................       (24,897)     (24,897)
                                                                                       ------------  ------------
      Total shareholders' equity.....................................................     1,082,733    1,075,958
                                                                                       ------------  ------------
Total liabilities and shareholders' equity...........................................  $  3,756,417   $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

            FOR THE 28 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                                 (IN THOUSANDS)

                                                                                             1997         1996
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net earnings..........................................................................  $     6,821  $    15,349
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization.......................................................       98,625       97,681
    Credit losses.......................................................................       11,235       14,953
    Deferred income taxes...............................................................       14,644       (4,277)
    Equity investment results...........................................................        7,317        7,264
    Gain on sale of businesses..........................................................       (1,023)      (3,578)
    Cost of early debt retirement.......................................................       22,227      --
    Consolidation and reserve payments..................................................      (14,630)      (8,704)
    Change in assets and liabilities, excluding effect of acquisitions:
      Receivables.......................................................................        5,300       (2,950)
      Inventories.......................................................................      120,583      190,034
      Accounts payable..................................................................     (192,448)    (137,943)
      Other assets and liabilities......................................................      (22,153)       8,898
    Other adjustments, net..............................................................       (1,197)      (1,779)
                                                                                          -----------  -----------
      Net cash provided by operating activities.........................................       55,301      174,948
                                                                                          -----------  -----------
Cash flows from investing activities:
  Collections on notes receivable.......................................................       32,536       37,385
  Notes receivable funded...............................................................      (24,859)     (35,158)
  Purchase of property and equipment....................................................      (49,405)     (69,408)
  Proceeds from sale of property and equipment..........................................        8,665        8,985
  Investments in customers..............................................................       (1,405)        (156)
  Proceeds from sale of investment......................................................        2,196        1,665
  Businesses acquired...................................................................       (9,572)     --
  Proceeds from sale of businesses......................................................        1,811        9,244
  Other investing activities............................................................        4,378        4,315
                                                                                          -----------  -----------
      Net cash used in investing activities.............................................      (35,655)     (43,128)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings....................................................      110,000      128,000
  Principal payments on long-term debt..................................................     (177,493)    (191,641)
  Principal payments on capital lease obligations.......................................      (10,697)     (10,879)
  Sale of common stock under incentive stock and stock ownership plans..................          301        1,808
  Dividends paid........................................................................       (1,505)     (11,876)
  Other financing activities............................................................          (31)      (5,221)
                                                                                          -----------  -----------
      Net cash used in financing activities.............................................      (79,425)     (89,809)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      (59,779)      42,011
Cash and cash equivalents, beginning of period..........................................       63,667        4,426
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................  $     3,888  $    46,437
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Supplemental information:
  Cash paid for interest................................................................  $    82,145  $    84,626
  Cash paid for taxes...................................................................  $    24,817  $    22,112
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1. The consolidated condensed balance sheet as of July 12, 1997, and the consolidated condensed statements of earnings and cash flows for the 12-week and 28-week periods ended July 12, 1997, and for the 12-week and 28-week periods ended July 13, 1996, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 12, 1997, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Earnings per share disclosures are computed using weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

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

    3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $32 million at July 12, 1997, and $28 million at December 28, 1996.

    4. During the first and second quarters of 1997, the company undertook various activities and received a series of commitments which culminated in the implementation of an $850 million senior secured credit facility and the sale of $500 million of privately placed senior subordinated notes on July 25, 1997. Proceeds from the senior subordinated notes plus initial borrowings under the senior secured credit facility were used to repay all outstanding bank debt (which totaled approximately $550 million) and the balance, together with additional revolver borrowings, will be used to redeem the company's $200 million of floating rate senior notes which have been irrevocably called for redemption on September 15, 1997.

    The recapitalization resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's second quarter ended July 12, 1997. Most of the charge represents a non-cash write-off of unamortized financing costs related to the debt which has been prepaid. Balance sheet classifications for current maturities have been determined based on the scheduled debt maturities resulting from the recapitalization.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility with a maturity date of July 25, 2003, and a $250 million amortizing term loan with a maturity date of July 25, 2004. The new credit facility is secured by the inventory and accounts receivable of the company and its subsidiaries and is guaranteed by substantially all of the company's subsidiaries. The stated interest rate on borrowings under the new credit agreement is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    The $500 million of privately placed senior subordinated notes ("Notes") consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The Notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or pari passu with all future

                            FLEMING COMPANIES, INC.

subordinated indebtedness of the company (the company currently has no other subordinated indebtedness outstanding). The payment of principal, interest and premium, if any, payable on the Notes is guaranteed by substantially all of the company's subsidiaries. See Note 6.

    5. In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities (including those associated with litigation matters) when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable". Additionally, the company discloses material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable". Set forth below is information regarding certain material loss contingencies:

PREMIUM

    The company and several other defendants were named in two suits filed in U.S. District Court in Miami, Florida in 1993. The suits involved an allegedly fraudulent scheme conducted by a failed grocery diverter--Premium Sales Corporation ("Premium")--and others in which large losses in the Premium-related entities occurred to the detriment of a class of investors which brought one of the suits. The other suit was brought by the receiver/trustee of the estates of Premium and certain of its affiliated entities (the "Trustee"). Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

    The company denied plaintiffs' accusations; however, to avoid future expense and eliminate uncertainty, the company entered into a settlement agreement in December 1996. Under the agreement, the plaintiffs will dismiss their actions against the company, with prejudice, in exchange for a $19.5 million payment plus $500,000 for costs and expenses.

    The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December 1996 pending finalization of the settlement. The settlement remains subject to, among other conditions, receipt by the company of releases from Premium investors, including those who might not be bound by the settlement.

    Plaintiffs failed to deliver to the company releases sufficient to meet the requirements of the settlement agreement in a timely manner. If no satisfactory resolution is reached, the company will be entitled to terminate the settlement and withdraw its $20 million deposit. If a settlement is not consummated, the company expects the litigation will resume. In that event, while management is unable to predict the potential range of monetary exposure to the company, an unfavorable outcome could have a material adverse effect on the company.

DAVID'S

    The company and certain of its affiliates were named in a lawsuit filed by David's Supermarkets, Inc. ("David's") in the District Court of Johnson County, Texas in 1993 alleging product overcharges during a three year period. In April 1996, judgment in excess of $210 million was entered against the company and the company recorded a $7.1 million liability. During the second quarter of 1996, the judgment was vacated, a new trial granted and the accrual was reduced to $650,000.

    The company denied the plaintiff's allegations; however, to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all of plaintiff's claims against the company, resulting in a charge to first quarter earnings of $19.2 million.

                            FLEMING COMPANIES, INC.

FURR'S

    Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately $545 million of products from the company in 1996 under a supply agreement expiring in 2001, filed a lawsuit in the District Court of Bernalillo County, New Mexico, in February 1997 naming as defendants the company, certain company officers and a company employee. Furr's claims it has been overcharged for products under the supply agreement and alleges various causes of action including breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practices statutes. Furr's seeks an award of actual, consequential, incidental and punitive damages, treble damages, interest, attorneys' fees and court costs. The company has removed the case to the United States District Court for New Mexico. In June 1997, Furr's sought court approval to amend its complaint against Fleming; the complaint, if amended, will contain allegations of violations of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"), and other claims, and seek damages in excess of $75 million under RICO, prior to trebling. The company believes it has substantially complied with its obligations to Furr's in good faith.

    Prior to filing the lawsuit, Furr's sought to exercise the supply agreement's competitiveness clause and was seeking to audit the company's pricing under the contract. Furr's submitted what it asserted is a "qualified competitive bid" as defined in the supply agreement. If a qualifying bid is submitted and found to be competitive (as defined in the supply agreement) Fleming may either match the bid (within an established range) or Furr's may accept the competitor's bid. Fleming has rejected the bid as not qualifying under the contract and invoked the arbitration clause of the supply agreement. All issues regarding the competitiveness clause are pending in arbitration in New Mexico.

    Management is unable to predict the potential range of monetary exposure to the company resulting from this litigation. However, the effect of an unfavorable outcome or the loss of Furr's business, for any reason, could have a material adverse effect on the company.

MEGAFOODS

    In August 1994, a former customer, Megafoods Stores, Inc. ("Megafoods" or the "debtor"), and certain of its affiliates filed chapter 11 bankruptcy proceedings in Arizona. The company filed claims, including a claim for indebtedness for goods sold on open account, equipment leases and secured loans, totaling approximately $28 million (including claims for future payments and other non-recorded assets). Additionally, the debtor was liable or contingently liable to the company under store subleases and lease guarantees extended by the company for the debtor's benefit. The debtor objected to the company's claims and filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations of overcharges for products.

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

                            FLEMING COMPANIES, INC.

    During the fourth quarter of 1996, the debtor sold its 16 Phoenix stores; no distribution was made to the unsecured creditors. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement agreement. The confirmation hearing for the debtor's plan has been postponed and no new date set. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The consummation of this sale resulted in the disposition of substantially all of the debtor's remaining physical assets. The company did not receive any distribution from the sale of the debtor's Texas assets.

    The company recorded charges relating to Megafoods of approximately $6.5 million in 1994, $3.5 million in 1995, $5.8 million in 1996 and has not recorded any charges in 1997. At July 12, 1997, approximately $3.1 million of recorded net assets relating to Megafoods remained on the company's books.

RANDALL'S

    On July 30, 1997, Randall's Food Markets, Inc. ("Randall's") initiated arbitration proceedings against Fleming before the American Arbitration Association in Dallas, Texas. Randall's alleges that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by cooperating to inflate prices charged to Randall's. Randall's alleges breach of contract, fraud and RICO violations, and seeks actual damages, punitive damages, treble damages under RICO, termination of its supply agreement and attorneys' fees and court costs. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited. Randall's asserts that such provision is contrary to public policy and therefore not binding on it.

    Randall's has been a Fleming customer for over 30 years. In 1996 Randall's purchased approximately $485 million of products from Fleming under an eight year supply agreement entered into in 1993 in connection with Fleming's purchase of certain distribution assets from Randall's. Prior to initiating the arbitration proceeding and making allegations against Fleming for overcharges, Randall's had sought unsuccessfully to terminate the supply agreement.

    The company believes it has complied with its obligations to Randall's in good faith and that punitive and consequential damages are not recoverable under the supply agreement; the company will vigorously defend its interests in the arbitration. While management is unable to predict the potential range of monetary exposure to Randall's, if any, the effect of an unfavorable outcome or the loss of Randall's business could have a material adverse effect on the company.

CLASS ACTION SUITS

    In 1996, the company and certain of its present and former officers and directors, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain stockholders and one purported class action lawsuit filed by a noteholder. In April 1997, the court consolidated the nine stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases alleging liability for the company's failure to properly account for and disclose the contingent liability created by the David's litigation and the company's "deceptive business practices" which allegedly led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

                            FLEMING COMPANIES, INC.

    Plaintiffs seek undetermined but significant damages. Management is unable to predict the ultimate outcome of these cases or the potential range of monetary exposure, if any, to the company. However, an unfavorable outcome in this litigation could have a material adverse effect on the company.

OTHER

    The company supplies goods and services to some of its customers (particularly to its large customers) pursuant to supply agreements containing a "competitiveness" clause. Under this clause, a customer may submit a "qualified bid" from a third-party supplier to provide the customer with a range of goods and services comparable to those goods and services offered by Fleming. If the prices to be charged under the qualifying bid are lower than those charged by the company by more than an agreed percentage, the company may lower its prices to come within the agreed percentage or, if the company chooses not to lower its prices, the customer may accept the competitor's bid. The competitiveness clause is not exercised frequently and disputes regarding the clause must generally be submitted to binding arbitration. Additionally, the company believes that most of its supply agreements prohibit recovery of both punitive and consequential damages if any dispute ever arises.

    From time to time, customers may seek to renegotiate the terms of their supply agreements, or exercise the competitiveness clause of such agreements or otherwise alter the terms of their contractual obligations to the company to obtain financial concessions. The company does not believe such efforts have had a material adverse effect on its operations or financial condition to date.

    The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. A failure on the part of the company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the company's operations.

    The company has purchased insurance to secure its obligations to indemnify its officers and directors against certain liabilities which may result from actions taken on behalf of the company. The company believes this insurance covers some of the allegations made in the David's litigation, as well as allegations made in other lawsuits. The company is pursuing a declaratory judgment action against certain of its insurance carriers to resolve certain coverage issues. While the company intends to vigorously assert its rights under the policies, there can be no assurance as to the amount of coverage which may ultimately be available.

    The company's facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of materials. In conformity with these provisions, the company has a comprehensive program for testing and removal, replacement or repair of its underground fuel storage tanks and for site remediation where necessary. The company has established reserves that it believes will be sufficient to satisfy anticipated costs of all known remediation requirements. In addition, the company is addressing several other environmental cleanup matters involving its properties, all of which the company believes are immaterial.

    The company and others have been designated by the U.S. Environmental Protection Agency ("EPA") and by similar state agencies as potentially responsible parties under the Comprehensive Environmental

                            FLEMING COMPANIES, INC.

Response, Compensation and Liability Act ("CERCLA") or similar state laws, as applicable, with respect to EPA or state-designated Superfund sites. While liability under such laws for remediation at such sites is generally joint and several with other potential responsible parties, the company believes that, to the extent it is ultimately determined to be liable for the expense of remediation at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations. The company is committed to maintaining the environment and protecting natural resources and human health and to achieving full compliance with all applicable laws, regulations and orders.

    The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers; disputes with employees regarding wages, workers' compensation and alleged discrimination; tax assessments and other matters. The ultimate effect of such actions, some of which are for substantial amounts, cannot be predicted with certainty. Although the resolution of any of these matters may have a material adverse impact on interim or annual results of operations, the company expects that the outcome of these matters will not result in a material adverse effect on the company's liquidity or consolidated financial position.

    6. Certain company indebtedness is guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

    The following summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                                                              JULY 12,     JULY 13,
                                                                                1997         1996
                                                                             -----------  -----------
                                                                                  (IN MILLIONS)
Current assets.............................................................   $      20    $      25
Noncurrent assets..........................................................   $      55    $      50
Current liabilities........................................................   $      13    $      10
Noncurrent liabilities.....................................................   $       6    $       9


                                                                                  28 WEEKS ENDED
                                                                             ------------------------
                                                                              JULY 12,     JULY 13,
                                                                                1997         1996
                                                                             -----------  -----------
                                                                                  (IN MILLIONS)
Net sales..................................................................   $     179    $     183
Costs and expenses.........................................................   $     181    $     187
Net earnings (loss)........................................................      --        $      (2)

    During the last three years, a significant number of subsidiary guarantors have been merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

                            FLEMING COMPANIES, INC.

    7.  The accompanying earnings statements include the following:

                                                                    28 WEEKS              12 WEEKS
                                                              --------------------  --------------------
                                                                1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Depreciation and amortization (includes amortized costs in
  interest expense).........................................  $  98,625  $  97,681  $  42,053  $  42,030
Amortized costs in interest expense.........................  $   5,497  $   6,927  $   2,452  $   3,044

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The food marketing and distribution industry is undergoing accelerated changes as producers, manufacturers, distributors and retailers seek to lower costs and increase services in an increasingly competitive environment of relatively static overall demand. The company believes these changes have led to reduced sales, reduced margins and lower profitability among many of the company's customers as well as at Fleming itself.

    Traditionally, food wholesalers have competed through their willingness to invest capital in their customers. Beginning in 1995, the company imposed stricter credit policies and applied more stringent cost/benefit analysis before making loans to or investments in its customers. The company believes these credit practices have caused the company to lose business to competitors.

    Furthermore, the company has been subjected to considerable unfavorable media coverage stemming from the jury verdict announced in the David's litigation in early 1996. Although the David's verdict was subsequently set aside and the matter ultimately settled, other customers have made similar allegations in an attempt to alter their contractual arrangements with the company. See Note 5 to the company's financial statements. The company believes that perceptions generated by such legal proceedings have also negatively impacted sales.

    However, the company believes that its ultimate success will depend on its ability to continue to cut costs while expanding profitable operations. The company has revised its marketing plans and is taking other steps to reverse sales declines. The company has also recently completed a $1.35 billion recapitalization program to provide it with greater financial flexibility to redeploy assets and to increase the more profitable facets of both its food distribution and retail food segments. These initiatives include increased marketing emphasis and expanded offerings of retail services, streamlining and expanding the company's store brands offerings, developing and marketing of additional foodservice products and growth of retail food operations through remodels, new store development and selective acquisitions.

    While the company believes considerable progress has been made to date, no assurance can be given that the company will be successful in continuing to cut costs, in reversing sales declines or in increasing higher margin activities.

RESULTS OF OPERATIONS

    Set forth in the following table is information for the second interim and year-to-date periods of 1997 and 1996 regarding components of the company's earnings expressed as a percentage of net sales.

SECOND INTERIM PERIOD                                        1997        1996
                                                          ----------  ----------
Net sales...............................................     100.00%     100.00%
Gross margin............................................       9.31        9.21
Less:
  Selling and administrative............................       7.74        8.05
  Interest expense......................................       1.02        1.01
  Interest income.......................................       (.31)       (.30)
  Equity investment results.............................        .09         .11
  Litigation charge.....................................                   (.17)
                                                          ----------  ----------
    Total expenses......................................       8.54        8.70
                                                          ----------  ----------
Earnings before taxes...................................        .77         .51
Taxes on income.........................................        .35         .26
                                                          ----------  ----------
Earnings before extraordinary charge....................        .42         .25
Extraordinary charge from early retirement of debt......        .38       --
                                                          ----------  ----------
Net earnings............................................        .04%        .25%
                                                          ----------  ----------
                                                          ----------  ----------


YEAR TO DATE                                                 1997        1996
                                                          ----------  ----------
Net sales...............................................     100.00%     100.00%
Gross margin............................................       9.19        9.00
Less:
  Selling and administrative............................       7.69        7.85
  Interest expense......................................       1.02        1.01
  Interest income.......................................       (.30)       (.30)
  Equity investment results.............................        .09         .08
  Litigation charge.....................................        .23         .01
                                                          ----------  ----------
    Total expenses......................................       8.73        8.65
                                                          ----------  ----------
Earnings before taxes...................................        .46         .35
Taxes on income.........................................        .22         .18
                                                          ----------  ----------
Earnings before extraordinary charge....................        .24         .17
Extraordinary charge from early retirement of debt......        .16       --
                                                          ----------  ----------
Net earnings............................................        .08%        .17%
                                                          ----------  ----------
                                                          ----------  ----------

NET SALES

    Sales for the second quarter (12 weeks) of 1997 decreased by $.2 billion, or 5%, to $3.6 billion from $3.7 billion for the same period in 1996. Year to date, sales decreased by $.6 billion, or 7%, to $8.3 billion from $8.9 billion for the 28 weeks in 1996. Several trends and events adversely impacted sales as described above. Additionally, the closing or sale of certain company-owned retail stores negatively impacted sales.

    Retail sales generated by the same stores for the second quarter and year-to-date periods in 1997 compared to the same periods in 1996 decreased 3.0% and 2.5%, respectively. The decrease was attributable, in part, to certain promotions absent in the current period; to triple coupons offered by certain competitors; and to new stores opened by competitors in some markets, all of which negatively affected sales.

    Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date 1997 was 1.2% compared to 2.3% for the same period in 1996.

GROSS MARGIN

    Gross margin for the second quarter of 1997 decreased by $14 million, or 4%, to $331 million from $345 million for the same period of 1996, but increased as a percentage of net sales to 9.31% from 9.21% for the same period in 1996. Year to date, gross margin decreased by $39 million, or 5%, to $763 million from $802 million, but also increased as a percentage of net sales to 9.19% from 9.00% for the same period in 1996. The increase in gross margin percentage was primarily due to improved gross margins at company-owned retail stores. Food price inflation resulted in a LIFO charge in 1997 of $1.7 million for the second quarter and $4.1 million year to date compared to charges of $.7 million for the quarter and $1.5 million year to date in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses for the second quarter of 1997 decreased by $27 million, or 9%, to $275 million from $302 million for the same period in 1996 and decreased as a percentage of net sales to 7.74% for 1997 from 8.05% in 1996. Year to date, selling and administrative expenses decreased by $61 million, or 9%, to $639 million from $699 million for the same period in 1996 and decreased as a percentage of net sales to 7.69% for 1997 from 7.85% in 1996. The percentage decrease was principally due to reduced operating expenses of company-owned retail stores. The year-to-date percentage decrease was also due to reduced corporate expenses in 1997 in the information technology area. The decrease was partially offset by an increase in incentive compensation expense in 1997 compared to 1996.

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

    Credit loss expense is included in selling and administrative expenses and for the second quarter of 1997 decreased by $2 million to $5 million from $7 million for the comparable period in 1996. Year to date, credit loss expense was $11 million in 1997 compared to $15 million in 1996 for a decrease of $4 million. Since 1994, tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. Further material reductions are not expected.

INTEREST EXPENSE

    Interest expense for the second quarter of 1997 decreased to $36 million from $38 million for the same period in 1996. Year to date, interest expense decreased to $85 million from $90 million in 1996. Lower average borrowing levels in 1997 compared to 1996 primarily accounted for the improvement. If current levels of debt and interest rates prevail in the future, interest expense will increase because the interest rates on the new senior subordinated notes are higher than the rates on debt which was repaid. See Note 4 to the company's financial statements.

    The stated interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The company employs interest rate swaps and caps from time to time to manage exposure to changing interest rates and interest expense. In the second quarter of 1997, interest rate swaps and caps covering $650 million aggregate principal amount of floating rate indebtedness were employed. Interest rate hedge agreements contributed $1.7 million of net interest expense in the 1997 second quarter compared to $1.8 million of net interest expense for the same period of 1996. Year to date, interest rate hedge agreements contributed $4.4 million of net interest expense in 1997 compared to $4.9 million in 1996.

    In conjunction with the recapitalization program (see "Liquidity and Capital Resources"), the company terminated interest rate swaps and caps covering $400 million aggregate principal amount of floating rate indebtedness. The extraordinary charge from the early retirement of debt of $13 million recorded in the second quarter of 1997 included $1.2 million after-tax in hedge termination costs for interest rate swaps and caps covering $200 million of debt to be retired with the proceeds from the recapitalization program. The cost to terminate the interest rate swaps and caps covering the remaining $200 million of debt was immaterial.

INTEREST INCOME

    Interest income for the second quarter of 1997 decreased nominally to remain at $11 million which is consistent with the same period in 1996. Year to date, interest income decreased to $25 million in 1997 from $27 million in 1996. The decrease is primarily due to the company's sale in the third quarter of 1996 of $35 million of notes receivable with limited recourse. The decrease is partly offset by new notes funded since the note sale.

EQUITY INVESTMENT RESULTS

    The company's portion of operating losses from equity investments for the second quarter of 1997 decreased to $3 million from $4 million for the same period in 1996. Year to date, operating losses from equity investments were relatively unchanged from $7 million in 1996. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

LITIGATION CHARGE

    In the first quarter of 1997, the company paid $19.9 million in complete settlement of the David's litigation. In the first quarter of 1996, the company accrued $7.1 million as the result of a jury verdict regarding the case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. See Note 5 to the company's financial statements.

TAXES ON INCOME

    The effective tax rate for 1997 is presently estimated at 58.0%. The 58.0% rate was used in calculating both the second quarter and year-to-date income tax amounts. The presentation of the tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. The rate used for the second quarter and year to date for 1996 was 51.1%. The increase is primarily due to lower earnings in 1997 compared to 1996 (primarily due to the litigation charge and write-off of costs associated with the early retirement of debt) with basically no change in nondeductible dollar amounts (permanent differences) from 1996.

OTHER

    Several factors negatively affecting earnings in the second quarter of 1997 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and legal fees and expenses related to litigation.

SEGMENT INFORMATION

    Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                                                         28 WEEKS              12 WEEKS
                                                                   --------------------  --------------------
                                                                     1997       1996       1997       1996
                                                                   ---------  ---------  ---------  ---------
                                                                                 (IN MILLIONS)
Sales:
  Food distribution..............................................  $   6,449  $   6,873  $   2,761  $   2,892
  Retail food....................................................      1,854      2,038        790        851
                                                                   ---------  ---------  ---------  ---------
Total sales......................................................  $   8,303  $   8,911  $   3,551  $   3,743
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------
Operating earnings:
  Food distribution..............................................  $     149  $     162  $      64  $      73
  Retail food....................................................         47         20         21          5
  Corporate expense..............................................        (71)       (79)       (29)       (34)
                                                                   ---------  ---------  ---------  ---------
Total operating earnings.........................................  $     125  $     103  $      56  $      44
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------

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

LIQUIDITY AND CAPITAL RESOURCES

    Set forth below is certain information regarding the company's capital structure at the end of the second quarter of 1997 and at the end of fiscal 1996:

CAPITAL STRUCTURE                                       JULY 12, 1997        DECEMBER 28, 1996
                                                    ---------------------  ---------------------
                                                                   (IN MILLIONS)
Long-term debt....................................  $   1,148       44.1%  $   1,216       45.5%
Capital lease obligations.........................        371       14.3         381       14.2
                                                    ---------      -----   ---------      -----
Total debt........................................      1,519       58.4       1,597       59.7
Shareholders' equity..............................      1,083       41.6       1,076       40.3
                                                    ---------      -----   ---------      -----
  Total capital...................................  $   2,602      100.0%  $   2,673      100.0%
                                                    ---------      -----   ---------      -----
                                                    ---------      -----   ---------      -----

------------------------

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

    Operating activities generated positive net cash flows of $55 million for the 28 weeks ended July 12, 1997 compared to positive net cash flows of $175 million for the same period in 1996. The variance is explained primarily by a lower reduction in inventories and higher decrease in accounts payable and the David's litigation settlement, offset in part by higher deferred income taxes, higher earnings before the extraordinary charge, and a higher decrease in accounts receivable. Working capital was $289 million at the end of the second quarter of 1997, an increase from $221 million at year-end 1996. The current ratio increased to 1.27 to 1 at the end of the second quarter 1997 from 1.16 to 1 at year-end 1996.

    Capital expenditures were $49 million for the 28 weeks ended July 12, 1997 compared to $69 million for the same period in 1996. Management expects total capital expenditures for 1997, excluding acquisitions, will approximate $145 million compared to $129 million actual expenditures in 1996. Completion of the company's recapitalization program permits the company to increase its total investment spending for capital expenditures and acquisitions. The company intends to increase its retail segment operations by increasing investments in new and remodeled stores in the company's existing retail chains and by making selective acquisitions of supermarket chains or groups as opportunities arise.

    The debt-to-capital ratio at the end of the second quarter of 1997 was 58.4%, down from 59.7% at year-end 1996. The company's long-term target ratio is between 50% and 55%.

    On July 29, 1997, the board of directors approved a quarterly cash dividend of $.02 per share for the third quarter of 1997 payable September 10, 1997. For the previous five fiscal quarters the board of directors has approved a $.02 per share quarterly dividend.

    The company's principal sources of liquidity and capital have been cash flows from operating activities, borrowings under its credit facility and the public and private debt capital markets.

    On July 25, 1997, the company entered into a new $850 million senior secured credit facility and sold $500 million of privately placed senior subordinated notes. Proceeds from the initial borrowings under the new credit facility and the sale of the senior subordinated notes were used to repay all outstanding bank debt under the previous credit facility and the balance, together with additional revolver borrowings, will be used to redeem the company's $200 million floating rate senior notes due 2001 which have been irrevocably called for redemption on September 15, 1997. Until then, $145 million of such proceeds will remain in escrow and will be invested (directly or indirectly) in U.S. government securities. The recapitalization program provides the company with increased flexibility to re-deploy assets and pursue new business investment, such as the expansion of the company's retail food operations, strengthens Fleming's capital structure by reducing senior secured bank loans and repaying the floating rate senior notes, extends the average life of total debt outstanding, and reduces annual scheduled debt maturities.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolving credit portion may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, the new credit facility is guaranteed by substantially all company subsidiaries (see Note 6 to the company's financial statements). The stated interest rate on borrowings under the new credit agreement is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    At the end of the second quarter of 1997, borrowings under the previous bank credit facility totaled $504 million in term loans and $40 million of revolver borrowings; and $90 million of letters of credit had been issued. At July 25, 1997, borrowings under the new $850 million credit facility totaled $250 million in term loans, with no borrowings under the revolving facility and with $90 million of letters of credit issued (reducing the capacity of the revolving portion on a dollar-for-dollar basis).

    The $500 million of privately placed senior subordinated notes ("Notes") consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The Notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or pari passu with all future subordinated indebtedness of the company (the company currently has no other subordinated indebtedness outstanding).

    The company's total debt outstanding at the end of the second quarter of 1997 and at July 25, 1997 is as follows (in millions).

                                                                            ACTUAL AT    ACTUAL AT
                                                                            JULY 12,     JULY 25,
                                                                              1997         1997
                                                                           -----------  -----------
Previous credit agreement:
  Revolving credit.......................................................   $      40    $  --
  Term loans.............................................................         504       --
10 5/8% Senior notes due 2001............................................         300          300
Floating rate senior notes due 2001......................................         200          200
Medium-term notes........................................................          99           99
Other debt...............................................................           5            5
New credit agreement:
  Revolving credit.......................................................      --           --
  Term loans.............................................................      --              250
10 5/8% Subordinated notes due 2004......................................      --              250
10 1/2% Subordinated notes due 2007......................................      --              250
                                                                           -----------  -----------
Total long-term funded debt..............................................       1,148        1,354
Capitalized lease obligations............................................         371          371
                                                                           -----------  -----------
Total debt...............................................................       1,519        1,725
Less current maturities, long-term debt..................................          38           38
Less current maturities, capital leases..................................          20           20
Less funds held in escrow................................................      --              145
                                                                           -----------  -----------
Total debt, net long-term portion........................................   $   1,461    $   1,522
                                                                           -----------  -----------
                                                                           -----------  -----------

    Until September 15, 1997, $145 million has been set aside in escrow for the redemption of the floating rate senior notes. On September 15, 1997, these notes will be redeemed with the funds held in escrow, plus borrowings under the new credit facility, as needed. Current maturities of long-term funded debt have been presented here and on the balance sheet at the end of the second quarter of 1997 based on the scheduled debt maturities resulting from the recapitalization. The company's annual scheduled amortization for long-term funded debt obligations now requires principal reductions of approximately $48 million in 1998, $44 million in 1999, $72 million in 2000, $339 million in 2001, and $51 million in 2002.

    The composite interest rate for total debt before the effect of interest rate hedges was 8.8% at July 12, 1997, versus 8.9% at July 13, 1996. Including the effect of the interest rate hedges, the composite interest rate was 9.2% and 9.4% at the respective quarter ends. The composite interest rate for total debt at July 25, 1997 before the effect of interest rate hedges was 9.5% and after the effect of such hedges was 9.6%.

    The new credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded-bank-debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the new credit agreement.

    The new credit agreement may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

    At the end of the second quarter of 1997, the company would have been allowed to borrow an additional $470 million under the revolving credit facility contained in the new credit agreement based on the actual borrowings and letters of credits outstanding. Under the company's most restrictive borrowing covenant, which is the new fixed charges coverage ratio contained in the new credit agreement, $36 million of additional fixed charges could have been incurred. The company is in compliance with all financial covenants under the new credit agreement and its indentures.

    On June 27, 1997, Moody's Investors Service (Moody's) announced it had revised its credit ratings for Fleming. Moody's downgraded its rating for the company's senior secured credit facility with banks and other lenders to Ba3 from Ba2, senior unsecured notes to B1 from Ba3, and counterparty ratings to B1 from Ba3. Moody's assigned a Ba3 rating to the company's new $850 million credit agreement, and a B3 rating for the new $500 million of senior subordinated notes.

    On June 30, 1997, Standard & Poor's Rating Group (S&P) announced it had revised its outlook on Fleming to stable from negative and had affirmed the company's BB corporate credit rating. Additionally, S&P raised its rating on the company's senior unsecured notes to BB- from B+. It also assigned a B+ rating to the company's new $500 million senior subordinated notes. On July 2, 1997, S&P announced it had assigned a BB+ rating to the company's new $850 million credit facility.

    At the end of the second quarter of 1997, the company had a total of $90 million of contingent obligations outstanding under undrawn letters of credit, primarily related to insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

    During the second quarter of 1997, the company employed interest rate swaps and hedges covering a total of $650 million of floating rate indebtedness (see "Results of Operations--Interest expense"). On July 25, 1997, the company terminated interest rate swaps and caps covering $400 million of floating rate indebtedness. The company now has outstanding interest rate swaps covering $250 million of its floating rate indebtedness, with an average fixed interest rate of 7.2% and an average remaining term of 2.8 years. Payments made or received under interest rate swaps are included in interest expense.

    Management believes that the cash flows from operating activities and the company's ability to borrow under the new credit agreement (which will be the company's principal sources of liquidity and capital for the foreseeable future) will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any) and other cash needs for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128--Earnings Per Share, which is effective for the company's fiscal year ending December 27, 1997. The statement establishes standards for computing and presenting earnings per share. Adoption of SFAS No. 128 is not expected to have a material impact on earnings per share.

    Also in February 1997, the FASB issued SFAS No. 129--Disclosure of Information about Capital Structure, which is effective for the company's fiscal year ending December 27, 1997. The statement establishes standards for disclosing information about a reporting company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and will not have a material effect on the company's financial statements.

    In June 1997, the FASB issued SFAS No. 130--Reporting Comprehensive Income which is effective for the company's fiscal year ending December 26, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. The company has not had adequate time to determine the differences between comprehensive income and net income.

    Also in June 1997, the FASB issued SFAS No. 131--Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The company will adopt SFAS No. 131 for the fiscal year ending December 26, 1998.

LITIGATION AND OTHER CONTINGENCIES

    From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable."

    In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Such material contingent matters are discussed in Note 5 to the company's financial statements and others are discussed in Part II--Item 1 of this report ("Legal Proceedings"), both of which are incorporated herein by reference. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.

    Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. A failure on the part of the company to ensure that its computer systems are year 2000-compliant could have a material adverse effect on the company's operations.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements herein refer to, among other matters, the company's ability to implement measures to reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business; the company's expectations regarding the adequacy of capital and liquidity; and the receptiveness of the company's customers to its alternative marketing plans. These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance.

    The company's future performance also involves a number of risks and uncertainties which may cause actual performance to differ materially. Among these factors are: the continuation of changes in the food distribution industry which have increased competitive pressures and reduced operating margins in both food distribution and retail food operations; the potential negative effects of the company's substantial indebtedness; limitations on management's discretion with respect to certain business matters imposed by restrictive covenants contained in the company's credit facility and indentured debt instruments; failure of the company to successfully implement its alternative marketing plans; an inability to achieve cost savings due to unexpected developments or changed plans regarding capital expenditures; potential adverse developments with respect to litigation and other contingency matters; general economic conditions and the impact of such conditions, or any of the factors listed above, on consumer spending.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Set forth below is information regarding litigation which became reportable, or as to which a material development has occurred, since the date of the company's Quarterly Report on Form 10-Q for the 16-week period ended April 19, 1997:

    (1) Tropin v. Thenen, et al.(U.S. District Court, Southern District of Florida); Walco Investments, Inc., et al. v. Thenen, et al. (U.S. District Court, Southern District of Florida)

    Plaintiffs failed to deliver releases sufficient to meet the requirements of the settlement agreement in a timely manner or to submit an acceptable proposal to protect the company from exposure to non-releasing investors. If adequate releases are not obtained and no acceptable proposal is submitted, the company has the right to terminate the settlement and withdraw its $20 million escrow deposit. If a settlement is not consummated, the company expects that the litigation will resume. See "Premium" in Note 5 to the company's financial statements included elsewhere herein for a further description of these cases.

    (2) Furr's Supermarkets, Inc. v. Fleming Companies, Inc. (Second Judicial District Court, Bernalillo County, New Mexico)

    Furr's has sought the court's permission to amend its complaint to include allegations of violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and other claims and to seek damages in excess of $75 million under RICO, before trebling. See "Furr's" in Note 5 to the company's financial statements included elsewhere herein for a further description of this case. The company has filed a shareholder's derivative suit in the Delaware Court of Chancery alleging certain directors and shareholders of Furr's, including its majority shareholder, have engaged in mismanagement of Furr's and waste of corporate assets.

    (3) In re: Megafoods Stores, Inc. (U.S. Bankruptcy Court for the District of Arizona)

    The hearing date for confirmation of the debtor's plan of liquidation has been postponed and no new hearing date scheduled. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The consummation of this sale resulted in the disposition of substantially all of the debtor's remaining physical assets. The company did not receive any distribution from the sale of the debtor's Texas assets. See "Megafoods" in Note 5 to the company's financial statements included elsewhere herein for a further description of this case.

    (4) Century Shopping Center Fund I v. Malone & Hyde, Inc. (Milwaukee County Circuit Court, State of Wisconsin); Marquette Pharmacy, Inc., et al. v. Malone & Hyde, Inc. (Milwaukee County Circuit Court, State of Wisconsin); Ronald P. Huntley, trustee v. Malone & Hyde, Inc. (Milwaukee County Circuit Court, State of Wisconsin)

    In July 1997, the trial court granted plaintiffs' motion for summary judgment with respect to its breach of contract claim against Fleming (as to liability only, not as to damages). The company will petition the Wisconsin Court of Appeals for a certification of an interlocutory appeal of that decision. Plaintiffs have alleged $1.7 million of actual damages resulted from the breach of contract. Total damages sought, after trebling but before consideration of any punitive damages, approximate $18 million.

    (5) Randall's Food Markets, Inc. v. Fleming Companies, Inc. (Proceeding before the American Arbitration Association, Dallas, Texas)

    On July 30, 1997, Randall's initiated arbitration proceedings against Fleming before the American Arbitration Association in Dallas, Texas. Randall's alleges that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by cooperating to inflate prices charged to Randall's under a supply agreement with the company expiring in 2001. Randall's alleges breach of contract, fraud and RICO violations, and seeks actual damages, punitive damages, attorneys' fees, treble damages under RICO, and termination of the supply agreement. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited. Randall's asserts that such a provision is contrary to public policy and therefore not binding on it.

    The company believes it has complied with its obligations to Randall's in good faith and that punitive and consequential damages are not recoverable under the supply agreement; the company will vigorously defend its interests in the arbitration. This matter has not previously been reported. See "Randall's" in
Note 5 to the company's financial statements included elsewhere herein for a further description of this case.

    (6) Tobacco Cases

    In August 1996, Richard E. Ieyoub, the Attorney General of the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against numerous defendants including the company. In January 1997, a purported class action was brought in the 10th Judicial District Court of Louisiana against numerous defendants (Morgan v. U.S. Tobacco Co., et al.), including the company. Since then eleven individual plaintiffs (Joseph Aezen; Najiyya El-Haddi; Victoria Lynn Katz; Robert R. Applebaum; Carla Boyce; Robert J. Ruiz; Rosalind K. Orr; Florence Ferguson; Ella Daly; Janet Anes; and Kym Glasser) have commenced litigation against the company (or one of its predecessors) in the Court of Common Pleas, Philadelphia County, Pennsylvania; one individual (Doyle Smith) and his spouse commenced an action in the Court of Common Pleas, Dauphin County, Pennsylvania; and one individual (Olanda Carter) has commenced action against the company in Circuit Court for Shelby County, Tennessee. Each of these cases involves substantial monetary liability on the part of the company for the company's part in the distribution of tobacco products.

    The company is being indemnified by substantial third parties with respect to these cases. Additionally, the United States Congress is currently working toward a global settlement of tobacco related issues which could include a complete bar to future litigation against intermediate distributors such as the company. No assurance, however, can be given that such a global settlement will be successfully achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

 EXHIBIT NUMBER
-----------------
         4.16      Credit Agreement, dated as of July 25, 1997, among the company; the Lenders party thereto;
                     BancAmerica Securities, Inc., as syndication agent; Societe Generale, as documentation agent; and The Chase Manhattan Bank, as administrative agent (schedules and exhibits omitted)

         4.17      Security Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.18      Pledge Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.19      Guarantee Agreement, dated as of July 25, 1997, among each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.20      Indenture, dated July 25, 1997 for 10 5/8% Senior Subordinated Notes due 2007

         4.21      Indenture, dated July 25, 1997 for 10 1/2% Senior Subordinated Notes due 2004

         4.22      Registration Rights Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and the Initial Purchasers party thereto (schedules and exhibits omitted)

           12      Computation of Ratio of Earnings to Fixed Charges

           27      Financial Data Schedule

    (b) Reports on Form 8-K:

    On June 16, 1997, registrant reported under Item 5 announcing that its Board of Directors approved a $1.35 billion recapitalization program for the company.

    On June 23, 1997, registrant reported certain developments in the Furr's litigation under Item 5.

    On July 25, 1997, registrant reported under Item 5 that the company had closed its recapitalization program resulting in an extraordinary after-tax charge of $13.3 million, or $.35 per share, in the company's second quarter ended July 12, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FLEMING COMPANIES, INC.
                                                       (Registrant)

                                                   /s/ KEVIN J. TWOMEY

                                          --------------------------------------

                                                     Kevin J. Twomey
                                                VICE PRESIDENT--CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

Date: August 25, 1997

                               INDEX TO EXHIBITS

 EXHIBIT NUMBER
-----------------
         4.16      Credit Agreement, dated as of July 25, 1997, among the company; the Lenders party thereto;
                     BancAmerica Securities, Inc., as syndication agent; Societe Generale, as documentation agent; and The Chase Manhattan Bank, as administrative agent (schedules and exhibits omitted)

         4.17      Security Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.18      Pledge Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.19      Guarantee Agreement, dated as of July 25, 1997, among each of the company subsidiaries party thereto and The Chase Manhattan Bank, as collateral agent (schedules and exhibits omitted)

         4.20      Indenture, dated July 25, 1997 for 10 5/8% Senior Subordinated Notes due 2007

         4.21      Indenture, dated July 25, 1997 for 10 1/2% Senior Subordinated Notes due 2004

         4.22      Registration Rights Agreement, dated as of July 25, 1997, among the company, each of the company subsidiaries party thereto and the Initial Purchasers party thereto (schedules and exhibits omitted)

           12      Computation of Ratio of Earnings to Fixed Charges

           27      Financial Data Schedule