Form 10-Q
period 1997-10-04
FLEMING COMPANIES INC /OK/
filed 1997-11-18
CIK 352949

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

For the quarterly period ended October 4, 1997

                                                  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from to to

Commission file number 1-8140

                            ------------------------

                            FLEMING COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                 48-0222760
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      6301 WATERFORD BOULEVARD,
              BOX 26647
       OKLAHOMA CITY, OKLAHOMA                            73126
   (Address of principal executive                      (Zip Code)
               offices)

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

    The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997 is as follows:

                    Class                                      Shares Outstanding
        Common stock, $2.50 par value                              37,804,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                          PAGE NUMBER
                                                                                                          -----------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Condensed Statements of Earnings--
      12 Weeks Ended October 4, 1997, and October 5, 1996...............................................           3

    Consolidated Condensed Statements of Earnings--
      40 Weeks Ended October 4, 1997, and October 5, 1996...............................................           4

    Consolidated Condensed Balance Sheets--
      October 4, 1997, and December 28, 1996............................................................           5

    Consolidated Condensed Statements of Cash Flows--
      40 Weeks Ended October 4, 1997, and October 5, 1996...............................................           6

    Notes to Consolidated Condensed Financial Statements................................................           7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................................          15

PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings............................................................................          27

  Item 6.  Exhibits and Reports on Form 8-K.............................................................          30

Signatures..............................................................................................          31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

          FOR THE 12 WEEKS ENDED OCTOBER 4, 1997, AND OCTOBER 5, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  3,453,261  $  3,705,970
Costs and expenses:
  Cost of sales.......................................................................     3,131,023     3,373,525
  Selling and administrative..........................................................       272,826       281,316
  Interest expense....................................................................        39,084        34,955
  Interest income.....................................................................       (11,116)      (11,610)
  Equity investment results...........................................................         3,710         5,708
  Litigation charge...................................................................       --             20,000
                                                                                        ------------  ------------
    Total costs and expenses..........................................................     3,435,527     3,703,894
                                                                                        ------------  ------------
Earnings before taxes.................................................................        17,734         2,076
Taxes on income.......................................................................        10,286         1,061
                                                                                        ------------  ------------
Net earnings..........................................................................  $      7,448  $      1,015
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net earnings per share................................................................  $        .20  $        .03
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................  $        .02  $        .02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................        37,804        37,788
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

          FOR THE 40 WEEKS ENDED OCTOBER 4, 1997, AND OCTOBER 5, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         1997           1996
                                                                                     -------------  -------------
Net sales..........................................................................  $  11,755,946  $  12,616,535
Costs and expenses:
  Cost of sales....................................................................     10,670,361     11,482,148
  Selling and administrative.......................................................        911,420        980,591
  Interest expense.................................................................        124,129        125,045
  Interest income..................................................................        (36,410)       (38,335)
  Equity investment results........................................................         11,027         12,972
  Litigation charge................................................................         19,218         20,650
                                                                                     -------------  -------------
    Total costs and expenses.......................................................     11,699,745     12,583,071
                                                                                     -------------  -------------
Earnings before taxes..............................................................         56,201         33,464
Taxes on income....................................................................         28,602         17,100
                                                                                     -------------  -------------
Earnings before extraordinary charge...............................................         27,599         16,364
Extraordinary charge from early retirement of debt (net of taxes)..................         13,330       --
                                                                                     -------------  -------------
Net earnings.......................................................................  $      14,269  $      16,364
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net earnings per share:
  Earnings before extraordinary charge.............................................  $         .73  $         .43
  Extraordinary charge.............................................................            .35       --
                                                                                     -------------  -------------
  Net earnings.....................................................................  $         .38  $         .43
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Dividends paid per share...........................................................  $         .06  $         .34
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average shares outstanding................................................         37,803         37,768
                                                                                     -------------  -------------
                                                                                     -------------  -------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                        OCTOBER 4,   DECEMBER 28,
                                                                                           1997          1996
                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents..........................................................  $     27,019   $   63,667
  Receivables........................................................................       309,813      329,505
  Inventories........................................................................       997,219    1,051,313
  Other current assets...............................................................        95,140      119,123
                                                                                       ------------  ------------
    Total current assets.............................................................     1,429,191    1,563,608
Investments and notes receivable.....................................................       183,214      205,683
Investment in direct financing leases................................................       202,358      212,202
Property and equipment...............................................................     1,595,454    1,562,382
  Less accumulated depreciation and amortization.....................................      (673,326)    (603,241)
                                                                                       ------------  ------------
Net property and equipment...........................................................       922,128      959,141
Other assets.........................................................................       162,142      118,096
Goodwill.............................................................................       970,602      996,446
                                                                                       ------------  ------------
Total assets.........................................................................  $  3,869,635   $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................  $    814,933   $  952,769
  Current maturities of long-term debt...............................................        47,601      124,613
  Current obligations under capital leases...........................................        20,916       19,715
  Other current liabilities..........................................................       234,288      245,774
                                                                                       ------------  ------------
    Total current liabilities........................................................     1,117,738    1,342,871
Long-term debt.......................................................................     1,137,684    1,091,606
Long-term obligations under capital leases...........................................       359,162      361,685
Deferred income taxes................................................................        28,626       37,729
Other liabilities....................................................................       136,057      145,327
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value per share............................................        94,510       94,494
  Capital in excess of par value.....................................................       504,232      503,595
  Reinvested earnings................................................................       526,422      514,408
  Cumulative currency translation adjustment.........................................        (4,700)      (4,700)
                                                                                       ------------  ------------
                                                                                          1,120,464    1,107,797
  Less ESOP note.....................................................................        (5,199)      (6,942)
  Less additional minimum pension liability..........................................       (24,897)     (24,897)
                                                                                       ------------  ------------
      Total shareholders' equity.....................................................     1,090,368    1,075,958
                                                                                       ------------  ------------
Total liabilities and shareholders' equity...........................................  $  3,869,635   $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          FOR THE 40 WEEKS ENDED OCTOBER 4, 1997, AND OCTOBER 5, 1996
                                 (IN THOUSANDS)

                                                                                              1997        1996
                                                                                           ----------  ----------
Cash flows from operating activities:
  Net earnings...........................................................................  $   14,269  $   16,364
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization........................................................     139,738     145,082
    Credit losses........................................................................      14,840      21,550
    Deferred income taxes................................................................        (577)     (7,574)
    Equity investment results............................................................      11,027      12,973
    Gain on sale of businesses...........................................................      (2,586)     (3,666)
    Litigation charge....................................................................      --          20,650
    Cost of early debt retirement........................................................      22,227      --
    Consolidation and restructuring reserve activity.....................................      (1,987)       (713)
    Change in assets and liabilities, excluding effect of acquisitions:
      Receivables........................................................................       1,036     (22,698)
      Inventories........................................................................      52,762     120,411
      Accounts payable...................................................................    (133,626)    (45,204)
      Other assets and liabilities.......................................................     (32,197)    (34,061)
    Other adjustments, net...............................................................      (2,894)         77
                                                                                           ----------  ----------
      Net cash provided by operating activities..........................................      82,032     223,191
                                                                                           ----------  ----------
Cash flows from investing activities:
  Collections on notes receivable........................................................      47,829      45,480
  Notes receivable funded................................................................     (29,725)    (48,876)
  Notes receivable sold..................................................................      --          34,980
  Purchase of property and equipment.....................................................     (82,348)   (100,602)
  Proceeds from sale of property and equipment...........................................      11,859      12,283
  Investments in customers...............................................................      (1,963)       (356)
  Proceeds from sale of investment.......................................................       2,196       3,506
  Businesses acquired....................................................................      (9,572)     --
  Proceeds from sale of businesses.......................................................      13,093       9,244
  Other investing activities.............................................................       6,255       5,683
                                                                                           ----------  ----------
      Net cash used in investing activities..............................................     (42,376)    (38,658)
                                                                                           ----------  ----------
Cash flows from financing activities:
  Proceeds from long-term borrowings.....................................................     896,950     128,000
  Principal payments on long-term debt...................................................    (927,616)   (279,544)
  Principal payments on capital lease obligations........................................     (15,362)    (16,342)
  Sale of common stock under incentive stock and stock ownership plans...................         491       2,002
  Dividends paid.........................................................................      (2,260)    (12,700)
  Other financing activities.............................................................     (28,507)     (5,229)
                                                                                           ----------  ----------
      Net cash used in financing activities..............................................     (76,304)   (183,813)
                                                                                           ----------  ----------
Net increase (decrease)in cash and cash equivalents......................................     (36,648)        720
Cash and cash equivalents, beginning of period...........................................      63,667       4,426
                                                                                           ----------  ----------
Cash and cash equivalents, end of period.................................................  $   27,019  $    5,146
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Supplemental information:
  Cash paid for interest.................................................................  $  119,529  $  117,133
  Cash paid for income taxes.............................................................  $   33,361  $   32,118
                                                                                           ----------  ----------
                                                                                           ----------  ----------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1. The consolidated condensed balance sheet as of October 4, 1997, and the consolidated condensed statements of earnings and cash flows for the 12-week and 40-week periods ended October 4, 1997, and for the 12-week and 40-week periods ended October 5, 1996, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 4, 1997, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Earnings per share disclosures are computed using weighted average shares outstanding. The impact of common stock options on earnings per share is immaterial. Certain reclassifications have been made to the prior year amounts to conform to the current year's classification.

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

    3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $34 million at October 4, 1997, and $29 million at December 28, 1996.

    4. During the first and second quarters of 1997, the company undertook various activities and received a series of commitments which culminated in the implementation of an $850 million senior secured credit facility and the sale of $500 million of senior subordinated notes on July 25, 1997. Proceeds from the senior subordinated notes plus initial borrowings under the senior secured credit facility were used to repay all outstanding bank debt (which totaled approximately $550 million) and the balance, together with additional revolver borrowings, was used to redeem the company's $200 million of floating rate senior notes.

    The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's second quarter ended July 12, 1997. Almost all of the charge represented a non-cash write-off of unamortized financing costs related to the debt which was prepaid.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility with a maturity date of July 25, 2003, and a $250 million amortizing term loan with a maturity date of July 25, 2004. The new credit facility is secured by the inventory and accounts receivable of the company and its subsidiaries and is guaranteed by substantially all of the company's subsidiaries. See Note 6. The stated interest rate on borrowings under the new credit agreement is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    The $500 million of senior subordinated notes ("Notes") consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The Notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company (the company currently has no other subordinated indebtedness outstanding). The payment

                            FLEMING COMPANIES, INC.

of principal, interest and premium, if any, payable on the Notes is guaranteed by substantially all of the company's subsidiaries. See Note 6.

    The new credit facility currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least
1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded-bank-debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends.

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

PREMIUM

    The company and several other defendants were named in two suits filed in U.S. District Court in Miami, Florida in 1993. The suits involved an allegedly fraudulent scheme conducted by a failed grocery diverter--Premium Sales Corporation ("Premium")--and others in which large losses occurred to the detriment of a class of investors which brought one of the suits. The other suit was brought by the receiver/ trustee of the estates of Premium and certain of its affiliated entities. Plaintiffs sought actual damages of approximately $300 million, treble damages, punitive damages, attorneys' fees, costs, expenses and other appropriate relief.

    The company denied plaintiffs' accusations; however, to avoid future expense and eliminate uncertainty, the company entered into a settlement agreement in December 1996. The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December 1996 pending finalization of the settlement. On September 23, 1997, the deposited funds were released from escrow and on October 17, 1997, the claimants dismissed their actions against the company with prejudice.

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

    The company denied the plaintiff's allegations; however, to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all plaintiff's claims against the company, resulting in a charge to first quarter earnings of $19.2 million.

FURR'S

    Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately $545 million of products from the company in 1996 under a supply contract expiring in 2001, filed a lawsuit in the District Court of Bernalillo County, New Mexico, in February 1997 naming as defendants the company, certain company

                            FLEMING COMPANIES, INC.

officers and a company employee. Furr's claimed it was overcharged for products under the supply contract and alleged various causes of action including breach of contract, misrepresentation, fraud and violation of certain of New Mexico's trade practices statutes. Furr's sought an award of unspecified monetary damages including actual, consequential, incidental, punitive and treble damages together with interest, attorneys' fees and court costs.

    Fleming denied each of Furr's allegations and filed suit against Furr's seeking to enforce an indemnification agreement entered into by Furr's in 1993. Fleming also filed a shareholder derivative suit alleging malfeasance against certain of Furr's officers and directors.

    Prior to filing the lawsuit, Furr's sought to exercise the supply contract's competitiveness clause and sought to audit the company's pricing. Furr's submitted what it asserted was a "qualified competitive bid" as defined in the contract. Fleming rejected the bid as not qualifying under the contract and invoked the arbitration clause of the supply contract.

    On October 23, 1997, Fleming and Furr's Supermarkets, Inc. ("Furr's") reached an agreement of their business dispute.

    Pursuant to the terms of the agreement, neither Furr's nor Fleming admitted liability or wrongdoing. Until the end of April 1998, Furr's will be offered for sale (including Fleming's equity investment of approximately 30%). Offerees will have the opportunity to buy Furr's either with or without Fleming's El Paso product supply center, together with the related equipment and inventory. If the product supply center is not sold, Furr's (or Furr's purchaser) is obligated to pay certain liquidation costs to Fleming and Fleming will liquidate the inventory in the ordinary course. If Furr's is not sold, Furr's will have 30 days during which to elect to purchase the El Paso product supply center (and close within 120 days) or to pay Fleming liquidation costs (after a nine month transition period). Under the agreement, Fleming's supply contract with Furr's will terminate in nineteen months, or earlier, and Fleming will pay Furr's $800,000 per month until the contract terminates. Other Fleming customers currently being served by the El Paso product supply center will continue to be served by other Fleming units.

    As the result of the agreement, Furr's dismissed its lawsuit against Fleming and certain members of its management and Fleming dismissed its lawsuits against Furr's and certain of its officers and directors, each with prejudice. The arbitration proceedings were also dismissed. Furr's has agreed that Fleming's past pricing practices were consistent with its supply contract and has agreed that Fleming's FlexPro-SM- marketing plan will be applicable until the supply contract terminates.

    While Fleming will cooperate in the sale of Furr's, the ultimate outcome of these efforts cannot be predicted. However, Fleming believes that by June 1999, or earlier, Fleming will cease to supply Furr's, Fleming's distribution assets serving Furr's will be liquidated and Fleming's substantial equity investment in Furr's may be sold. The settlement does not cause an impairment in value of any recorded asset balances. While the loss of Furr's business will be significant in the near term, Fleming believes that the reinvestment of its employed capital in other profitable operations will offset the lost business.

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

                            FLEMING COMPANIES, INC.

and filed an adversary proceeding against the company seeking subordination of the company's claims, return of an approximate $12 million deposit and affirmative relief for damages which was subsequently amended to include allegations of overcharges for products.

    In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy. The settlement, which has been approved by the creditors but awaits confirmation by the court of a plan of liquidation, provides that the company will retain the $12 million deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 stores and two storage facilities. The company agreed to lease the furniture, fixtures and equipment in 14 of the stores to the reorganized debtor for nine years (or until, in each case, the expiration of the store lease) at an annual rental of $18,000 per store.

    During the fourth quarter of 1996, the debtor sold its Phoenix stores. In January 1997, the debtor filed a joint liquidating plan which incorporates the settlement agreement. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The consummation of this sale resulted in the disposition of substantially all of the debtor's remaining physical assets. The company did not receive any distribution from the sale of the debtor's assets. The hearing for confirmation of the debtor's plan of liquidation is scheduled for November 20, 1997.

    The company recorded charges relating to Megafoods of approximately $6.5 million in 1994, $3.5 million in 1995 and $5.8 million in 1996. Approximately $3 million of recorded net assets relating to Megafoods (consisting of equipment) remain on the company's books.

RANDALL'S

    On July 30, 1997, Randall's Food Markets, Inc. ("Randall's"), initiated arbitration proceedings against Fleming before the American Arbitration Association in Dallas, Texas. Randall's alleges that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by cooperating to inflate prices charged to Randall's. Randall's also alleges that Fleming impermissably modified the pricing mechanism of the supply contract. Randall's alleges breach of contract, fraud and RICO violations, and seeks actual damages, punitive damages, treble damages under RICO, termination of its supply contract and attorneys' fees and court costs. Randall's alleges it suffered substantial but unquantified damages. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited. Randall's asserts that such provision is contrary to public policy and therefore not binding on it.

    Randall's has been a Fleming customer for over 30 years. In 1996 Randall's purchased approximately $485 million of products from Fleming under an eight year supply contract entered into in 1993 in connection with Fleming's purchase of certain distribution assets from Randall's. Prior to initiating the arbitration proceeding and making allegations against Fleming for overcharges, Randall's had sought unsuccessfully to terminate the supply contract.

    The company believes it has complied with its obligations to Randall's in good faith and that punitive and consequential damages are not recoverable under the supply contract. The company will vigorously defend its interests in the arbitration. While management is unable to predict the potential range of monetary exposure to Randall's, if any, the effect of an unfavorable outcome or the loss of Randall's business could have a material adverse effect on the company.

                            FLEMING COMPANIES, INC.

CLASS ACTION SUITS

    In 1996, the company and certain of its present and former officers and directors, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain stockholders and one purported class action lawsuit filed by a noteholder. In April 1997, the court consolidated the nine stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases alleging liability for the company's failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

    On November 12, 1997, the company won a declaratory judgment action against certain of its insurance carriers regarding a directors and officers ("D&O") insurance policy issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the U.S. District Court for the Western District of Oklahoma ruled that the company's exposure, if any, under the class action suits is covered by the D&O policies (aggregating $60 million) written by the insurance carriers, and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule, a D&O insurer would be liable for the entire amount of coverage available under a policy even if there were some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability were increased by uninsured parties beyond that of the insured individuals, then that portion of the liability would be the sole obligation of that corporation. The court also held that allocation was not available to the insurance carriers as an affirmative defense. The insurance carriers have 30 days within which to appeal.

    The plaintiffs seek undetermined but significant damages and management is unable to predict the ultimate outcome of these cases. However, while management believes that the cases could have a material adverse impact on interim or annual results of operations, based upon the ruling of the court described above, the cases will not have a material adverse effect on the company's liquidity or consolidated financial position.

CENTURY

    Century Shopping Center Fund I ("Century Fund I") commenced an action in November 1988 in the Milwaukee County Circuit Court, State of Wisconsin, seeking injunctive relief and monetary damages of an unspecified amount against a subsidiary which was subsequently merged into the company. The plaintiff originally obtained a temporary restraining order preventing the subsidiary from closing a store at the Howell Plaza Shopping Center, for which the plaintiff was the landlord, and from opening a new store at a competing shopping center located nearby. Shortly thereafter, the order was dissolved by the court and the stores opened and closed as scheduled. Following the closure of the store, a number of shopping center tenants and the center itself experienced financial difficulty ultimately resulting in bankruptcy.

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

                            FLEMING COMPANIES, INC.

    In June 1993, three former tenants of the Howell Plaza Shopping Center filed another case in the same court and in September 1993, the trustee in bankruptcy for Howell Plaza, Inc. (the predecessor to Century Fund I and its successor as defendant's landlord) filed a third case. The allegations of these cases are very similar to the allegations made in the Century Fund I case.

    In June 1994, the trial court granted defendant's motion to dismiss all three cases. That decision was reversed in August 1995 by the Wisconsin Court of Appeals. The matter was remanded to the trial court. The cases have been consolidated but are not currently set for trial.

    Plaintiffs seek actual damages, consequential damages, treble damages, punitive damages, attorneys' fees, court costs and other appropriate relief. In March 1997, plaintiffs supplied the company with an analysis of damages; alleged actual damages, after trebling but excluding any estimated punitive damages, amounted to approximately $18 million.

    In July 1997, the trial court granted plaintiffs' motion for summary judgment with respect to their breach of contract claim against Fleming (as to liability only, not as to damages). The company has petitioned the Wisconsin Court of Appeals for a certification of an interlocutory appeal of that decision. Plaintiffs have alleged $1.7 million of actual damages resulted from the breach of contract. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome in the litigation could have a material adverse effect on the company.

OTHER

    The company supplies goods and services to some of its customers (particularly to its large customers) pursuant to supply contracts containing a "competitiveness" clause. Under this clause, a customer may submit a "qualified bid" from a third-party supplier to provide the customer with a range of goods and services comparable to those goods and services offered by Fleming. If the prices to be charged under the qualifying bid are lower than those charged by the company by more than an agreed percentage, the company may lower its prices to come within the agreed percentage or, if the company chooses not to lower its prices, the customer may accept the competitor's bid. The competitiveness clause is not exercised frequently and disputes regarding the clause must generally be submitted to binding arbitration. Additionally, the company believes that most of its supply contracts prohibit recovery of both punitive and consequential damages if any dispute ever arises.

    From time to time, customers may seek to renegotiate the terms of their supply contracts, or exercise the competitiveness clause of such agreements or otherwise alter the terms of their contractual obligations to the company to obtain financial concessions. Based on its historical experience, the company does not believe such efforts have had a material adverse effect on its operations or financial condition to date.

    The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Program costs are being expensed as incurred, but to compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Fleming's plan includes extensive systems testing and is expected to be completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. A failure on the part of the company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the company's operations. Additionally, failure of the company's suppliers or, more importantly, its

                            FLEMING COMPANIES, INC.

customers, to become year 2000 compliant might have a material adverse impact on the company's operations.

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

    The company and others have been designated by the U.S. Environmental Protection Agency ("EPA") and by similar state agencies as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws, as applicable, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at such sites is generally joint and several with other responsible parties, the company believes that, to the extent it is ultimately determined to be liable for the expense of remediation at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations. The company is committed to maintaining the environment and protecting natural resources and human health and to achieving full compliance with all applicable laws, regulations and orders.

    The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees regarding wages, workers' compensation and alleged discriminatory practices; tax assessments and other matters. The ultimate effect of such actions, some of which are for substantial amounts, cannot be predicted with certainty. Although the resolution of any of these matters could have a material adverse impact on interim or annual results of operations, the company expects that the outcome of these matters will not have a material adverse effect on the company's liquidity or consolidated financial position.

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

                            FLEMING COMPANIES, INC.

    The following summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                                                         OCTOBER 4,     OCTOBER 5,
                                                                            1997           1996
                                                                        -------------  -------------
                                                                               (IN MILLIONS)
Current assets........................................................    $      23      $      22
Noncurrent assets.....................................................    $      53      $      49
Current liabilities...................................................    $      16      $      10
Noncurrent liabilities................................................    $       7      $       9

                                                                               40 WEEKS ENDED
                                                                        ----------------------------
                                                                         OCTOBER 4,     OCTOBER 5,
                                                                            1997           1996
                                                                        -------------  -------------
                                                                               (IN MILLIONS)
Net sales.............................................................    $     256      $     265
Costs and expenses....................................................    $     256      $     269
Net earnings (loss)...................................................       --          $      (2)

    During the last three years, a significant number of subsidiary guarantors have been merged into the parent company, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

    7.  The accompanying earnings statements include the following:

                                                                  40 WEEKS               12 WEEKS
                                                           ----------------------  --------------------
                                                              1997        1996       1997       1996
                                                           ----------  ----------  ---------  ---------
                                                                          (IN THOUSANDS)
Depreciation and amortization (includes amortized costs
  in interest expense)...................................  $  139,738  $  145,082  $  41,113  $  47,401
Amortized costs in interest expense......................  $    7,165  $    9,967  $   1,668  $   3,040

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Several events have shaped Fleming's results of operations and capital and liquidity position during each of the past three fiscal years and the first three quarters of 1997. Since 1993, changes in the food marketing and distribution industry have reduced sales and increased competitive pressures for the company and many of its customers. In January 1994, the company announced a strategic plan to transform its operations to better serve its customers and achieve higher profitability. As part of this plan, the company consolidated food distribution facilities, reorganized its management group and reengineered the way it prices and sells grocery, frozen and dairy products and retail services. In July 1994, the company acquired Scrivner Inc. ("Scrivner"), adding $6 billion in annual food distribution sales and more than 175 retail stores. The company also dealt with business and litigation challenges during this period: the bankruptcy of a major customer in 1994, the addition by foreclosure in early 1996 of a 71-store customer in Arizona and several litigation developments in 1996 and 1997. Each of these events is discussed in more detail below.

       CHANGING INDUSTRY ENVIRONMENT. The food marketing and distribution industry is undergoing accelerated change as producers, manufacturers, distributors and retailers seek to lower costs and increase services in an increasingly competitive environment of relatively static overall demand. Alternative format food stores (such as warehouse stores and supercenters) have gained retail food market share at the expense of traditional supermarket operators, including independent grocers, many of whom are Fleming customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains, alternative formats and other channels of distribution. The company believes that these changes have led to reduced sales, reduced margins and lower profitability among many of its customers and at the company itself.

       CONSOLIDATIONS, REORGANIZATION AND REENGINEERING. Throughout 1994 and 1995, the company consolidated 13 food distribution centers, including nine centers acquired in the Scrivner acquisition, into other operations. Smaller, less efficiently located facilities were closed and their operations transferred to larger facilities seeking economies of scale in operations. These consolidations were costly and resulted in loss of sales because of the reluctance of certain customers to change and because of increased distances from new centers.

       In 1994, the company eliminated its regional food distribution organization, centralizing these staff functions and several others. It also established the Retail Food Segment following the acquisition of Scrivner and its significant retail food operations.

       The design of reengineering, which includes several programs, began in 1994 and implementation commenced in 1995. The most significant of these programs was the introduction of an innovative marketing plan which altered the way food products and distribution services are marketed to customers. Activity-based pricing analyses and marketing research are used to establish prices of grocery, frozen and dairy products and charges for handling, storage and delivery services. Other significant reengineering programs include the development and implementation of VISIONET-TM-, a proprietary interactive electronic communication network for retail customers, transportation outsourcing and the installation of FOODS, a standard food distribution computer operating system.

       Some of the costs of the plan have not been charged to the results of operations but to reserves established at the end of 1993. The recorded reserves cover severance, facility consolidation expenses and asset impairment adjustments. All other costs of the plan not covered by recorded reserves are included in the results of operations. However, the costs of the plan cannot be separately quantified because actions implementing the plan often are not unique to consolidation, reorganization and reengineering. Normal, on-going business development activities are usually performed at the same time and by the same associates which makes isolating costs related to the plan impractical. Although the consolidation and reorganization are complete, and many of the reengineering initiatives have been completed, more initiatives are in-process or planned but completion dates are not yet known because of the dependency on customer acceptance, labor relations and the need to balance benefits and costs.

       SCRIVNER. In July 1994, Fleming purchased Scrivner for approximately $390 million in cash and the assumption of $670 million of indebtedness while refinancing approximately $340 million of its own debt. To finance the transaction, the company entered into a $2.2 billion bank credit agreement, $500 million of which was refinanced with fixed and floating rate senior notes prior to the end of 1994. On July 25, 1997, as part of the recapitalization program, the company replaced its former bank credit agreement with the new credit agreement in the aggregate principal amount of $850 million and called for redemption of all $200 million of the floating rate senior notes placed in 1994. The floating rate senior notes were redeemed on September 15, 1997.

       Because the company quickly integrated Scrivner's operations, it is difficult to estimate the impact Scrivner had on sales, gross margins or earnings. However, Scrivner's significant retail food presence substantially increased Fleming's corporate-owned retail stores from 139 before the acquisition to approximately 345 (including 283 supermarkets) immediately following the acquisition. This substantial increase in retail food operations not only added to total sales, but also raised both gross margin and selling and administrative expenses as retail food operations typically operate at higher levels in these areas than do food distribution operations. Interest expense increased as a result of increased borrowing levels due to the acquisition and to higher interest rates attributable in substantial part to lower credit ratings for the company's long-term debt. Interest expense rose from $78 million in 1993 to $120 million in 1994 and $175 million in 1995 before falling to $163 million in 1996. Goodwill amortization was $23.1 million in 1994, $30.1 million in 1995 and $32.0 million in 1996; the increase from 1994 was principally due to Scrivner.

       MEGAFOODS. In August 1994, Megafoods, Inc. and certain of its affiliates ("Megafoods" or the "debtor"), filed Chapter 11 bankruptcy proceedings in Phoenix, Arizona. The company estimates that prior to bankruptcy, annualized sales to Megafoods approximated $335 million. By 1995, sales to Megafoods were approximately $87 million and by 1996, there were no sales. The company filed claims for indebtedness for goods sold on open account, equipment leases and secured loans totaling approximately $28 million and for substantial contingent claims for store subleases and lease guarantees extended by the company for the debtor's benefit. Megafoods brought an adversary proceeding seeking, among other things, damages against the company. The company recorded losses resulting from deteriorating collateral values of $6.5 million in 1994 and $3.5 million in 1995, and in 1996 recorded $5.8 million to reflect continuing deterioration and the effects of a proposed settlement of the company's claim and the debtor's allegations.

       ABCO. At year-end 1994, the company was the largest single shareholder (approximately 48% of stock outstanding), the major supplier and the second largest creditor of ABCO Markets, Inc. ("ABCO"), a supermarket chain located in Arizona. By the fall of 1995, the company's investments in, and loans to, ABCO totaled approximately $39 million. In September 1995, ABCO defaulted on both its bank debt and its debt to the company. The company exercised a warrant to gain an additional 3% of ABCO's capital stock and purchased the bank's preferred position for $21 million. In January 1996, the company foreclosed and acquired all of ABCO's assets consisting of approximately 71 stores at the time of foreclosure. Certain of ABCO's minority shareholders have challenged this action and are seeking rescission and/or damages.

       LITIGATION. In March 1996, a jury in central Texas returned verdicts in David's Supermarkets, Inc. v. Fleming ("David's") which resulted in a judgment of $211 million against Fleming. In response, the company established a reserve of $7.1 million and amended its former bank credit agreement to facilitate posting a partially collateralized supersedeas bond. Pursuant to the amendment, pricing for borrowing under the former credit agreement was increased. The judgment was vacated in June 1996, and the company's reserve was reduced to $650,000. During the first quarter of 1997, Fleming entered into court-sanctioned mediation and, as a result of a settlement reached with the plaintiff, paid $19.9 million to settle the litigation.

       During the third quarter of 1996, the company recorded a charge of $20 million to reflect an announced settlement agreement reached in lawsuits involving a failed grocery diverter, Premium Sales Corporation. In February 1997, the company's largest customer filed suit against it alleging product overcharges and in July 1997, another large customer commenced arbitration proceedings against the company also alleging product overcharges. See Note 5 to the company's financial statements and
       Part II, Item 1--Legal Proceedings for a further discussion of certain litigation and contingent liability issues.

       CREDIT POLICIES. In 1995, Fleming began imposing stricter credit policies and applying cost/benefit analyses to loans to and investments made in its distribution customers. Traditionally, food distributors have used availability of financial assistance as a competitive tool. Fleming believes that its stricter credit policies have resulted in decreased sales.

    Management believes that the combination of these events has negatively affected the company's financial performance during the past three years and the first three quarters of 1997. Additionally, the continuing commitments under the recent Furr's agreement may negatively impact earnings through May 1999 and lower sales and operating losses in certain company-owned retail stores are likely to continue to negatively impact results for the near term. See "--Litigation and Other Contingencies--Furr's."

    However, management also believes that the company's ultimate success will depend on its ability to continue to cut costs while expanding profitable operations. The company has revised its marketing plans and is taking other steps to reverse sales declines. The recapitalization program will provide the company with greater financial flexibility to redeploy assets and seek to increase the more profitable facets of both its Food Distribution and Retail Food Segments. These initiatives include increased marketing emphasis and expanded offerings of Fleming Retail Services, streamlining and expanding Fleming Brands, developing and marketing additional foodservice products and growing retail food operations through remodels, new store development and selective acquisitions. While the company believes considerable progress has been made to date, no assurance can be given that the company will be successful in continuing to cut costs, in reversing sales declines or in increasing higher margin activities.

    After taking into consideration one-time adjustments (recapitalization charge in 1997, litigation charges in 1996 and 1997, a facilities consolidation and restructuring adjustment in 1995 and $3 million in other charges in 1996 due primarily to divested stores), adjusted earnings per share and adjusted EBITDA (in millions) for the past eleven quarters were as follows:

                                           1995 ADJUSTED           1996 ADJUSTED           1997 ADJUSTED
                                       ----------------------  ----------------------  ----------------------
                                          EPS       EBITDA        EPS       EBITDA        EPS       EBITDA
                                       ---------  -----------  ---------  -----------  ---------  -----------
First quarter........................  $    0.40   $     146   $    0.25   $     126   $    0.39   $     137
Second quarter.......................       0.39         113        0.30         104        0.35         106
Third quarter........................       0.10          92        0.19         100        0.23         100
Fourth quarter.......................       0.11          97        0.27         105
                                       ---------       -----   ---------       -----
                                       $    1.00   $     448   $    1.01   $     435
                                       ---------       -----   ---------       -----
                                       ---------       -----   ---------       -----

RESULTS OF OPERATIONS

    Set forth in the following table is information for the third interim and year-to-date periods of 1997 and 1996 regarding components of the company's earnings expressed as a percentage of net sales.

THIRD INTERIM PERIOD                                         1997        1996
                                                          ----------  ----------
Net sales...............................................     100.00%     100.00%
Gross margin............................................       9.33        8.97
Less:
  Selling and administrative............................       7.90        7.59
  Interest expense......................................       1.13         .94
  Interest income.......................................       (.32)       (.31)
  Equity investment results.............................        .11         .15
  Litigation charge.....................................      --            .54
                                                          ----------  ----------
    Total expenses......................................       8.82        8.91
                                                          ----------  ----------
Earnings before taxes...................................        .51         .06
Taxes on income.........................................        .30         .03
                                                          ----------  ----------
Net earnings............................................        .22%        .03%
                                                          ----------  ----------
                                                          ----------  ----------


YEAR TO DATE                                                 1997        1996
                                                          ----------  ----------
Net sales...............................................     100.00%     100.00%
Gross margin............................................       9.23        8.99
Less:
  Selling and administrative............................       7.75        7.77
  Interest expense......................................       1.06         .99
  Interest income.......................................       (.31)       (.30)
  Equity investment results.............................        .09         .10
  Litigation charge.....................................        .16         .16
                                                          ----------  ----------
    Total expenses......................................       8.76        8.73
Earnings before taxes...................................        .48         .27
Taxes on income.........................................        .24         .14
                                                          ----------  ----------
Earnings before extraordinary charge....................        .23         .13
Extraordinary charge from early retirement of debt......        .11       --
                                                          ----------  ----------
Net earnings............................................        .12%        .13%
                                                          ----------  ----------
                                                          ----------  ----------

NET SALES

    Sales for the third quarter (12 weeks) of 1997 decreased by $.3 billion, or 7%, to $3.5 billion from $3.7 billion for the same period in 1996. Year to date, sales decreased by $.9 billion, or 7%, to $11.8 billion from $12.6 billion in 1996. Several trends and events adversely impacted sales as described in the General section above. Additionally, the closing or sale of certain company-owned retail stores negatively impacted sales.

    Retail sales generated by the same stores for the third quarter and year-to-date periods in 1997 compared to the same periods in 1996 decreased 5.2% and 3.2%, respectively. The decrease was attributable, in part, to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors.

    Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date 1997 was 1.4% compared to 2.3% for the same period in 1996.

GROSS MARGIN

    Gross margin for the third quarter of 1997 decreased by $10 million, or 3%, to $322 million from $332 million for the same period of 1996, but increased as a percentage of net sales to 9.33% from 8.97% for the same period in 1996. Year to date, gross margin decreased by $49 million, or 4%, to just under $1.1 billion from just over $1.1 billion, but also increased as a percentage of net sales to 9.23% from 8.99% for the same period in 1996. The increase in gross margin percentage was primarily due to improved gross margins at company-owned retail stores. Food price inflation resulted in a LIFO charge in 1997 of $.5 million for the third quarter and $4.6 million year to date compared to charges of $.5 million for the quarter and $2.0 million year to date in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses for the third quarter of 1997 decreased by $8 million, or 3%, to $273 million from $281 million for the same period in 1996 and increased as a percentage of net sales to 7.90% for 1997 from 7.59% in 1996. Year to date, selling and administrative expenses decreased by $69 million, or 7%, to $911 million from $981 million for the same period in 1996 and decreased as a percentage of net sales to 7.75% for 1997 from 7.77% in 1996. The year-to-date percentage decrease was principally due to improvements in operating efficiencies for company-owned retail stores. The increase in the third quarter was due primarily to increased corporate expenses in 1997 in the information technology area and the absence in 1997 of a favorable retail divestiture accrual adjustment.

    As more fully described in the 1996 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases, secured loans with terms generally up to ten years, and equity investments in and secured and unsecured loans to certain customers.

    Credit loss expense is included in selling and administrative expenses and for the third quarter of 1997 decreased by $3 million to $4 million from $7 million for the comparable period in 1996. Year to date, credit loss expense was $15 million in 1997 compared to $22 million in 1996 for a decrease of $7 million. Since 1994, tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense. Further material reductions are not expected.

INTEREST EXPENSE

    Interest expense for the third quarter of 1997 increased to $39 million from $35 million for the same period in 1996. Year to date, interest expense decreased to $124 million from $125 million in 1996. Lower average debt levels in 1997 compared to 1996 primarily accounted for the year-to-date improvement. Interest expense increased in the third quarter of 1997 compared to the same period in 1996 primarily because the interest rates on the new senior subordinated notes are higher than the rates on debt which was repaid. See Note 4 to the company's financial statements.

    The stated interest rate on the company's floating rate indebtedness is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The company employs interest rate swaps and caps from time to time to manage exposure to changing interest rates and interest expense. In the third quarter of 1997, interest rate swaps covering $250 million aggregate principal amount of floating rate indebtedness were employed. Interest rate hedge agreements contributed $1.4 million of net interest expense in the 1997 third quarter compared to $2.1 million of net interest expense for the same period of 1996. Year to date, interest rate hedge agreements contributed $5.9 million of net interest expense in 1997 compared to $7.0 million in 1996.

INTEREST INCOME

    Interest income for the third quarter of 1997 decreased to $11 million from $12 million in the same period in 1996. Year to date, interest income decreased to $36 million in 1997 from $38 million in 1996. The decrease is primarily due to the company's sale in the third quarter of 1996 of $35 million of notes receivable with limited recourse. The decrease is partly offset by new notes funded since the note sale.

EQUITY INVESTMENT RESULTS

    The company's portion of operating losses from equity investments for the third quarter of 1997 decreased to $4 million from $6 million for the same period in 1996. Year to date, operating losses from equity investments decreased to $11 million from $13 million in 1996. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

LITIGATION CHARGE

    In the first quarter of 1997, the company paid $19.9 million in complete settlement of the David's litigation. In the first quarter of 1996, the company accrued $7.1 million as the result of a jury verdict regarding the case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. In the third quarter of 1996, the company accrued $20 million related to an agreement reached to settle the Premium lawsuits. See Note 5 to the company's financial statements and Part II, Item 1--Legal Proceedings.

TAXES ON INCOME

    The effective tax rate for 1997 is presently estimated at 58.0%. The 58.0% rate was used in calculating both the third quarter and year-to-date income tax amounts. The presentation of the year-to-date tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. The rate used for the third quarter and year to date for 1996 was 51.1%. The increase is primarily due to lower earnings in 1997 compared to 1996 (primarily due to the litigation charge and write-off of costs associated with the early retirement of debt) with basically no change in the blended statutory rate or nondeductible dollar amounts (permanent differences) from 1996.

OTHER

    Several factors negatively affecting earnings in the third quarter of 1997 are likely to continue for the near term. Management believes that these factors include lower sales and operating losses in certain company-owned retail stores. Additionally, the continuing commitments under the recent Furr's agreement may negatively impact earnings through May 1999. See "--Litigation and Other Contingencies-- Furr's."

SEGMENT INFORMATION

    Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                                                      40 WEEKS              12 WEEKS
                                                                --------------------  --------------------
                                                                  1997       1996       1997       1996
                                                                ---------  ---------  ---------  ---------
                                                                              (IN MILLIONS)
Sales:
  Food distribution...........................................  $   9,127  $   9,780  $   2,678  $   2,907
  Retail food.................................................      2,629      2,837        775        799
                                                                ---------  ---------  ---------  ---------
Total sales...................................................  $  11,756  $  12,617  $   3,453  $   3,706
                                                                ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------
Operating earnings:
  Food distribution...........................................  $     212  $     226  $      63  $      64
  Retail food.................................................         58         35         11         15
  Corporate expense...........................................        (96)      (107)       (25)       (28)
                                                                ---------  ---------  ---------  ---------
Total operating earnings......................................  $     174  $     154  $      49  $      51
                                                                ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------

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

LIQUIDITY AND CAPITAL RESOURCES

    Set forth below is certain information regarding the company's capital structure at the end of the third quarter of 1997 and at the end of fiscal 1996:

CAPITAL STRUCTURE                                      OCTOBER 4, 1997       DECEMBER 28, 1996
                                                    ---------------------  ---------------------
                                                                   (IN MILLIONS)
Long-term debt....................................  $   1,185       44.6%  $   1,216       45.5%
Capital lease obligations.........................        380       14.3         381       14.2
                                                    ---------      -----   ---------      -----
Total debt........................................      1,565       58.9       1,597       59.7
Shareholders' equity..............................      1,090       41.1       1,076       40.3
                                                    ---------      -----   ---------      -----
  Total capital...................................  $   2,655      100.0%  $   2,673      100.0%
                                                    ---------      -----   ---------      -----
                                                    ---------      -----   ---------      -----

------------------------

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

    During the 40 weeks ended October 4, 1997, total debt was reduced by $32 million primarily because net cash provided by operating activities exceeded net cash used in investing activities by $40 million.

    Operating activities generated positive net cash flows of $82 million for the 40 weeks ended October 4, 1997 compared to positive net cash flows of $223 million for the same period in 1996. The variance is explained primarily by a higher decrease in accounts payable, a lower reduction in inventories and lower cash earnings, offset in part by a reduction in accounts receivable in 1997 versus an increase in 1996. Working capital was $311 million at the end of the third quarter of 1997, an increase from $221 million at year-end 1996. The current ratio increased to 1.28 to 1 at the end of the third quarter 1997 from
1.16 to 1 at year-end 1996.

    Capital expenditures were $82 million for the 40 weeks ended October 4, 1997 compared to $101 million for the same period in 1996. Management budgeted total capital expenditures for 1997, excluding acquisitions, of approximately $155 million compared to $129 million actual expenditures in 1996. Completion of the company's recapitalization program permits the company to increase its total investment spending for capital expenditures and acquisitions. The company intends to increase its retail segment operations by increasing investments in new and remodeled stores in the company's existing retail chains and by making selective acquisitions of supermarket chains or groups as opportunities arise. Total capital expenditures for 1998 are expected to be $231 million.

    The debt-to-capital ratio at the end of the third quarter of 1997 was 58.9%, down from 59.7% at year-end 1996. The company's long-term target ratio is between 50% and 55%.

    On October 20, 1997, the board of directors approved a quarterly cash dividend of $.02 per share for the fourth quarter of 1997 payable December 10, 1997. For the previous six fiscal quarters the board of directors has approved a $.02 per share quarterly dividend.

    The company's principal sources of liquidity and capital have been cash flows from operating activities, borrowings under its credit facility with banks and other lenders and the public and private debt capital markets.

    On July 25, 1997, the company entered into a new $850 million senior secured credit facility and sold $500 million of senior subordinated notes. Proceeds from the initial borrowings under the new credit facility and the sale of the senior subordinated notes were used to repay all outstanding bank debt under the previous credit facility and the balance, together with additional revolver borrowings, were used to redeem the company's $200 million floating rate senior notes due 2001. The recapitalization program provides the company with increased flexibility to redeploy assets and pursue increased business investment, such as the expansion of the company's retail food operations, strengthens Fleming's capital structure by reducing senior secured bank loans and repaying the floating rate senior notes, extends the average life of total debt outstanding, and reduces annual scheduled debt maturities.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, the new credit facility is guaranteed by substantially all company subsidiaries (see Note 6 to the company's financial statements). The stated interest rate on borrowings under the new credit agreement is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    At the end of the third quarter of 1997, borrowings under the credit facility totaled $250 million in term loans and $40 million of revolver borrowings, and $85 million of letters of credit had been issued.

    The $500 million of senior subordinated notes ("Notes") consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The Notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company (the company currently has no other subordinated indebtedness outstanding).

    The composite average interest rate for total debt before the effect of interest rate hedges was 9.5% at October 4, 1997, versus 8.9% at October 5, 1996. Including the effect of the interest rate hedges, the composite average interest rate was 9.9% and 9.5% at the respective quarter ends.

    The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded-bank-debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement.

    In addition, the credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

    At the end of the third quarter of 1997, the company would have been allowed to borrow an additional $475 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $43 million of additional fixed charges could have been incurred. The company is in compliance with all financial covenants under the new credit agreement and its indentures.

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

    At the end of the third quarter of 1997, the company had a total of $85 million of contingent obligations outstanding under undrawn letters of credit, primarily related to insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

    During the third quarter of 1997, the company employed interest rate swaps covering a total of $250 million of floating rate indebtedness with three counterparty banks possessing investment grade credit ratings (see "--Results of Operations-Interest expense"). The swaps have an average fixed interest rate of 7.2% and an average remaining term of 2.5 years. Net interest payments made or received under interest rate swaps are included in interest expense.

    Cash flows from operating activities and the company's ability to borrow under its credit agreement are expected to be the company's principal sources of liquidity and capital for the foreseeable future. In addition, lease financing may be employed for new stores. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any) and other capital needs for the next twelve months.

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

    In June 1997, the FASB issued SFAS No. 130--Reporting Comprehensive Income which is effective for the company's fiscal year ending December 26, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. The company presently believes that comprehensive income will not be significantly different from reported net income.

    Also in June 1997, the FASB issued SFAS No. 131--Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The company will adopt SFAS No. 131 for the fiscal year ending December 26, 1998 and does not expect any change in defined segments.

LITIGATION AND OTHER CONTINGENCIES

    From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Certain losses associated with litigation matters (excluding legal fees and other costs) were recorded as follows (see Note 5 to the company's financial statements and Part II, Item 1--Legal Proceedings):

        PREMIUM. In the third quarter of 1996, an agreement was reached to settle two related lawsuits pending against the company, and others, in the U.S. District Court in Miami related to a failed grocery diverter, Premium Sales Corporation. The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement. On October 17, 1997, all claims were dismissed in exchange for a payment of $19.5 million plus $500,000 for costs and expenses.

        DAVID'S. Based on the vacation of the judgment entered against the company in the David's litigation, the charge recorded during the first quarter of 1996 of approximately $7 million was reduced during the second quarter of 1996 to $650,000. During the third and fourth quarters, an additional $14,000 per quarter was recorded as additional interest. On March 21, 1997, the company reached a settlement with the plaintiff and paid $19.9 million in April 1997 in exchange for dismissal of all claims against the company, with prejudice, resulting in a charge to earnings of $19.2 million.

        Since the announcement of the initial judgment in the David's litigation, other customers involved in disputes with the company have made allegations of overcharges purporting to be similar to those made in the David's case and such allegations may be made by others in the future. Management is unable to predict the potential range of monetary exposure to the company from such allegations, if any. However, if the plaintiff in any such cases were to be successful in these assertions, the outcome could have a material adverse effect on the company.

        MEGAFOODS. In August 1996, the court approved a settlement of both the debtor's adversary proceeding against the company and the company's disputed claims in the bankruptcy proceedings of a former customer and certain of its affiliates ("Megafoods"). The settlement has been approved by the creditors and is subject to court approval of a plan of liquidation. Under the terms of the settlement, the company will retain a $12 million working capital deposit, relinquish its secured and unsecured claims in exchange for the right to receive 10% of distributions, if any, made to the unsecured creditors and pay the debtor $2.5 million in exchange for the furniture, fixtures and equipment from 17 of its stores (located primarily in Texas) and two Texas storage facilities. The company agreed to lease the furniture, fixtures and equipment in 14 of the stores for nine years (or until, in each case, the expiration of the store lease) to the reorganized debtor at an annual rental of $18,000 per store.

        During the fourth quarter of 1996, the debtor sold its Phoenix stores; no distributions were made to the unsecured creditors. In January 1997, the debtor filed a joint liquidating plan which incorporated the settlement agreement. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The debtor has now disposed of substantially all of its physical assets. The company has not received any distribution from the debtor's estate. The hearing on confirmation of the debtor's plan is scheduled for November 20, 1997.

        The company recorded charges of $6.5 million in 1994, $3.5 million in 1995 and $5.8 million in 1996. If the settlement is consummated, the company will make an additional payment of $2.5 million to the debtor's estate. Net assets recorded related to Megafoods (consisting of equipment) approximate $3 million.

        FURR'S On October 23, 1997, Fleming and Furr's Supermarkets, Inc. ("Furr's") reached an agreement of their business dispute.

        Pursuant to the terms of the agreement, neither Furr's nor Fleming admitted liability or wrongdoing. Until the end of April 1998, Furr's will be offered for sale (including Fleming's equity investment of approximately 30%). Offerees will have the opportunity to buy Furr's either with or without Fleming's El Paso product supply center, together with the related equipment and inventory. If the product supply center is not sold, Furr's (or Furr's purchaser) is obligated to pay certain liquidation costs to Fleming and Fleming will liquidate the inventory in the ordinary course. If Furr's is not sold, Furr's will have 30 days during which to elect to purchase the El Paso product supply center (and close within 120 days) or to pay Fleming liquidation costs (after a nine month transition period). Under the agreement, Fleming's supply contract with Furr's will terminate in nineteen months, or earlier, and Fleming will pay Furr's $800,000 per month until the contract terminates. Other Fleming customers currently being served by the El Paso product supply center will continue to be served by other Fleming units.

        As the result of the agreement, Furr's dismissed its lawsuit against Fleming and certain members of its management and Fleming dismissed its lawsuits against Furr's and certain of its officers and directors, each with prejudice. The arbitration proceedings were also dismissed. Furr's has agreed that Fleming's past pricing practices were consistent with its supply contract and has agreed that Fleming's FlexPro-SM- marketing plans will be applicable until the supply contract terminates.

        While Fleming will cooperate in the sale of Furr's, the ultimate outcome of these efforts cannot be predicted. However, Fleming believes that by June 1999, or earlier, Fleming will cease to supply Furr's, Fleming's distribution assets serving Furr's will be liquidated and Fleming's substantial equity investment in Furr's may be sold. The settlement does not cause an impairment in value of any recorded asset balances. While the loss of Furr's business will be significant in the near term, Fleming believes that the reinvestment of its employed capital in other profitable operations will offset the lost business.

    In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." These and other such contingent matters are discussed in Note 5 to the company's financial statements, which appear elsewhere herein. Also see Part II, Item 1 -- Legal Proceedings. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.

    Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Program costs are being expensed as incurred but to compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Fleming's plan includes extensive systems testing and is expected to be completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. Failure to ensure that the company's computer systems are year 2000-compliant could have a material adverse effect on the company's operations. Additionally, failure of the company's suppliers or, more importantly, its customers, to become year 2000 compliant might have a material adverse impact on the company's operations.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements herein refer to, among other matters, the company's ability to implement measures to reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's and its customers' ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business; the company's expectations regarding the adequacy of capital and liquidity; and the receptiveness of the company's customers to its alternative marketing plans. These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The following describes developments in various pending legal proceedings to which Fleming is subject. For additional information, see "Management's Discussion and Analysis--Litigation and Other Contingencies" and Note 5 to the company's financial statements appearing elsewhere herein. See also the company's Form 10-Q for the periods ended April 19, 1997 and July 12, 1997.

    PREMIUM. Fleming entered into a settlement agreement with respect to the Premium cases in December 1996. The company recorded a charge of $20 million during the third quarter of 1996 in anticipation of the settlement and deposited that amount into an escrow account in December pending finalization. On September 23, 1997, the deposited funds were released from escrow and on October 17, 1997 the claimants dismissed their actions against the company with prejudice.

    FURR'S. Furr's Supermarkets, Inc. ("Furr's") filed suit in February 1997 in the Second Judicial District Court of Bernalillo County, New Mexico naming as defendants the company, certain company officers and an employee. On October 23, 1997, Fleming and Furr's reached an agreement of their business dispute.

    Pursuant to the terms of the agreement, neither Furr's nor Fleming admitted liability or wrongdoing. Until the end of April 1998, Furr's will be offered for sale (including Fleming's equity investment of approximately 30%). Offerees will have the opportunity to buy Furr's either with or without Fleming's El Paso product supply center, together with the related equipment and inventory. If the product supply center is not sold, Furr's (or Furr's purchaser) is obligated to pay certain liquidation costs to Fleming and Fleming will liquidate the inventory in the ordinary course. If Furr's is not sold, Furr's will have 30 days during which to elect to purchase the El Paso product supply center (and close within 120 days) or to pay Fleming liquidation costs (after a nine month transition period). Under the agreement, Fleming's supply contract with Furr's will terminate in nineteen months, or earlier, and Fleming will pay Furr's $800,000 per month until the contract terminates. Other Fleming customers currently being served by the El Paso product supply center will continue to be served by other Fleming units.

    As the result of the agreement, Furr's dismissed its lawsuit against Fleming and certain members of its management and Fleming dismissed its lawsuits against Furr's and certain of its officers and directors, each with prejudice. The arbitration proceedings were also dismissed. Furr's has agreed that Fleming's past pricing practices were consistent with its supply contract and has agreed that Fleming's FlexPro-SM- marketing plans will be applicable until the supply contract terminates.

    While Fleming will cooperate in the sale of Furr's, the ultimate outcome of these efforts cannot be predicted. However, Fleming believes that by June 1999, or earlier, Fleming will cease to supply Furr's, Fleming's distribution assets serving Furr's will be liquidated and Fleming's substantial equity investment in Furr's may be sold. The settlement does not cause an impairment in value of any recorded asset balances. While the loss of Furr's business will be significant in the near term, Fleming believes that the reinvestment of its employed capital in other profitable operations will offset the lost business.

    The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees regarding wages, workers' compensation and alleged discriminatory practices; tax assessments and other matters, some of which are for substantial amounts. The ultimate effects of such actions, including the matters described below, cannot be predicted with certainty. Although the resolution of any of the matters discussed below may have a material adverse impact on interim or annual results of operations, based on plaintiffs' allegations and the company's defenses, the company expects that the outcome of these matters will not result in a material adverse effect on liquidity or consolidated financial position.

    CLASS ACTION SUITS. In 1996, the company and certain of its present and former officers and directors, including the chief executive officer, were named as defendants in nine purported class action lawsuits filed by certain stockholders and one purported class action lawsuit filed by a noteholder. In April 1997, the court consolidated the nine stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases alleging liability for the company's failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The plaintiffs seek undetermined but significant damages. The company denies each of these allegations.

    On November 12, 1997, the company won a declaratory judgment action against certain of its insurance carriers regarding a directors and officers ("D&O") insurance policy issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the U.S. District Court for the Western District of Oklahoma ruled that the company's exposure, if any, under the class action suits is covered by D&O policies (aggregating $60 million) written by the insurance carriers and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule, a D&O insurer would be liable for the entire amount of coverage available under a policy even if there were some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability were increased by uninsured parties beyond that of the insured individuals, then that portion of the liability would be the sole obligation of that corporation. The court also held that allocation was not available to the insurance carriers as an affirmative defense. The insurance carriers have 30 days within which to appeal.

    TOBACCO CASES. In August 1996, Richard E. Ieyoub, the Attorney General of the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against numerous defendants including the company. Since then fourteen individual plaintiffs (Joseph Aezen; Najiyya El-Haddi; Victoria Lynn Katz; Robert R. Applebaum; Carla Boyce; Robert J. Ruiz; Rosalind K. Orr; Florence Ferguson; Ella Daly; Janet Anes; Kym Glasser; Welton Lee Upshur; George Thompson; and Ronald Folkman) have commenced litigation against the company (or one of its predecessors) in the Court of Common Pleas, Philadelphia County, Pennsylvania; one individual (Doyle Smith) and his spouse commenced an action in the Court of Common Pleas, Dauphin County, Pennsylvania; and one individual (Olanda Carter) has commenced action against the company in Circuit Court for Shelby County, Tennessee. Each of these cases involves substantial alleged monetary liability on the part of the company for the company's part in the distribution of tobacco products.

    In January 1997, a purported class action was brought in the 10th Judicial District Court of Louisiana against numerous defendants (Morgan v. U.S. Tobacco Co., et al.), including the company. Fleming was dismissed from this case in September 1997.

    The company is being indemnified and defended by substantial co-defendants with respect to the remaining tobacco cases. Such indemnification is unconditional and unlimited, as understood by the company. Additionally, the United States Congress is currently working toward a global settlement of tobacco related issues which could include a complete bar to future litigation against intermediate distributors such as the company. No assurance, however, can be given that such a global settlement will be successfully achieved.

    In addition, the company is involved in the following litigation matters which, while significant, do not expose the company to any material monetary liability:

    DERIVATIVE SUITS. In October 1996, certain of the company's present and former officers and directors, including the chief executive officer, were named as defendants in a purported shareholder's derivative suit in the U.S. District Court for the Western District of Oklahoma. Plaintiff's complaint contains allegations that the defendants breached their respective fiduciary duties to the company and were variably responsible for causing the company to (i) become "involved with" Premium Sales and its illegal course of business resulting in the Premium litigation and the $20 million settlement agreement discussed above; (ii) "systematically" misrepresent and overstate the cost of company products sold to its customers in violation of its sale agreements, resulting in the David's litigation and ultimately leading to the class action suits discussed above; and (iii) fail to meet its disclosure obligations under the Securities Exchange Act of 1934, as amended, resulting in the class action lawsuits discussed above and increased borrowing costs, loss of customers and loss of market value.

    Plaintiff sought damages from the defendants on behalf of the company in excess of $50,000, forfeiture by the defendants of their salaries and other compensation for the period in which they breached their fiduciary duties, retention of all monies held by the company as deferred compensation or otherwise on behalf of the defendants as a constructive trust for the benefit of the company, and attorney's fees and costs.

    In another purported shareholder derivative action filed in October 1996 in the U.S. District Court for the Western District of Oklahoma, the plaintiff sued the same and additional officers and directors. In this case, the plaintiff alleged the defendants caused the company to (i) violate certain sale agreements with David's Supermarkets resulting in the David's litigation, (ii) fail to disclose to the investing public the risks associated with the David's litigation, (iii) violate certain sale agreements with Megafoods in a manner similar to that alleged by David's in the David's litigation, and (iv) defraud persons who invested in the Premium-related entities resulting in the Premium litigation.

    On September 30, 1997, both derivative suits were dismissed, without prejudice, for failure to make demand on the company's Board of Directors prior to instigating the litigation.

    POISON PILL BYLAW AMENDMENT. Oral arguments in the company's appeal were heard in the 10th Circuit Court of Appeals on September 9, 1997. The appelate court certified certain questions of law to the Oklahoma Supreme Court to determine the underlying issues of Oklahoma corporate law.

    The company supplies goods and services to some of its customers (particularly to its large customers) pursuant to supply contracts containing a "competitiveness" clause. Under this clause, the customer may submit to the company a qualified bid from another supplier to provide a comparable range of goods and services at prices lower than those charged by the company by more than an agreed percentage. The company has the right to lower its prices to come within the agreed percentage; if it chooses not to, the customer may accept the competitor's bid. In many contracts, the customer has the right to examine Fleming's billing practices under its contract and customers sometimes avail themselves of this right. The competitiveness clause is not exercised frequently and disputes regarding the clause must generally be submitted to binding arbitration. Additionally, the company believes that most supply contracts prohibit recovery of both punitive and consequential damages if any litigation ever arises. From time to time, customers of the company may seek to renegotiate the terms of their supply contracts, or exercise the competitiveness clause of such agreements or otherwise alter the terms of their contractual obligations to the company to obtain financial concessions. Based on its historical experience the company does not believe such efforts have had a material adverse effect on its operations or financial condition.

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

    The company has been designated by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with others, with respect to certain EPA-designated Superfund sites. While liability under CERCLA for remediation at such sites is joint and several with other responsible parties, the company believes that, to the extent it is ultimately determined to be liable for remediation at any site, such liability will not result in a material adverse effect on its consolidated financial position or results of operations. The company is committed to maintaining the environment and protecting natural resources and to achieving full compliance with all applicable laws regulations and orders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

                                                                                                          PAGE
 EXHIBIT NUMBER                                                                                          NUMBER
-----------------                                                                                     -------------
        10.25      Agreement of Settlement and Release by and between Furr's Supermarkets, Inc. and
                     Fleming Companies, Inc.

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

Date: November 17, 1997