Form 10-Q/A
period 1997-07-12
FLEMING COMPANIES INC /OK/
filed 1997-12-19
CIK 352949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

EXPLANATORY NOTE

    This Form 10-Q/A amends the previously filed Form 10-Q to reflect the extraordinary charge for early debt retirement in the third quarter of 1997 instead of the second quarter of 1997.

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

            FOR THE 12 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                            (AS
                                                                                         RESTATED,
                                                                                        SEE NOTE 8)
Net sales.............................................................................   $3,550,654   $  3,742,331
Costs and expenses:
  Cost of sales.......................................................................    3,219,989      3,397,509
  Selling and administrative..........................................................      274,878        301,532
  Interest expense....................................................................       36,223         37,660
  Interest income.....................................................................      (10,940)       (11,301)
  Equity investment results...........................................................        3,239          4,099
  Litigation charge...................................................................       --             (6,460)
                                                                                        ------------  ------------
    Total costs and expenses..........................................................    3,523,389      3,723,039
                                                                                        ------------  ------------
Earnings before taxes.................................................................       27,265         19,292
Taxes on income.......................................................................       14,450          9,858
                                                                                        ------------  ------------
Net earnings..........................................................................   $   12,815   $      9,434
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net earnings per share................................................................   $      .34   $        .25
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................   $      .02   $        .02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................       37,804         37,788
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

            FOR THE 28 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                            (AS
                                                                                         RESTATED,
                                                                                        SEE NOTE 8)
Net sales.............................................................................   $8,302,685   $  8,910,565
Costs and expenses:
  Cost of sales.......................................................................    7,539,338      8,108,623
  Selling and administrative..........................................................      638,594        699,275
  Interest expense....................................................................       85,045         90,090
  Interest income.....................................................................      (25,294)       (26,725)
  Equity investment results...........................................................        7,317          7,264
  Litigation charge...................................................................       19,218            650
                                                                                        ------------  ------------
    Total costs and expenses..........................................................    8,264,218      8,879,177
                                                                                        ------------  ------------
Earnings before taxes.................................................................       38,467         31,388
Taxes on income.......................................................................       20,388         16,039
                                                                                        ------------  ------------
Net earnings..........................................................................   $   18,079   $     15,349
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net earnings per share................................................................   $      .48   $        .41
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................   $      .04   $        .32
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................       37,802         37,760
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         JULY 12,    DECEMBER 28,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                           (AS
                                                                                        RESTATED,
                                                                                       SEE NOTE 8)
Current assets:
  Cash and cash equivalents..........................................................   $    3,888    $   63,667
  Receivables........................................................................      323,531       329,505
  Inventories........................................................................      930,368     1,051,313
  Other current assets...............................................................       84,623       119,123
                                                                                       ------------  ------------
    Total current assets.............................................................    1,342,410     1,563,608
Investments and notes receivable.....................................................      182,501       205,683
Investment in direct financing leases................................................      204,779       212,202
Property and equipment...............................................................    1,578,707     1,562,382
  Less accumulated depreciation and amortization.....................................     (659,232)     (603,241)
                                                                                       ------------  ------------
Net property and equipment...........................................................      919,475       959,141
Other assets.........................................................................      143,605       118,096
Goodwill.............................................................................      982,303       996,446
                                                                                       ------------  ------------
Total assets.........................................................................   $3,775,073    $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $  754,794    $  952,769
  Current maturities of long-term debt...............................................      152,939       124,613
  Current obligations under capital leases...........................................       20,465        19,715
  Other current liabilities..........................................................      247,196       245,774
                                                                                       ------------  ------------
    Total current liabilities........................................................    1,175,394     1,342,871
Long-term debt.......................................................................      995,519     1,091,606
Long-term obligations under capital leases...........................................      350,584       361,685
Deferred income taxes................................................................       26,683        37,729
Other liabilities....................................................................      132,902       145,327
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value per share............................................       94,510        94,494
  Capital in excess of par value.....................................................      503,886       503,595
  Reinvested earnings................................................................      530,984       514,408
  Cumulative currency translation adjustment.........................................       (4,700)       (4,700)
                                                                                       ------------  ------------
                                                                                         1,124,680     1,107,797
  Less ESOP note.....................................................................       (5,792)       (6,942)
  Less additional minimum pension liabilities........................................      (24,897)      (24,897)
                                                                                       ------------  ------------
      Total shareholders' equity.....................................................    1,093,991     1,075,958
                                                                                       ------------  ------------
Total liabilities and shareholders' equity...........................................   $3,775,073    $4,055,176
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to consolidated condensed financial statements.

                            FLEMING COMPANIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

            FOR THE 28 WEEKS ENDED JULY 12, 1997, AND JULY 13, 1996
                                 (IN THOUSANDS)

                                                                                             1997         1996
                                                                                         ------------  -----------
                                                                                             (AS
                                                                                          RESTATED,
                                                                                         SEE NOTE 8)
Cash flows from operating activities:
  Net earnings.........................................................................   $   18,079   $    15,349
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization......................................................       98,625        97,681
    Credit losses......................................................................       11,235        14,953
    Deferred income taxes..............................................................       (8,101)       (4,277)
    Equity investment results..........................................................        7,317         7,264
    Gain on sale of businesses.........................................................       (1,023)       (3,578)
    Consolidation and restructuring reserve activity...................................       (2,144)       (1,447)
    Change in assets and liabilities, excluding effect of acquisitions:
      Receivables......................................................................        5,300        (2,950)
      Inventories......................................................................      120,583       190,034
      Accounts payable.................................................................     (192,448)     (137,943)
      Other assets and liabilities.....................................................         (925)        1,641
    Other adjustments, net.............................................................       (1,197)       (1,779)
                                                                                         ------------  -----------
      Net cash provided by operating activities........................................       55,301       174,948
                                                                                         ------------  -----------
Cash flows from investing activities:
  Collections on notes receivable......................................................       32,536        37,385
  Notes receivable funded..............................................................      (24,859)      (35,158)
  Purchase of property and equipment...................................................      (49,405)      (69,408)
  Proceeds from sale of property and equipment.........................................        8,665         8,985
  Investments in customers.............................................................       (1,405)         (156)
  Proceeds from sale of investment.....................................................        2,196         1,665
  Businesses acquired..................................................................       (9,572)      --
  Proceeds from sale of businesses.....................................................        1,811         9,244
  Other investing activities...........................................................        4,378         4,315
                                                                                         ------------  -----------
      Net cash used in investing activities............................................      (35,655)      (43,128)
                                                                                         ------------  -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings...................................................      110,000       128,000
  Principal payments on long-term debt.................................................     (177,493)     (191,641)
  Principal payments on capital lease obligations......................................      (10,697)      (10,879)
  Sale of common stock under incentive stock and stock ownership plans.................          301         1,808
  Dividends paid.......................................................................       (1,505)      (11,876)
  Other financing activities...........................................................          (31)       (5,221)
                                                                                         ------------  -----------
      Net cash used in financing activities............................................      (79,425)      (89,809)
                                                                                         ------------  -----------
Net increase (decrease) in cash and cash equivalents...................................      (59,779)       42,011
Cash and cash equivalents, beginning of period.........................................       63,667         4,426
                                                                                         ------------  -----------
Cash and cash equivalents, end of period...............................................   $    3,888   $    46,437
                                                                                         ------------  -----------
                                                                                         ------------  -----------
Supplemental information:
  Cash paid for interest...............................................................   $   82,145   $    84,626
  Cash paid for taxes..................................................................   $   24,817   $    22,112
                                                                                         ------------  -----------
                                                                                         ------------  -----------

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

                            FLEMING COMPANIES, INC.

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

                            FLEMING COMPANIES, INC.

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

                            FLEMING COMPANIES, INC.

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

                            FLEMING COMPANIES, INC.

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

    The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees regarding wages, workers' compensation and alleged discriminatory practices; tax assessment and other matters, some of which are for substantial amounts. However, as of the date of this filing, the company does not believe any such action will result in a material adverse effect on the company.

    5. Certain company indebtedness is guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

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

    7.  The following events took place subsequent to the end of the quarter.

EXTRAORDINARY CHARGE ON DEBT RECAPITALIZATION.

    During the first and second quarters of 1997, the company undertook various activities and received a series of commitments which culminated in the implementation of an $850 million senior secured credit facility and the sale of $500 million of privately placed senior subordinated notes on July 25, 1997. Proceeds from the senior subordinated notes plus initial borrowings under the senior secured credit facility were used to repay all outstanding bank debt (which totaled approximately $550 million) and the balance, together with additional revolver borrowings, were used to redeem the company's $200 million of floating rate senior notes which were redeemed on September 15, 1997.

    The recapitalization resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's third quarter ended October 4, 1997. Most of the charge represents a non-cash write-off of unamortized financing costs related to the debt which was prepaid.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility with a maturity date of July 25, 2003, and a $250 million amortizing term loan with a maturity date of

                            FLEMING COMPANIES, INC.

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

    The $500 million of privately placed senior subordinated notes ("Notes") consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The Notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company (the company currently has no other subordinated indebtedness outstanding). The payment of principal, interest and premium, if any, payable on the Notes is guaranteed by substantially all of the company's subsidiaries. See Note 5.

FURR'S SETTLEMENT AGREEMENT

    On October 23, 1997, Fleming and Furr's entered into an agreement providing for the settlement of all of Furr's claims against the company and certain members of its management and all of the company's claims against Furr's and certain members of its board of directors.

    The agreement requires Furr's board to offer Furr's for sale through an auction process to occur over a six-month period which began on October 29, 1997. Fleming's El Paso product supply center (the "El Paso PSC"), together with related equipment and inventory, will be offered for sale together with Furr's. As of November 24, 1997, several entities, including Fleming, have submitted indications of interest to Furr's. Upon the sale of Furr's (if other than to Fleming), Fleming would receive approximately 30% of the net proceeds.

    Prospective purchasers will be asked to bid either including or excluding the El Paso PSC. If the successful bidder has offered to purchase the El Paso PSC, Fleming will enter into an acquisition agreement for the El Paso PSC with such purchaser, together with the related equipment and the inventory. If the successful bidder does not purchase the El Paso PSC, Fleming will receive payment of certain liquidation costs for the orderly liquidation of the El Paso PSC. If Furr's is not sold during the six-month period, Furr's will have 30 days within which to elect to purchase the El Paso PSC (and close the transaction within 120 days) or to pay the liquidation costs (after a nine-month transition period). Other Fleming customers currently being served by the El Paso PSC will continue to be served by other Fleming units.

    Under the agreement, Fleming will pay Furr's $800,000 per month, not to exceed 19 months from October 23, 1997, as a refund of fees and charges. The term of such payments are to coincide with the expiration of the supply contracts which will occur upon either (i) the sale of the El Paso PSC or (ii) the completion of the orderly liquidation of the El Paso PSC on or before June 1, 1999.

    While Fleming and Furr's have agreed to cooperate in order to sell Furr's, the ultimate outcome of their joint efforts cannot be predicted. However, if Fleming is not the successful bidder, Fleming expects that on or before June 1, 1999, the company will cease to supply Furr's, the El Paso PSC will be sold or liquated and Fleming's substantial equity investment in Furr's will be sold and a gain realized. The agreement does not cause an impairment in value of any recorded balances.

    While the loss of Furr's business will be significant in the near term, Fleming believes that the reinvestment of its employed capital in other profitable operations will offset the lost business.

RESTATEMENT

    Subsequent to the issuance of the company's quarterly report of Form 10-Q for the period ended July 12, 1997, management determined that the extraordinary charge from early retirement of debt should be recorded in the quarter ended October 4, 1997. Accordingly, the accompanying consolidated condensed financial statements have been restated to reverse the extraordinary charge previously reported. The extraordinary charge was recorded in the quarterly period ended October 4, 1997.

    A summary of the significant effects of the restatement is as follows:

                                                                                        AS PREVIOUSLY
                                                                                          REPORTED     AS RESTATED
                                                                                        -------------  -----------
For the 28 weeks ended July 12, 1997:
  Net earnings (in thousands).........................................................    $   6,821     $  18,079
  Net earnings per share..............................................................    $     .18     $     .48
For the 12 weeks ended July 12, 1997:
  Net earnings (in thousands).........................................................    $   1,557     $  12,815
  Net earnings per share..............................................................    $     .04     $     .34

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

    Furthermore, the company has been subjected to considerable unfavorable media coverage stemming from the jury verdict announced in the David's litigation in early 1996. Although the David's verdict was subsequently set aside and the matter ultimately settled, other customers have made similar allegations in an attempt to alter their contractual arrangements with the company. See Note 4 to the company's financial statements. The company believes that perceptions generated by such legal proceedings have also negatively impacted sales.

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

SECOND INTERIM PERIOD                                      1997          1996
                                                       -------------  ----------
                                                       (AS RESTATED)
Net sales............................................      100.00%       100.00%
Gross margin.........................................        9.31          9.21
Less:
  Selling and administrative.........................        7.74          8.05
  Interest expense...................................        1.02          1.01
  Interest income....................................        (.31)         (.30)
  Equity investment results..........................         .09           .11
  Litigation charge..................................                      (.17)
                                                           ------     ----------
    Total expenses...................................        8.54          8.70
                                                           ------     ----------
Earnings before taxes................................         .77           .51
Taxes on income......................................         .41           .26
                                                           ------     ----------
Net earnings.........................................         .36%          .25%
                                                           ------     ----------
                                                           ------     ----------


YEAR TO DATE                                               1997          1996
                                                       -------------  ----------
Net sales............................................      100.00%       100.00%
Gross margin.........................................        9.19          9.00
Less:
  Selling and administrative.........................        7.69          7.85
  Interest expense...................................        1.02          1.01
  Interest income....................................        (.30)         (.30)
  Equity investment results..........................         .09           .08
  Litigation charge..................................         .23           .01
                                                           ------     ----------
    Total expenses...................................        8.73          8.65
                                                           ------     ----------
Earnings before taxes................................         .46           .35
Taxes on income......................................         .24           .18
                                                           ------     ----------
Net earnings.........................................         .22%          .17%
                                                           ------     ----------
                                                           ------     ----------

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

INTEREST EXPENSE

    Interest expense for the second quarter of 1997 decreased to $36 million from $38 million for the same period in 1996. Year to date, interest expense decreased to $85 million from $90 million in 1996. Lower average borrowing levels in 1997 compared to 1996 primarily accounted for the improvement. If current levels of debt and interest rates prevail in the future, interest expense will increase because the interest rates on the new senior subordinated notes are higher than the rates on debt which was repaid. See Note 7 to the company's financial statements.

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

    In conjunction with the recapitalization program (see "Liquidity and Capital Resources"), the company terminated interest rate swaps and caps covering $400 million aggregate principal amount of floating rate indebtedness. The extraordinary charge from the early retirement of debt of $13 million recorded in the third quarter of 1997 included $1.2 million after-tax in hedge termination costs for interest rate swaps and caps covering $200 million of debt to be retired with the proceeds from the recapitalization program. The cost to terminate the interest rate swaps and caps covering the remaining $200 million of debt was immaterial.

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

LITIGATION CHARGE

    In the first quarter of 1997, the company paid $19.9 million in complete settlement of the David's litigation. In the first quarter of 1996, the company accrued $7.1 million as the result of a jury verdict regarding the case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. See Note 4 to the company's financial statements.

TAXES ON INCOME

    The effective tax rate for 1997 is presently estimated at 53.0%. The 53.0% rate was used in calculating both the second quarter and year-to-date income tax amounts. The rate used for the second quarter and year to date for 1996 was 51.1%. The increase is primarily due to lower earnings in 1997 compared to 1996 (primarily due to the litigation charge) with basically no change in nondeductible dollar amounts (permanent differences) from 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    Set forth below is certain information regarding the company's capital structure at the end of the second quarter of 1997 and at the end of fiscal 1996:

CAPITAL STRUCTURE (IN MILLIONS)                         JULY 12, 1997        DECEMBER 28, 1996
                                                    ---------------------  ---------------------
                                                        (AS RESTATED)
Long-term debt....................................  $   1,148       43.9%  $   1,216       45.5%
Capital lease obligations.........................        371       14.2         381       14.2
                                                    ---------      -----   ---------      -----
Total debt........................................      1,519       58.1       1,597       59.7
Shareholders' equity..............................      1,094       41.9       1,076       40.3
                                                    ---------      -----   ---------      -----
  Total capital...................................  $   2,613      100.0%  $   2,673      100.0%
                                                    ---------      -----   ---------      -----
                                                    ---------      -----   ---------      -----

------------------------

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

    Operating activities generated positive net cash flows of $55 million for the 28 weeks ended July 12, 1997 compared to positive net cash flows of $175 million for the same period in 1996. The variance is explained primarily by a lower reduction in inventories and higher decrease in accounts payable and the David's litigation settlement, offset in part by higher earnings and a higher decrease in accounts receivable. Working capital was $167 million at the end of the second quarter of 1997, a decrease from $221 million at year-end 1996. The current ratio decreased to 1.14 to 1 at the end of the second quarter 1997 from
1.16 to 1 at year-end 1996.

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

    The debt-to-capital ratio at the end of the second quarter of 1997 was 58.1%, down from 59.7% at year-end 1996. The company's long-term target ratio is between 50% and 55%.

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

    On July 25, 1997, the company entered into a new $850 million senior secured credit facility and sold $500 million of privately placed senior subordinated notes. Proceeds from the initial borrowings under the new credit facility and the sale of the senior subordinated notes were used to repay all outstanding bank debt under the previous credit facility and the balance, together with additional revolver borrowings, were used to redeem the company's $200 million floating rate senior notes due 2001 to redeem them on September 15, 1997. Until then, $145 million of such proceeds remained in escrow and were invested (directly or indirectly) in U.S. government securities. The recapitalization program provides the company with increased flexibility to re-deploy assets and pursue new business investment, such as the expansion of the company's retail food operations, strengthens Fleming's capital structure by reducing senior secured bank loans and repaying the floating rate senior notes, extends the average life of total debt outstanding, and reduces annual scheduled debt maturities.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolving credit portion may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, the new credit facility is guaranteed by substantially all company subsidiaries (see Note 5 to the company's financial statements). The stated interest rate on borrowings under the new credit agreement is equal to the London interbank offered interest rate ("LIBOR") plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

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

    The company's total debt outstanding at the end of the second quarter of 1997 and at July 25, 1997 is as follows (in millions).

                                                                                    ACTUAL AT
                                                                     ACTUAL AT      JULY 25,
                                                                   JULY 12, 1997      1997
                                                                   -------------  -------------
                                                                   (AS RESTATED)
Previous credit agreement:
  Revolving credit...............................................    $      40      $  --
  Term loans.....................................................          504         --
10 5/8% Senior notes due 2001....................................          300            300
Floating rate senior notes due 2001..............................          200            200
Medium-term notes................................................           99             99
Other debt.......................................................            5              5
New credit agreement:
  Revolving credit...............................................       --             --
  Term loans.....................................................       --                250
10 5/8% Subordinated notes due 2004..............................       --                250
10 1/2% Subordinated notes due 2007..............................       --                250
                                                                        ------         ------
Total long-term funded debt......................................        1,148          1,354
Capitalized lease obligations....................................          371            371
                                                                        ------         ------
Total debt.......................................................        1,519          1,725
Less current maturities, long-term debt..........................          153             38
Less current maturities, capital leases..........................           20             20
Less funds held in escrow........................................       --                145
                                                                        ------         ------
Total debt, net long-term portion................................    $   1,346      $   1,522
                                                                        ------         ------
                                                                        ------         ------

    Until September 15, 1997, $145 million had been set aside in escrow for the redemption of the floating rate senior notes. On September 15, 1997, these notes were redeemed with the funds held in escrow plus borrowings under the new credit facility. Current maturities of long-term funded debt at July 25, 1997 have been presented based on the scheduled debt maturities resulting from the recapitalization. The company's annual scheduled amortization for long-term funded debt obligations now requires principal reductions of approximately $48 million in 1998, $44 million in 1999, $72 million in 2000, $339 million in 2001, and $51 million in 2002.

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

    In addition, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Such material contingent matters are discussed in Note 4 to the company's financial statements and others are discussed in Part II--Item 1 of this report ("Legal Proceedings"), both of which are incorporated herein by reference. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.

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

    Plaintiffs failed to deliver releases sufficient to meet the requirements of the settlement agreement in a timely manner or to submit an acceptable proposal to protect the company from exposure to non-releasing investors. If adequate releases are not obtained and no acceptable proposal is submitted, the company has the right to terminate the settlement and withdraw its $20 million escrow deposit. If a settlement is not consummated, the company expects that the litigation will resume. See "Premium" in Note 4 to the company's financial statements included elsewhere herein for a further description of these cases.

    (2) Furr's Supermarkets, Inc. v. Fleming Companies, Inc. (Second Judicial District Court, Bernalillo County, New Mexico)

    Furr's has sought the court's permission to amend its complaint to include allegations of violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and other claims and to seek damages in excess of $75 million under RICO, before trebling. See "Furr's" in Note 4 to the company's financial statements included elsewhere herein for a further description of this case. The company has filed a shareholder's derivative suit in the Delaware Court of Chancery alleging certain directors and shareholders of Furr's, including its majority shareholder, have engaged in mismanagement of Furr's and waste of corporate assets.

    (3) In re: Megafoods Stores, Inc. (U.S. Bankruptcy Court for the District of Arizona)

    The hearing date for confirmation of the debtor's plan of liquidation has been postponed and no new hearing date scheduled. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The consummation of this sale resulted in the disposition of substantially all of the debtor's remaining physical assets. The company did not receive any distribution from the sale of the debtor's Texas assets. See "Megafoods" in Note 4 to the company's financial statements included elsewhere herein for a further description of this case.

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

    The company believes it has complied with its obligations to Randall's in good faith and that punitive and consequential damages are not recoverable under the supply agreement; the company will vigorously defend its interests in the arbitration. This matter has not previously been reported. See "Randall's" in
Note 4 to the company's financial statements included elsewhere herein for a further description of this case.

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

           12      Computation of Ratio of Earnings to Fixed Charges

           27      Financial Data Schedule

    (b) Reports on Form 8-K:

    On June 16, 1997, registrant reported that its Board of Directors approved a $1.35 billion recapitalization program for the company.

    On June 23, 1997, registrant reported certain developments in the Furr's litigation.

    On July 25, 1997, registrant reported that the company had closed its recapitalization program resulting in an extraordinary after-tax charge of $13.3 million, or $.35 per share.

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

Date: December 19, 1997

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