Form 10-Q/A
period 1997-10-04
FLEMING COMPANIES INC /OK/
filed 1997-12-19
CIK 352949

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FLEMING COMPANIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

          FOR THE 12 WEEKS ENDED OCTOBER 4, 1997, AND OCTOBER 5, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          1996
                                                                                            1997      ------------
                                                                                        ------------
                                                                                            (AS
                                                                                         RESTATED,
                                                                                        SEE NOTE 8)
Net sales.............................................................................   $3,453,261   $  3,705,970
Costs and expenses:
  Cost of sales.......................................................................    3,131,023      3,373,525
  Selling and administrative..........................................................      272,826        281,316
  Interest expense....................................................................       39,084         34,955
  Interest income.....................................................................      (11,116)       (11,610)
  Equity investment results...........................................................        3,710          5,708
  Litigation charge...................................................................       --             20,000
                                                                                        ------------  ------------
    Total costs and expenses..........................................................    3,435,527      3,703,894
                                                                                        ------------  ------------
Earnings before taxes.................................................................       17,734          2,076
Taxes on income.......................................................................        8,214          1,061
                                                                                        ------------  ------------
Earnings before extraordinary charge..................................................        9,520          1,015
Extraordinary charge from early retirement of debt (net of taxes).....................       13,330        --
                                                                                        ------------  ------------
Net (loss) earnings...................................................................   $   (3,810)  $      1,015
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net (loss) earnings per share:
  Earnings before extraordinary charge................................................   $      .25   $        .03
  Extraordinary charge................................................................          .35        --
                                                                                        ------------  ------------
  Net (loss) earnings.................................................................   $     (.10)  $        .03
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Dividends paid per share..............................................................   $      .02   $        .02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding...................................................       37,804         37,788
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

    The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's third quarter ended October 4, 1997. Almost all of the charge represents a non-cash write-off of unamortized financing costs related to the debt which has been prepaid.

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

                            FLEMING COMPANIES, INC.

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

                            FLEMING COMPANIES, INC.

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

                            FLEMING COMPANIES, INC.

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

    8. Subsequent to the issuance of the company's quarterly report on Form 10-Q for the period ended October 4, 1997, management determined that the extraordinary charge from early retirement of debt previously recorded in the quarter ended July 12, 1997 should be recorded in the quarter ended October 4, 1997. Accordingly, the accompanying consolidated condensed statement of earnings for the 12 weeks ended October 4, 1997 has been restated to reflect such revision.

    A summary of the significant effects of the restatement is as follows:

                                                                              AS PREVIOUSLY
                                                                                REPORTED     AS RESTATED
                                                                              -------------  -----------
For the 12 weeks ended October 4, 1997:
  Net (loss) earnings (in thousands)........................................    $   7,448     $  (3,810)
  Net (loss) earnings per share.............................................    $     .20     $    (.10)

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

THIRD INTERIM PERIOD                                                                   1996
                                                                         1997       -----------
                                                                     -------------
                                                                     (AS RESTATED)
Net sales..........................................................      100.00%       100.00%
Gross margin.......................................................        9.33          8.97
Less:
  Selling and administrative.......................................        7.90          7.59
  Interest expense.................................................        1.13           .94
  Interest income..................................................        (.32)         (.31)
  Equity investment results........................................         .11           .15
  Litigation charge................................................       --              .54
                                                                         ------     -----------
    Total expenses.................................................        8.82          8.91
                                                                         ------     -----------
Earnings before taxes..............................................         .51           .06
Taxes on income....................................................         .24           .03
                                                                         ------     -----------
Earnings before extraordinary charge...............................         .28           .03
Extraordinary charge from early retirement of debt.................         .39         --
                                                                         ------     -----------
Net (loss) earnings................................................        (.11) %        .03%
                                                                         ------     -----------
                                                                         ------     -----------


YEAR TO DATE                                                             1997          1996
                                                                     -------------  -----------
Net sales..........................................................      100.00%       100.00%
Gross margin.......................................................        9.23          8.99
Less:
  Selling and administrative.......................................        7.75          7.77
  Interest expense.................................................        1.06           .99
  Interest income..................................................        (.31)         (.30)
  Equity investment results........................................         .09           .10
  Litigation charge................................................         .16           .16
                                                                         ------     -----------
    Total expenses.................................................        8.76          8.73
Earnings before taxes..............................................         .48           .27
Taxes on income....................................................         .24           .14
                                                                         ------     -----------
Earnings before extraordinary charge...............................         .23           .13
Extraordinary charge from early retirement of debt.................         .11         --
                                                                         ------     -----------
Net earnings.......................................................         .12%          .13%
                                                                         ------     -----------
                                                                         ------     -----------

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

TAXES ON INCOME

    The effective tax rate for 1997 is presently estimated at 58.0%. The 58.0% rate was used in calculating the year-to-date income tax amount. The presentation of the tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. The rate used for the third quarter and year to date for 1996 was 51.1%. The increase is primarily due to lower earnings in 1997 compared to 1996 (primarily due to the litigation charge and write-off of costs associated with the early retirement of debt) with basically no change in the blended statutory rate or nondeductible dollar amounts (permanent differences) from 1996.

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

        During the fourth quarter of 1996, the debtor sold its Phoenix stores; no distributions were made to the unsecured creditors. In January 1997, the debtor filed a joint liquidating plan which incorporated the settlement agreement. During the second quarter of 1997, the debtor sold its Texas assets and the purchaser agreed to assume the debtor's obligation to lease furniture, fixtures and equipment from the company. The debtor has now disposed of substantially all of its physical assets. The company has not received any distribution from the debtor's assets. The company expects the debtor's plan of liquidation will become effective and the settlement agreement will be consummated on or before January 31, 1998.

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

    On September 30, 1997, both derivative suits were dismissed, without prejudice, for failure to make demand on the company's Board of Directors prior to instigating the litigation. On December 4, 1997, plaintiff filed a motion with the court seeking leave to file a combined amended complaint.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

 EXHIBIT NUMBER
-----------------
        10.25      Agreement of Settlement and Release by and between Furr's Supermarkets, Inc. and
                     Fleming Companies, Inc.

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

                                                 FLEMING COMPANIES, INC.
                                                       (Registrant)

                                                   /s/ KEVIN J. TWOMEY
                                          --------------------------------------

                                                     Kevin J. Twomey
                                                VICE PRESIDENT--CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

Date: December 19, 1997

                               INDEX TO EXHIBITS

 EXHIBIT NUMBER
-----------------
        10.25      Agreement of Settlement and Release by and between Furr's Supermarkets, Inc.
                     and Fleming Companies, Inc.

           12      Computation of Ratio of Earnings to Fixed Charges

           27      Financial Data Schedule