Form 10-K405/A
period 1996-12-28
FLEMING COMPANIES INC /OK/
filed 1998-01-08
CIK 352949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Several events have shaped Fleming's results of operations and capital and liquidity position during each of the past three fiscal years. Since 1993, changes in the food marketing and distribution industry have reduced sales and increased competitive pressures for the company and many of its customers. In January 1994, the company announced a strategic plan to transform its operations to better serve its customers and achieve higher profitability. As part of this plan, the company consolidated food distribution facilities, reorganized its management group and reengineered the way it prices and sells grocery, frozen and dairy products and retail services. In July 1994, the company acquired Scrivner Inc. ("Scrivner"), adding $6 billion in annual food distribution sales and more than 175 retail stores. The company also dealt with business and litigation challenges during this period: the bankruptcy of a major customer in 1994, the addition by foreclosure in early 1996 of a 71-store customer in Arizona and several litigation developments. Each of these events is discussed in more detail below:

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

       CONSOLIDATIONS, REORGANIZATION AND REENGINEERING. In the fourth quarter of 1991, the company commenced a five-unit wholesale food facilities consolidation plan and a reduction-in-force initiative at selected operating units and staff locations (the "1991 Plan"). In 1992 and 1993, $24 million and $28 million, respectively, of cost were charged to the 1991 Plan reserves and $4 million of reserves remained at the end of 1993 to cover future year's estimated carrying costs of undisposed properties from the closed facilities. Subsequent years' annual expenses of these properties, e.g., rent, property taxes, insurance, were charged to the reserves and an additional $2.5 million expense was recorded in 1993. The 1991 Plan was completed in 1993.

       In the fourth quarter of 1993, the company developed a comprehensive plan to consolidate five additional facilities, reorganize its operational and managerial structure and reengineer the way it prices and markets certain goods and retail services (the "1993 Plan"). The company's goals were:
       (i) to gain operational efficiencies by closing certain facilities and consolidating operations into larger, more efficient facilities; (ii) to reduce costs by removing a layer of management and closing regional operations; and (iii) to combat recent negative industry trends by offering a flexible marketing plan designed to permit customers to reduce the cost of the goods and services purchased from the company and thereby gain a competitive advantage for Fleming. The estimated costs of significant actions believed necessary to implement the 1993 Plan were identified (such as asset impairments and severance costs) and a charge totaling $105 million was recorded along with related reserves. Certain additional costs (such as employee training expenses and the costs of designing and implementing the flexible marketing plan) were anticipated but were not included in the charge. These additional costs are being expensed as incurred. By year-end 1993, approximately $24 million of consolidation and severance costs were charged to the 1993 reserve leaving a balance of approximately $81 million.

       At inception, the company expected the 1993 Plan to be completed and the reserve to be fully utilized by the end of 1996. The acquisition of Scrivner in mid-1994 (which was not anticipated when the 1993 Plan was established) and the subsequent integration of Scrivner into Fleming's operations delayed implementation of many components of the 1993 Plan. During 1994, $28 million was charged to the reserve as the company consolidated (or partially consolidated) four facilities, recognized impairments related to asset dispositions and made some planned reductions in work force.

       During 1995, the company charged $21 million against the 1993 reserve as continuing expenses were recognized in completing four of the planned five facilities consolidations and the anticipated asset impairments relating to retail store dispositions were recognized. During the year, the company noted certain customer resistance to transferring operations to consolidated facilities. To reduce these disruptive logistical changes, the company targeted an alternative general merchandise center for consolidation. The closure of the alternate site will be less expensive than initially estimated. Accordingly, $9 million of the 1993 reserve was reversed in the third quarter of 1995 and taken into income as a change in estimate.

       Many of the 1993 Plan's components are interdependent and certain actions cannot begin until other actions are completed. For example, full work force reductions and certain transportation initiatives could not be implemented until the company's new marketing plan was available at each product supply center. During 1995 and early 1996, the company experienced unanticipated customer resistance to the changes required by the new flexible marketing plan and the pace of implementing the 1993 Plan slowed as the company developed alternatives to overcome this resistance. Consequently, actions dependent on the implementation of the new marketing plan were also slowed and, in some cases, rescheduled to 1997. During 1996, only $3 million was charged against the reserve.

       Alternative marketing plans are being developed and implementation of the 1993 Plan is expected to accelerate so as to be substantially complete by the end of 1998.

       While customer reaction to the initial implementation of the flexible marketing plan (which is a critical component of reengineering) caused some operational disruption and loss of sales, the company believes that the 1993 Plan will reduce costs throughout the company and strengthen the company's overall competitive position.

       SCRIVNER. In July 1994, Fleming purchased Scrivner for approximately $390 million in cash and the assumption of $670 million of indebtedness while refinancing approximately $340 million of its own debt. To finance the transaction, the company entered into a $2.2 billion bank credit agreement, $500 million of which was refinanced with Fixed Rate and Floating Rate Senior Notes prior to the end of 1994. During 1994 and 1995, the company consolidated nine distribution centers acquired in the Scrivner acquisition (in addition to the consolidations which were anticipated as part of the 1993 Plan). The costs of these consolidations were charged to separate purchase accounting reserves established at the time of the acquisition.

       Because the company quickly integrated Scrivner's operations, it is difficult to estimate the impact Scrivner had on sales, gross margins or earnings. However, Scrivner's significant retail food presence substantially increased Fleming's corporate-owned retail stores from 139 before the acquisition to approximately 345 (including 283 supermarkets) immediately following the acquisition. This substantial increase in retail food operations not only added to total sales, but also raised both gross margin and selling and administrative expenses as retail food operations typically operate at higher levels in these areas than do food distribution operations. Interest expense increased as a result of increased borrowing levels due to the acquisition and to higher interest rates attributable in substantial part to lower credit ratings for the company's long-term debt. Interest expense rose from $78 million in 1993 to $120 million in 1994 and $175 million in 1995 before falling to $163 million in 1996. Goodwill amortization was $23.1 million in 1994, $30.1 million in 1995 and $32.0 million in 1996; the increase from 1994 was principally due to Scrivner. The acquisition of Scrivner and its integration into Fleming also caused significant delays in implementing the 1993 Plan.

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

       During the third quarter of 1996, the company recorded a charge of $20 million to reflect an announced settlement agreement reached in lawsuits involving a failed grocery diverter, Premium

       Sales Corporation. See the Litigation and Contingencies note to the company's financial statements and Item 3. Legal Proceedings for a further discussion of certain litigation and contingent liability issues.

       CREDIT POLICIES. In 1995, Fleming began imposing stricter credit policies and applying cost/benefit analyses to loans to and investments made in its distribution customers. Traditionally, food distributors have used the availability of financial assistance as a competitive tool. Fleming believes that its stricter credit policies have resulted in decreased sales.

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

                                                        1995       1996
                                                      ---------  ---------
First quarter.......................................  $     .40  $     .25
Second quarter......................................  $     .39  $     .30
Third quarter.......................................  $     .10  $     .19
Fourth quarter......................................  $     .11  $     .27

RESULTS OF OPERATIONS

    Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                              1996         1995         1994
                                           -----------  -----------  -----------
Net sales................................     100.00%      100.00%      100.00%
Gross margin.............................       8.99         8.06         7.14
Less:
Selling and administrative...............       7.73         6.79         5.93
Interest expense.........................        .99         1.00          .77
Interest income..........................       (.29)        (.33)        (.36)
Equity investment results................        .11          .16          .09
Litigation settlement....................        .12        --           --
Facilities consolidation.................      --           (.05)        --
Total....................................       8.66         7.57         6.43
Earnings before taxes....................       0.33         0.49         0.71
Taxes on income..........................       0.17         0.25         0.35
Net earnings.............................       0.16%        0.24%        0.36%

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

LIQUIDITY AND CAPITAL RESOURCES

    During 1996, the company continued to reduce long-term debt incurred in connection with the 1994 acquisition of Scrivner and reduced long-term debt by $186 million. This level of prepayment exceeded required repayments by $132 million. Set forth below is certain information regarding the company's capital structure at the end of 1996:

                                                          CAPITAL STRUCTURE
                                            ----------------------------------------------
                                                     1996                    1995
                                            ----------------------  ----------------------
                                                            (IN MILLIONS)
Long-term debt............................. $   1,216       45.5%   $   1,402       48.8%
Capital lease obligations..................       381       14.2          388       13.5

Total debt.................................     1,597       59.7        1,790       62.3
Shareholders' equity.......................     1,076       40.3        1,083       37.7
                                            ---------      -----    ---------      -----

Total capital.............................. $   2,673      100.0%   $   2,873      100.0%
                                            ---------      -----    ---------      -----
                                            ---------      -----    ---------      -----

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of January 1998.

                                       FLEMING COMPANIES, INC.

                                       By:         /s/ ROBERT E. STAUTH
                                           ------------------------------------
                                                     Robert E. Stauth
                                                       CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

                                       By:        /s/ HARRY L. WINN, JR.
                                           ------------------------------------
                                                    Harry L. Winn, Jr
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                       By:         /s/ KEVIN J. TWOMEY
                                           ------------------------------------
                                                     Kevin J. Twomey
                                                VICE PRESIDENT--CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of January 1998.

                         NAME                                         TITLE
------------------------------------------------------  -----------------------

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