Form 10-K405
period 1997-12-27
FLEMING COMPANIES INC /OK/
filed 1998-03-12
CIK 352949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

    /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                               OR
    / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM               TO
                                 COMMISSION FILE NUMBER  1-8140

                            FLEMING COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                             48-0222760
        (State or other jurisdiction of              (I.R.S. Employer
        Incorporation) or organization             Identification No.)

      6301 WATERFORD BOULEVARD, BOX 26647                 73126
            OKLAHOMA CITY, OKLAHOMA                     (Zip code)
   (Address of principal executive offices)

 Registrant's telephone number, including area        (405) 840-7200
                     code:

                                               NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                    WHICH REGISTERED
-------------------------------------------  -----------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of the common shares (based upon the closing price on February 20, 1998 of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $651 million.

    As of February 20, 1998, 38,300,000 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    A portion of Part III has been incorporated by reference from the registrant's proxy statement in connection with its annual meeting of shareholders to be held on May 14, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Fleming Companies, Inc. ("Fleming" or the "company") began operations in 1915 as a food wholesaler and today is a recognized leader in the food marketing and distribution industry. Fleming's food distribution business is conducted by its Food Distribution Segment, which is one of the largest food distributors in the United States. Fleming's retail business is conducted by its Retail Food Segment which owns 14 local chains and groups operating under separate banners. The Retail Food Segment is one of the major food retailers in the United States based on net sales. Fleming's businesses generated net earnings of $42 million, $27 million and $25 million for fiscal 1995, 1996 and 1997, respectively. Additionally, the company generated net cash flows from operations of $399 million, $328 million and $113 million for the same periods, respectively. The combined businesses generated $448 million, $435 million and $454 million of Adjusted EBITDA for fiscal 1995, 1996 and 1997, respectively. "Adjusted EBITDA" is earnings before extraordinary items and accounting changes before taking into consideration interest expense, income taxes, depreciation and amortization, equity investment results and one-time adjustments.

    Fleming is focused on achieving earnings growth in both its distribution and retail food businesses. In its food distribution business, the company is (i) increasing its sales efforts, particularly by emphasizing the company's marketing plan alternatives and information technology systems, (ii) streamlining and strengthening Fleming Brands and its offerings of Retail Services and (iii) broadening its perishables and foodservice offerings. In its retail food business, Fleming is making significant investments in new and remodeled stores in its existing retail chains and will seek selective acquisitions of supermarket groups or chains which can be integrated into Fleming's distribution infrastructure. The company will continue to implement cost reduction initiatives in both of its business segments and in its corporate staff operations.

OPERATING SEGMENTS

    FOOD DISTRIBUTION SEGMENT. At year-end 1997, Fleming's Food Distribution Segment served as the principal source of supply for more than 3,000 supermarkets (including supermarkets owned by Fleming's Retail Food Segment), which represented approximately 10% of all supermarkets in the United States. Distribution operations are conducted through a network of 35 full-line food product supply centers, six general merchandise (including health and beauty care and specialty food products) distribution centers, and two centers focused primarily on serving convenience stores. The Food Distribution Segment serves stores of various sizes located in 42 states. Distribution customers operate in a wide variety of formats including conventional full-service supermarkets, supercenters, price impact stores, combination stores and convenience stores. Net sales for the Food Distribution Segment were $13.9 billion, including $2.0 billion of net sales to the Retail Food Segment, for fiscal 1997.

    The Food Distribution Segment offers a complete selection of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise and related items. Fleming Brands, which include both private label products and controlled label products, offer consumers a quality alternative to national brands at a reasonable price while generating improved margins (for both the retailer and the Food Distribution Segment) and reinforcing the retailer's marketing identity. The company is expanding its line of in-store foodservice products to offer consumers more home meal solutions. The Food Distribution Segment also offers an extensive menu of individually marketed and priced Retail Services, which draw on Fleming's broad industry expertise and are designed to enable both Fleming-owned and Fleming-served retailers to compete more effectively.

    The company is working to encourage independents and small chains to join one of the Fleming Banner Groups to increase marketing strength and procurement benefits from vendors. Fleming Banner Group stores are owned by customers, many of which license their store banner from Fleming. Fleming

Banner Groups are retail stores operating under the IGA-Registered Trademark- or Piggly Wiggly-Registered Trademark- banner or under one of a number of banners representing a price impact retail format.

    In 1994, the Food Distribution Segment initiated a substantial cost reduction effort. Through year-end 1997, the Food Distribution Segment has consolidated 13 distribution centers into larger, more efficient facilities, eliminated a substantial number of full and part-time positions (see "--Employees"), eliminated over 3 million square feet of warehouse space and consolidated information technology data centers. In addition, since 1994 the Food Distribution Segment has developed the FlexPro-TM-, FlexStar-TM- and FlexMate-TM- marketing plans for grocery, frozen and dairy products. See "--Pricing."

    RETAIL FOOD SEGMENT. The Fleming Retail Food Segment operates more than 275 supermarkets which are operated as 14 local chains and groups under 13 separate banners. The Retail Food Segment's supermarkets vary in format from conventional supermarkets to super warehouse stores and serve consumers in the Minneapolis, Phoenix, Milwaukee, Omaha, Buffalo, Peoria, Oklahoma City and Salt Lake City markets as well as important regional areas located in Pennsylvania, Florida, Maryland, Kansas, Missouri, Arkansas and California. Each Retail Food Segment supermarket is served by a product supply center operated by the Food Distribution Segment.

    In 1997, the Retail Food Segment improved its performance by:

    - selling or closing 21 stores which were unprofitable or inconsistent with Fleming's strategy,

    - acquiring 6 stores, opening 14 new stores and remodeling 22 stores,

    - implementing additional customer loyalty programs which have become key marketing tools, and

    - installing computer-based training in many Retail Food Segment supermarkets.

    Net sales of the Retail Food Segment were $3.5 billion for fiscal 1997 compared to $0.7 billion in fiscal 1992. This growth is attributable primarily to acquisitions, but also to remodeled stores and newly constructed stores.

    Additional information regarding the company's two operating segments is contained in "Segment Information" in the notes to the consolidated financial statements which are included in Item 8 of this report.

COMPETITIVE STRENGTHS

    Fleming believes that its position as a leader in the food marketing and distribution industry is attributable to a number of competitive strengths:

    - Significant Customer Base: As one of the largest food marketing and distribution companies in the United States, with 43 product supply centers and more than 275 company-owned stores, the company has access to millions of consumers who shop at Fleming-supported retail stores.

    - Streamlined Operations: During the past three years, the Food Distribution Segment has significantly enhanced the efficiency of its distribution network as a result of facilities consolidations, staff reductions resulting from reorganizations, warehouse space eliminations and transportation outsourcing. In addition, 30 of the company's full-line food product supply centers and five general merchandise distribution centers operate under Fleming's on-line operating distribution system ("FOODS"), an internally developed information technology software system. Fleming's non-converted general merchandise distribution center and each of its remaining product supply centers (which were acquired by the company in acquisitions of local and regional wholesale operations) operate on its own unique information technology system. Conversion to FOODS, which will require a separate approach for each such system, is being undertaken and completed as resources permit and operations require.

    - Fleming Retail Food Segment: The Retail Food Segment's portfolio of 14 chains and groups operating under 13 distinct retail banners, each with its own identity, local management and marketing capabilities, provides a stable sales volume for the Food Distribution Segment and gives Fleming important first-hand knowledge of consumer preferences and the retail environment. Retail sales also offer Fleming the opportunity to earn attractive margins relative to its distribution operations.

    - High Quality Fleming Brands: Fleming Brands generally produce higher margins than national brands for retailers and the Food Distribution Segment, and increase consumer loyalty. Capitalizing on its substantial purchasing power and efficient distribution system, the Food Distribution Segment offers a wide range of high quality Fleming Brands which are being marketed through a comprehensive campaign.

    - Expertise in Perishables: The company has developed extensive expertise in handling, marketing, distributing and retailing higher margin perishable products. The company derived approximately 40% of product sales in 1997 from the sale of perishables.

    - Diverse Operations: With customers in 42 states, Fleming is geographically diverse. It also has broad experience in supplying and in operating retail food stores across a full spectrum of formats and pricing strategies.

BUSINESS STRATEGY

    Fleming's business strategy is to leverage its competitive strengths to achieve earnings growth in its marketing and distribution business and in its retail business. As principal elements of its business strategy, Fleming will:

    - Focus on Distribution Earnings Growth: The Food Distribution Segment will continue to pursue profitable sales and the expansion of its customer base. The company pursues those customers and sales which can be profitable for the long term, and will manage its costs in accordance with sales performance. Fleming will strive to be the best-value supplier of products and services. Our mission statement is "to excel at meeting the needs of consumers who shop at each Fleming-supported retail store." Renewed sales efforts are emphasizing regaining customers lost since 1994, in part by highlighting the advantages of Fleming's marketing plan alternatives. The company will continue to use activity-based pricing in order to rationalize its pricing and direct its marketing efforts to value-added services and products. Efforts to educate retailers about the advantages of Fleming Retail Services in managing their businesses will also be increased. Finally, investments in and loans to retailers will continue to be made on a selective basis.

    - Expand Retail Operations: Fleming will seek to increase its ownership of retail food operations by increasing investments in new and remodeled stores within the Retail Food Segment and by selective acquisitions of additional groups and chains, primarily in the markets already served by the Food Distribution Segment. Retail sales have the potential to generate attractive gross margins relative to Fleming's food distribution business, and management believes that its broad expertise in meeting consumer needs can be leveraged through a larger retailing business. The company will seek to improve the Retail Food Segment's profitability by increasing administrative efficiencies and divesting unprofitable stores as needed.

    - Aggressively Market Fleming Retail Services: The Food Distribution Segment will exploit opportunities for growth in Fleming Retail Services. In conjunction with the development of new marketing plans, Fleming "unbundled" the Retail Services offered to its distribution customers, giving them the opportunity to choose the services they wish to receive. The company has also repriced its Retail Services based on market analyses. The Retail Services group seeks to increase penetration with existing customers and to attract new customers. A major component of this effort is VISIONET-Registered Trademark-, the company's proprietary interactive electronic information network.

    - Emphasize Perishables and Foodservice Offerings: Fleming is increasing its emphasis on higher margin perishables as consumer demand grows for fresh and prepared foods, in-store bakeries, delis, and expanded meat and produce offerings. The company is also developing home meal solutions under its Chef's Cupboard Concepts-TM- banner. Twenty-eight modular units were installed in 1996 and 106 in 1997. Also in development is a total store merchandising program for marketing convenient meal solutions that can be prepared in 15 minutes or less.

    - Streamline and Strengthen Fleming Brands: Fleming believes it has a substantial opportunity to strengthen Fleming Brands, which currently account for approximately 5% of Food Distribution Segment sales and approximately 6% of Retail Food Segment sales. For the average supermarket, store brand products comprise approximately 17% of sales. Fleming Brands are targeted to three market segments: premium products, national quality products and value products. The company is consolidating its brands to focus on a limited portfolio of brands which include three national quality brands (BestYet-Registered Trademark-, IGA-Registered Trademark- and Piggly Wiggly-Registered Trademark-), at least one value brand (Rainbow-Registered Trademark-), and a multiple-brand group of premium, upscale products individually tailored to selected market niches. The increase in purchasing power and marketing strength expected to result from fewer brands should benefit Fleming's food distribution customers by further increasing margins, brand recognition and consumer loyalty. Additionally, the number of products offered in each brand will be expanded, and Fleming will develop new logos, packaging and marketing programs over the next two years to strengthen sales for Fleming Brands. The costs to consolidate the company's brands are expected to be immaterial. The consolidation program is being managed during the roll-out to maintain or improve the company's historic earnings level in this area.

    - Leverage Information Technology Systems: Fleming will continue to utilize and to provide its customers with market-leading information technology systems through retail services. Initiatives currently underway include an integrated retail management system which will combine point-of-sale systems, inventory management and shrinkage control systems, frequent shopper programs and labor scheduling systems. The Food Distribution Segment will continue to promote VISIONET-Registered Trademark- to attract and retain retailers, to more efficiently network information exchanges among vendors, Fleming and retailers. VISIONET-Registered Trademark- gives retailers access to inventory information, financial data, vendor promotions, retail support services and on-line ordering. Also, vendors compensate the company for access to Fleming's customers through VISIONET-Registered Trademark-. The network currently covers approximately 1,300 retail customer locations and is being upgraded with the introduction of a third generation. With this new version, VISIONET-Registered Trademark- will provide greater internet capabilities. The company's scale allows it to leverage investments in information technology more broadly than many of its competitors. Fleming will continue to incorporate state-of-the-art information technology systems in its own operations to advance its administrative efficiencies.

    - Increase Cost Efficiencies: The company will continue to aggressively exploit opportunities for further consolidation of its operating units and support systems, capitalize on staff efficiency initiatives, primarily in its administrative operations, and pursue additional outsourcing opportunities in transportation to satisfy customer needs.

PRODUCTS

    The Food Distribution Segment supplies its customers (including the Retail Food Segment's supermarkets) with a full line of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise, health and beauty care and other related items. Full-line food product supply centers carry approximately 14,000 stock keeping units (or SKUs), including approximately 4,500 perishable products. General merchandise and specialty food distribution centers offer more than 65,000 different items throughout the year. Food and food-related product sales account for over 90 percent of the company's consolidated sales. During each of the last three fiscal years, the company's product mix as a percentage of product sales was approximately 55% groceries, 40% perishables and 5% general merchandise.

    FLEMING BRANDS. Fleming Brands are store brands which include both private labels and controlled labels. Private labels are offered only in stores operating under specific banners (which may or may not be controlled by Fleming). Controlled labels are Fleming-owned brands which are offered to all food distribution customers. Fleming Brands are targeted to three market segments: premium, national quality and value. Each Fleming Brand offers consumers high quality products within each pricing tier. Fleming-controlled labels include SuperTru-Registered Trademark- and Marquee-Registered Trademark-, which are premium brands, BestYet-Registered Trademark-, which is a national quality brand, and Rainbow-Registered Trademark-, Fleming's value brand. Fleming offers two private labels, IGA-Registered Trademark- and Piggly Wiggly-Registered Trademark-, which are national quality brands. Fleming shares the benefit of reduced acquisition costs of store brand products with its customers, permitting both the Food Distribution Segment and the retailer to earn higher margins from the sale of Fleming Brands.

    PERISHABLES. Certain categories of perishables offer both the Food Distribution Segment and the retailers it serves (including the Retail Food Segment) opportunities for improved margins as consumers are generally willing to pay relatively higher prices for high quality produce, bakery goods and fresh prepared foods. Fleming is encouraging its perishables providers to emphasize more "ready-to-use" packaging alternatives to support consumer demands. The company believes retailers compete for business by emphasizing perishables and store brand products. The competitive emphasis is on fresh and prepared foods through in-store bakeries, delis, expanded meat and produce offerings, in-store home meal solutions, and ready-to-cook or heat-and-serve offerings.

    The company is utilizing its perishables expertise to develop fresh food in-store meal solutions concepts under its Chef's Cupboard Concepts-TM- banner. Twenty-eight modular units were installed during 1996 and 106 in 1997. These in-store shops are offered as turn-key operations and allow retailers to effectively compete for the rapidly growing foodservice dollar. Five concepts are currently being licensed under Chef's Cupboard Concepts-TM-:

    - Captain Subman-TM-, which offers deli-style sandwiches, soups and salads;

    - Baker's Blvd.-Registered Trademark-, with an assortment of premium baked goods;

    - Cinnamon Island-TM-, serving coffee and cinnamon rolls;

    - Chicken Store and More-TM-, offering baked chicken and side dishes; and

    - s'Italian Specialties-TM-, an Italian specialty food shop.

RETAIL SERVICES

    Retail Services are being separately marketed, priced and delivered. Retail Services marketing and sales personnel look for opportunities to cross-sell additional Retail Services as well as other Food Distribution Segment products to their customers. The company offers consulting, administrative and information technology services to its Food Distribution Segment customers (including Retail Food Segment supermarkets) and non-customers.

    CONSULTING SERVICES: Retailers may call upon Fleming consultants to provide professional advice regarding most facets of retail operations. Consulting services include the following:

    ADVERTISING. Fleming believes its advertising service group is one of the largest retail food advertising agencies in the United States, offering full service advertising production, media buying services, assistance in promotional development and execution, and marketing consultation.

    STORE DEVELOPMENT. This Retail Service uses the latest technology in market analysis, surveys and store development techniques to assist retailers in finding new locations as well as gaining operations productivity in existing physical plants.

    PRICING. Fleming consultants involve retailers directly in pricing their own products through pricing strategy development programs utilizing market surveys and new technology.

    STORE OPERATIONS. Consultants offer assistance in perishables quality control and standards monitoring, audit training, general supermarket management, store operations analysis, shrink control and supervision task outsourcing.

    FRANCHISING. Fleming assists retailers in selecting the most suitable franchising operating format.

    INSURANCE. Professional consultants are available for reviewing, pricing and coordinating retail insurance portfolios.

    ADMINISTRATIVE SERVICES: A retailer may use administrative services provided by Fleming to outsource functions being performed internally or to install new programs which are not feasible for the retailer to develop:

    EDUCATION. Fleming operates retail food education facilities for both hands-on and classroom training. Among the retail education services provided are training for all levels of store managers and employees, including selling skills, general management and perishables department training, and strategic planning.

    FINANCIAL. Fleming helps retailers track their financial performance by providing full accounting services, operating statements, payroll and accounts payable systems and tax return preparation. Additionally, it assists retailers in establishing and managing money order programs, pre-paid phone card programs and coupon redemption programs.

    RETAIL INVENTORY MANAGEMENT (RIM). Inventory control programs are being used to more effectively manage product selection, and to provide instant planogram, perpetual inventory and computer-assisted ordering capability. A simplified shelf-management version has been developed and is being implemented.

    PROMOTION. Numerous promotional tools are offered to assist retail operators in improving store traffic, such as frequent shopper programs, kiosk use and instant savings programs; continuity programs such as games, premium catalogs, etc.; and controlled markdown programs.

    INFORMATION TECHNOLOGY SYSTEMS: Fleming has invested heavily in creating new information technology products that offer retailers a competitive systems edge:

    RETAIL MANAGEMENT SYSTEMS. These services include POS equipment purchasing and leasing, including programs with the three largest vendors of scanning equipment; electronic payment systems; credit/ debit/EBT; direct store delivery and receiving systems; electronic shelf labels; in-store file managers; and total store technology solutions.

    VISIONET-REGISTERED TRADEMARK-. The company's proprietary interactive electronic information network gives retailers access to inventory information, financial data, vendor promotions, retail support services and on-line ordering.

PRICING

    The Food Distribution Segment uses market research and cost analyses as a basis for pricing its products and services. In all locations, Retail Services are individually and competitively priced.

    In approximately 55% of the Food Distribution Segment's sales base at year-end 1997, all products are sold under various selling plans. Under these selling plans, a distribution fee is added to the product price for various product categories. Under some selling plans, freight charges are also added to offset in whole or in part the cost of delivery services provided. Any cash discounts, certain allowances, and service income earned from vendors may be retained by the Food Distribution Segment. This has been referred to generally as the "traditional pricing" method.

    For the remaining 45% of its sales base at year-end 1997, the Food Distribution Segment utilized two alternative marketing plans, FlexPro-TM- and FlexStar-TM-, to market its grocery, frozen and dairy products. Under FlexPro-TM-, grocery, frozen and dairy products are listed at a price generally comparable to the net cash price paid by the Food Distribution Segment. Dealer allowances and service income are passed through to the customer. Service charges are established using the principles of activity-based pricing modified by market research. Activity-based pricing attempts to identify Fleming's cost of providing certain services in connection with the sale of products such as transportation, storage, handling, etc. Based on these identified costs, and with a view to market responses, Fleming establishes charges for these activities designed to recover Fleming's cost and provide the company with a reasonable profit. These charges are then added to aggregate product price. A fee is also charged for administrative services provided to arrange and manage certain allowances and service income offered by vendors and earned by the Food Distribution Segment and its customers. In all locations, the traditional pricing method is still applied for meat, produce, bakery goods, delicatessen products, tobacco supplies, and general merchandise and health and beauty care products.

    FlexPro-TM-, the original flexible marketing plan implemented in 1995, has been enhanced. FlexStar-TM- is very similar to FlexPro-TM- but generally uses a less complex presentation for distribution service charges by using customer-specific average charges. This averaging mechanism lessens the volatility of charges to the retailer but does not permit the retailer to manage his own product costs as fully as with FlexPro-TM-. In 1997 the Food Distribution Segment began to introduce FlexMate-TM-, a marketing plan with a presentation to customers comparable to the traditional pricing method but which operates from the same information technology system and data base as FlexPro-TM- and FlexStar-TM-.

    Fleming uses activity-based pricing to support pricing decisions for all locations using the FlexPro-TM-, FlexStar-TM- and FlexMate-TM- marketing plans. The company expects that it will have offered its alternative marketing plans to all customers in the 30 locations that operate under Fleming's on-line operating distribution system by the end of 1998 for grocery, frozen and dairy products.

FACILITIES AND TRANSPORTATION

    The Food Distribution Segment currently operates 35 full-line food product supply centers which are responsible for the distribution of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise and specialty food distribution centers distribute health and beauty care items and other items of general merchandise and specialty foods. Two distribution centers serve convenience stores. Thirty full-line food product supply centers and five general merchandise distribution centers operate under Fleming's internally developed on-line operating distribution system. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise.

    The Food Distribution Segment's food and general merchandise distribution facilities comprise more than 20 million square feet of warehouse space. Additionally, the Food Distribution Segment rents, on a short-term basis, approximately 5 million square feet of off-site temporary storage space.

    Since the beginning of 1994, the company has closed 13 distribution centers removing more than 3 million square feet of warehouse space from its distribution system.

    Transportation arrangements and operations vary by distribution center and may vary by customer. Some customers prefer to handle product delivery themselves, others prefer the company to deliver products, and still others ask the company to coordinate delivery with a third party. Accordingly, many distribution centers operate a truck fleet to deliver products to customers, and several centers also engage dedicated contract carriers to deliver products. The company increases the utilization of its truck fleet by backhauling products from suppliers and others, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis.

FOOD DISTRIBUTION SEGMENT CUSTOMERS

    The Food Distribution Segment serves retail stores that vary in size, format, organization, sales level and location.

    The size of retail stores served ranges from small convenience outlets to large supercenters. The company estimates the aggregate square feet of retail stores served is in excess of 100 million.

    The format of retail stores served is a function of size and marketing approach. The Food Distribution Segment serves customers operating as conventional supermarkets (averaging approximately 23,000 total square feet), superstores (supermarkets of 30,000 square feet or more), supercenters (a combination of a discount store and a supermarket encompassing 110,000 square feet or more), warehouse stores ("no-frills" operations of various large sizes), combination stores (which have a high percentage of non-food offerings) and convenience stores (generally under 4,000 square feet and offering only a limited assortment of products and sizes).

    The retail stores served are organized as single stores, multiple store independents and chain stores. At year-end 1997, the company served approximately 925 supermarkets organized as chains, including more than 275 Retail Food Segment stores. In accordance with customary industry definitions, 11 or more stores are referred to as a "chain" and operations of 10 or fewer are referred to as "independents."

    The company supplies over 6,500 retail stores, 3,000 of which average more than $2 million in sales per year and are considered "supermarkets" under industry standards. Supermarkets generally carry a wide variety of grocery, meat, produce, frozen food and dairy products and also handle an assortment of non-food items, including health and beauty care products and general merchandise such as housewares, soft goods and stationery. Most supermarkets also operate one or more specialty departments such as in-store bakeries, delicatessens, seafood departments or floral departments.

    The location of Fleming-supported retail stores is national in perspective with stores in 42 states.

    The company also licenses or grants franchises to retailers to use certain registered trade names such as Piggly Wiggly-Registered Trademark-, Food 4 Less-Registered Trademark- (a registered servicemark of Food 4 Less Supermarkets, Inc.), Sentry-Registered Trademark-Foods, Super 1 Foods-Registered Trademark-, Festival Foods-Registered Trademark-, Jubilee Foods-Registered Trademark-, Jamboree Foods-Registered Trademark-, MEGAMARKET-Registered Trademark-, Shop 'N Kart-Registered Trademark-, American Family-Registered Trademark-, Big Star-Registered Trademark-, Big T-Registered Trademark-, Buy for Less-Registered Trademark-, County Pride Markets-Registered Trademark-, Buy Way-Registered Trademark-, Pic-Pac-Registered Trademark-, Rainbow Foods-Registered Trademark-, Shop N Bag-Registered Trademark-, Super Save-Registered Trademark-, Super Duper-Registered Trademark-, Super Foods-TM-, Super Thrift-Registered Trademark-, Thriftway-Registered Trademark-, and Value King-Registered Trademark-. There are more than 1,600 food stores operating under Fleming franchises or licenses, including approximately 150 operated by the Retail Food Segment.

    The company is working to encourage independents and small chains to join one of the Fleming Banner Groups to receive many of the same marketing and procurement efficiencies available to larger chains. The Fleming Banner Groups are retail stores operating under the IGA-Registered Trademark- or Piggly Wiggly-Registered Trademark- banner or under one of a number of banners representing a price impact retail format. Fleming Banner Group stores are owned by customers, many of which license their store banner from Fleming.

    The company's three largest external customers accounted for 10.1%, and its top 10 external customers accounted for 18.5%, of Food Distribution net sales during 1997. No single customer represented more than 3.6% of Food Distribution net sales. In October 1997, Furr's, the company's largest customer, and Fleming entered into an agreement that requires Furr's board to offer Furr's for sale. In July 1997, Randall's, the company's third largest customer, initiated arbitration proceedings against the company alleging it had been overcharged for products. See Item 3. Legal Proceedings.

SUPPLY CONTRACTS

    The company supplies goods and services to some of its customers (particularly to its large customers and to customers in which the company has made a significant investment) pursuant to supply contracts containing a "competitiveness" clause. Under this clause, a customer may submit a "qualified bid" from a third-party supplier to provide the customer with a range of goods and services comparable to those goods and services offered by Fleming. If the prices to be charged under the qualifying bid are lower than those charged by the company by more than an agreed percentage, the company may lower its prices to come within the agreed percentage or, if the company chooses not to lower its prices, the customer may accept the competitor's bid. The competitiveness clause is not exercised frequently and disputes regarding the clause must generally be submitted to binding arbitration. Additionally, the company believes that most of its supply contracts prohibit recovery of both punitive and consequential damages if any dispute ever arises.

RETAIL FOOD SEGMENT

    Retail Food Segment supermarkets are operated as 14 distinct local chains or groups, under 13 banners, each with local management and localized marketing skills. Retail Food Segment supermarkets also share certain common administrative and support systems which are centrally monitored and administered for increased efficiencies. At year-end 1997, the Retail Food Segment owned and operated more than 275 supermarkets with an aggregate of approximately 11 million square feet of retail space. The Retail Food Segment's supermarkets are all served by Food Distribution Segment product supply centers. Net sales of the Retail Food Segment were $3.5 billion in fiscal 1997 compared to $0.7 billion in fiscal 1992. This growth is attributable primarily to acquisitions, but also to remodels and new stores.

    Formats of Retail Food Segment stores vary from price impact stores to conventional supermarkets. All Retail Food Segment supermarkets are designed and equipped to offer a broad selection of both national brands as well as Fleming Brands at attractive prices while maintaining high levels of service. Most supermarket formats have extensive produce sections and complete meat departments, together with one or more specialty departments such as in-store bakeries, delicatessens, seafood departments or floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections.

    The Retail Food Segment's supermarkets are operated through the following local trade names:

    ABCO FOODS-TM-. Located in Phoenix and Tucson, ABCO was acquired in January 1996. Previously, ABCO had been a Food Distribution Segment customer in which Fleming held an equity position. ABCO operates 56 stores, of which a majority are "Desert Market" format conventional supermarkets, averaging 35,600 square feet.

    BAKER'S-TM-. Located primarily in Omaha, Nebraska and Oklahoma City, Oklahoma, Baker's-TM- operates 23 stores which are primarily superstores in format with a value-pricing strategy. Baker's-TM- stores average 52,900 square feet.

    BOOGAARTS-REGISTERED TRADEMARK- FOOD STORES. There are 22 Boogaarts stores, 20 in Kansas and 2 in Nebraska, with an average size of 16,000 square feet. They are conventional supermarkets with a competitive-pricing strategy.

    CONSUMERS FOOD & DRUG-TM-. Headquartered in Springfield, Missouri, Consumers operates 21 combination stores in Missouri, Arkansas and Kansas, with an average of 42,800 square feet. Consumers employs a competitive-pricing strategy.

    HYDE PARK MARKET-TM-. Located in south Florida, primarily in Miami, there are now 13 Hyde Park Market-TM- stores with an average size of 21,500 square feet. The stores are operated as conventional supermarkets with a value-pricing strategy.

    NEW YORK RETAIL. The two groups consist of 16 Jubilee Foods-Registered Trademark- stores and 17 Market Basket-TM- stores, operating in western New York and Pennsylvania. These stores are conventional supermarkets with a competitive-pricing strategy. The Jubilee Foods-Registered Trademark- stores average 30,300 square feet and the Market Basket-TM- stores average 14,600 square feet in size.

    PENN RETAIL. This group is made up of 16 conventional supermarkets with a competitive-pricing strategy. It includes Festival Foods-Registered Trademark-and Jubilee Foods-Registered Trademark-operating primarily in Pennsylvania with several located in Maryland. The average size is approximately 36,600 square feet.

    RAINBOW FOODS-REGISTERED TRADEMARK-. With 36 stores in Minnesota, primarily Minneapolis/St. Paul, and Wisconsin, Rainbow Foods operates in a large-combination format, with a price impact pricing strategy. "Price impact" stores seek to minimize the retail price of goods by a reduced variety of product offerings, lower levels of customer services and departments, low overhead and minimal decor and advertising. The average store size for Rainbow Foods is 58,400 square feet.

    RICHMAR. Fleming owns a 90% equity interest in RichMar, which operates 6 Food 4 Less-Registered Trademark-supermarkets in California. They are operated as price impact stores and average 54,000 square feet per store.

    SENTRY-REGISTERED TRADEMARK- FOODS/SUPERSAVER-TM-. Located in Wisconsin, these two groups include 13 Sentry-Registered Trademark- Foods stores, which are conventional-format supermarkets with an average size of 36,600 square feet, and 21 SuPeRSaVeR-TM- stores, which are price impact stores with a lowest-in-the-area pricing strategy. SuPeRSaVeR-TM- stores average over 62,000 square feet.

    THOMPSON FOOD BASKET-REGISTERED TRADEMARK-. Located in Illinois and Iowa, these 12 stores average 28,900 square feet and are operated as conventional supermarkets with a competitive-pricing strategy.

    UNIVERSITY FOODS. University Foods is a group of 5 Food 4 Less-Registered Trademark- supermarkets in the Salt Lake City area, with an average size of 56,400 square feet. The supermarkets use a price impact pricing strategy. Fleming owned a majority interest in this group for a number of years, and in early 1997 acquired the remaining interest.

    Fleming Retail Food Segment stores provide added purchasing power as they enable Fleming to commit to certain promotional efforts at the retail level. The company, through its owned stores, is able to retain many of the promotional savings offered by vendors in exchange for volume increases.

SUPPLIERS

    Fleming purchases its products from numerous vendors and growers. As the largest single customer of many of its suppliers, Fleming is able to secure favorable terms and volume discounts on many of its purchases, leading to lower unit costs. In addition, the company's practice of passing through vendor promotional fees and allowances under its new marketing plans enhances Fleming's competitiveness and strengthens its retail customers. The company purchases products from a diverse group of suppliers and believes it has adequate sources of supply for substantially all of its products.

CAPITAL INVESTED IN CUSTOMERS

    As part of its services to retailers, the company provides capital to certain customers in several ways. In making credit and investment decisions, Fleming considers many factors, including estimated return on capital, risk and the benefits to be derived. Loans are approved by the company's business development committee following written approval standards.

    The company provides capital to certain customers by extending credit for inventory purchases, by becoming primarily or secondarily liable for store leases, by leasing equipment to retailers, by making secured loans and by making equity investments in customers.

    - EXTENSION OF CREDIT FOR INVENTORY PURCHASES: Customary trade credit terms are usually the day following statement date for customers on FlexPro-TM- or FlexStar-TM- and up to seven days for other marketing plan customers.

    - STORE AND EQUIPMENT LEASES: The company leases stores for sublease to certain customers. At year-end 1997, the company was the primary lessee of more than 700 retail store locations subleased to and operated by customers. Fleming also leases a substantial amount of equipment to retailers.

    - SECURED LOANS AND LEASE GUARANTEES: The company makes loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates above the prime rate, and are for terms of up to 10 years. During fiscal years 1995, 1996 and 1997, the company sold, with limited recourse, $77 million, $35 million and $29 million, respectively, of notes evidencing such loans. The company believes its loans to customers are illiquid and would not be investment grade if rated. From time to time, the company also guarantees the lease obligations of certain of its customers.

    - EQUITY INVESTMENTS: The company has made equity investments in strategic multi-store customers, which it refers to as Joint Ventures, and in smaller operators, referred to as Equity Stores. Certain Equity Store participants may retain the right to purchase the company's investment over a five to ten year period. Many of the customers in which the company has made equity investments are highly leveraged, and the company believes its equity investments are highly illiquid.

    At year-end 1997, Fleming had loans outstanding to customers totaling $121 million ($33 million of which were to retailers in which the company had an equity investment) and equity investments in customers totaling $23 million. The company also has investments in customers through direct financing leases, lease guarantees, operating leases or credit extensions for inventory purchases. The present value of the company's obligations under direct financing leases and lease guarantees were $200 million and $62 million, respectively, at year-end 1997. Stricter credit policies and cost/benefit analyses applied to credit extensions to and investments in customers have resulted in less exposure and a decrease in credit losses. Fleming's credit loss expense from receivables as well as from investments in customers was $31 million in 1995, $27 million in 1996 and $24 million in 1997. See notes to consolidated financial statements.

COMPETITION

    The Food Distribution Segment faces intense competition. The company's primary competitors are regional and local food distributors, national chains which perform their own distribution (such as The Kroger Co. and Albertson's, Inc.), and national food distributors (such as SUPERVALU Inc.). The principal competitive factors include price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services.

    The primary competitors of Retail Food Segment supermarkets and Food Distribution Segment customers are national, regional and local grocery and drug chains, as well as independent supermarkets, convenience stores, restaurants and fast food outlets. Principal competitive factors include product price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

EMPLOYEES

    At year-end 1997, the company had approximately 39,700 full-time and part-time associates, with approximately 12,700 employed by the Food Distribution Segment, approximately 25,200 by the Retail Food Segment and approximately 1,800 employed in corporate and other functions. Since year-end 1994, the company's total employment has been reduced by approximately 2,700 on a net basis. The number of associates employed by the Food Distribution Segment was reduced by 6,600, from approximately 19,300 at year-end 1994 to approximately 12,700 at year-end 1997, through facilities consolidation, elimination of management layers and outsourcing of transportation and other functions and other cost-cutting measures. The Retail Food Segment employment has increased on a net basis for the same time period by approximately 3,900 full and part-time associates, due primarily to acquisitions.

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

ITEM 2. PROPERTIES

    The following table sets forth facilities information with respect to Fleming's Food Distribution segment.

                                                                APPROXIMATE
                                                                SQUARE FEET
LOCATION                                                        (IN 000'S)     OWNED OR LEASED
-------------------------------------------------------------  -------------  -----------------
FOOD DISTRIBUTION (1)
Altoona, PA..................................................          172          Owned
Buffalo, NY..................................................          417         Leased
El Paso, TX (2)..............................................          477         Leased
Ewa Beach, HI................................................          196         Leased
Fresno, CA (6)...............................................          326          Owned
Garland, TX..................................................        1,180          Owned
Geneva, AL...................................................          345         Leased
Houston, TX..................................................          662         Leased
Huntingdon, PA (7)...........................................          253          Owned
Johnson City, TN(3)..........................................          298          Owned
Kansas City, KS..............................................          929         Leased
La Crosse, WI................................................          907          Owned
Lafayette, LA................................................          435          Owned
Laurens, IA..................................................          368          Owned
Lincoln, NE..................................................          304         Leased
Lubbock, TX (2)..............................................          378          Owned
Marshfield, WI...............................................          157          Owned
Massillon, OH (7)............................................          808          Owned
Memphis, TN..................................................          780          Owned
Miami, FL....................................................          763          Owned
Milwaukee, WI................................................          600          Owned
Minneapolis, MN (4)..........................................          480          Owned
Nashville, TN(3).............................................          734         Leased
North East, MD (5)...........................................          109          Owned
Oklahoma City, OK (8)........................................          454          Owned
Oklahoma City, OK (8)........................................          410         Leased
Peoria, IL...................................................          325          Owned
Philadelphia, PA (5).........................................          832         Leased
Phoenix, AZ..................................................          912          Owned
Portland, OR.................................................          337          Owned
Sacramento, CA (6)...........................................          714          Owned
Salt Lake City, UT...........................................          433          Owned
San Antonio, TX..............................................          514         Leased
Sikeston, MO.................................................          481          Owned
Superior, WI (4).............................................          371          Owned
Warsaw, NC...................................................          334      Owned/Leased
York, PA.....................................................          450          Owned
                                                                    ------
                                                                    18,645

                                                                APPROXIMATE
                                                                SQUARE FEET
LOCATION                                                        (IN 000'S)     OWNED OR LEASED
-------------------------------------------------------------  -------------  -----------------
GENERAL MERCHANDISE GROUP
Dallas, TX...................................................          262      Owned/Leased
King of Prussia, PA..........................................          377         Leased
La Crosse, WI................................................          163          Owned
Memphis, TN..................................................          339      Owned/Leased
Sacramento, CA...............................................          294         Leased
Topeka, KS...................................................          179         Leased
                                                                    ------
                                                                     1,614

OUTSIDE STORAGE
Outside storage facilities--typically rented on a short-term
  basis......................................................        5,204
                                                                    ------
Total for Food Distribution..................................       25,463

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

    The following table sets forth general information with respect to Fleming's Retail Food segment. These retail stores are primarily leased.

                                                                                       APPROXIMATE
                                                                                        COMBINED
                                                       LOCATION OF       NUMBER OF     SQUARE FEET
RETAIL CHAIN OR GROUP                                     STORES          STORES       (IN 000'S)
---------------------------------------------------  ----------------  -------------  -------------
ABCO Foods.........................................  AZ                         56          1,995
Baker's............................................  NE, OK                     23          1,216
Boogaarts..........................................  KS, NE                     22            353
Jubilee Foods......................................  NY, PA                     16            484
Market Basket......................................  NY, PA                     17            249
Consumers..........................................  MO, AR, KS                 21            898
Penn Retail........................................  PA, MD                     16            585
Hyde Park Market...................................  FL                         13            279
Rainbow Foods......................................  MN, WI                     36          2,103
Sentry Foods.......................................  WI                         13            476
SuPeRSaVeR.........................................  WI                         21          1,303
Thompson Food Basket...............................  IL, IA                     12            364
RichMar............................................  CA                          6            324
University Foods...................................  UT                          5            282
                                                                               ---         ------
Total for Retail Foods.............................                            277         10,911

    Fleming's corporate offices are located in Oklahoma City, Oklahoma in leased office space totaling approximately 326,000 square feet.

    Fleming owns and leases other significant assets, such as inventories, fixtures and equipment, capital leases, etc., which are reflected in the company's consolidated balance sheets which are included in Item 8. of this report.

    For information regarding lease commitments and long-term debt relating to properties or other assets, see "Lease Agreements" and "Long-term Debt" in the notes to the consolidated financial statements which are included in Item 8. of this report.

ITEM 3. LEGAL PROCEEDINGS

    The following describes various pending legal proceedings to which Fleming is subject. For additional information, see "Litigation and Contingencies" in the notes to the consolidated financial statements which are included in Item 8. of this report.

    (1) RANDALL'S. In July 1997, Randall's Food Markets, Inc. ("Randall's") initiated arbitration proceedings against Fleming before the American Arbitration Association in Dallas, Texas. Randall's has been a Fleming customer for over 30 years. In 1997 Randall's purchased approximately $450 million of products from Fleming under an eight-year supply contract entered into in 1993 in connection with Fleming's purchase of certain distribution assets from Randall's. Prior to initiating the arbitration proceeding, Randall's unsuccessfully sought to terminate its supply contract.

    Randall's alleges that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by inflating prices and that Fleming impermissibly modified the pricing mechanism of its supply contract. Randall's claims it was overcharged by approximately $54 million during a 4 1/2 year period. Randall's alleges breach of contract, fraud and RICO violations, and seeks actual, punitive and treble damages, termination of its supply contract, attorneys' fees and costs. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited. Randall's asserts that such provision is contrary to public policy and therefore not binding on it.

    (2) CLASS ACTION SUITS. In 1996 certain stockholders (Kenneth Steiner, Lawrence B. Hollin, Ronald T. Goldstein, General Telcom Money Purchase Perscon Plan & Trust, Bright Trading, Inc., City of Philadelphia, Gerald Pindus, Charles Hinton and Lawrence M. Wells, among others) and one bondholder (Robert Mark) filed purported class action lawsuits against the company and certain of its present and former officers and directors [Robert E. Stauth, Harry L. Winn, Jr., Kevin J. Twomey, Donald N. Eyler (a former executive officer) and, as to the stock cases only, R. Randolph Devening (a former executive officer and former director)], each in the U.S. District Court for the Western District of Oklahoma. In April 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases asserting liability for the company's alleged failure to properly account for and disclose the contingent liability created by the litigation brought against the company by David's Supermarkets, Inc. ("David's") and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The plaintiffs seek undetermined but significant damages.

    In November 1997, the company won a declaratory judgment against certain of its insurance carriers regarding directors and officers ("D&O") insurance policies issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the U.S. District Court for the Western District of Oklahoma ruled that the company's exposure, if any, under the class action suits is covered by certain

D&O policies written by the insurance carriers (aggregating $60 million) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by insured individuals and an uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

    (3) DERIVATIVE SUITS. In October 1996, certain of the company's present and former officers and directors [Robert E. Stauth, Harry L. Winn, Jr., Kevin
J. Twomey, Archie R. Dykes, Carol B. Hallett, Edward C. Joullian III, John A. McMillan, Guy A. Osborn, Howard H. Leach (a former director), R.D. Harrison (subsequently dismissed), Lawrence M. Jones (a former director), R. Randolph Devening (a former executive officer and former director), Donald N. Eyler (a former executive officer), E. Dean Werries (a former executive officer and former director) and James E. Stuard (a former executive officer)], were named as defendants in a purported shareholder's derivative suit in the U.S. District Court for the Western District of Oklahoma (Cauley, et al. v. Stauth, et al.). Plaintiffs' complaint contains allegations that the defendants breached their respective fiduciary duties to the company and were variably responsible for causing the company to (i) become "involved with" Premium Sales Corporation and its illegal course of business resulting in a $20 million settlement paid by Fleming; (ii) "systematically misrepresent and overstate" the cost of company products, resulting in litigation by David's Supermarkets (which was settled by the company for $20 million) and ultimately leading to the class action suits discussed above; and (iii) fail to meet its disclosure obligations under the law resulting in the class action lawsuits and increased borrowing costs, loss of customers and loss of market value.

    In another purported shareholder derivative action filed in October 1996 in the U.S. District Court for the Western District of Oklahoma (Rosenburger v. Stauth, et al.), the plaintiff sued the same and additional officers and directors [E. Stephen Davis, Thomas L. Zaricki, Gerald G. Austin (a former executive officer) and Glenn E. Mealman (a former executive officer)]. In this case, the plaintiff alleged the defendants caused the company to (i) violate certain sale agreements with David's Supermarkets resulting in the David's litigation, (ii) fail to disclose to the investing public the risks associated with the David's litigation, (iii) violate certain sale agreements with Megafoods in a manner similar to that alleged by David's Supermarkets, and (iv) defraud persons who invested in the Premium-related entities resulting in litigation.

    Plaintiffs' sought damages from the defendants on behalf of Fleming in excess of $50,000, forfeiture by the defendants of their salaries and other compensation for the period in which they allegedly breached their fiduciary duties, retention of all monies held by the company as deferred compensation or otherwise on behalf of the defendants as a constructive trust for the benefit of the company, and attorney's fees and costs. On September 30, 1997, both derivative suits were dismissed, without prejudice, for failure to make demand on the company's Board of Directors prior to instigating the litigation. Plaintiffs have filed a motion seeking leave to file an amended complaint.

    (4) TOBACCO CASES. In August 1996, Richard E. Ieyoub, the Attorney General of the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against The American Tobacco Company and numerous defendants including the company. Since then 16 actions have been filed by individual plaintiffs (Joseph Aezen, Najiyya El-Haddi, Victoria Lynn Katz, Robert R. Applebaum, Carla Boyce, Robert J. Ruiz, Rosalind K. Orr, Florence Ferguson, Ella Daly, Janet Anes, Kym Glasser, Welton Lee Upshur, Donald G. Teti, George Thompson, Ronald Folkman, and Sandy and Howard Greenfield) against major tobacco companies (R.J. Reynolds Tobacco Company, Phillip Morris Companies and Lorillard Tobacco Company) and others including the company (or one of its predecessors) in the Court of Common Pleas, Philadelphia County, Pennsylvania; two individuals (Doyle Smith and Gloria Schultz) commenced separate actions in the Court of Common Pleas, Dauphin County, Pennsylvania against Phillip Morris Companies and others including the company; and one individual (Olanda Carter) commenced an action against R.J. Reynolds Tobacco Company and a predecessor of the company in the Circuit Court for Shelby County, Tennessee. Each of these cases alleges substantial monetary liability for Fleming's participation in the distribution of tobacco products. The company is being indemnified and defended by substantial third party co-defendants with respect to these cases. The indemnifications are unconditional and unlimited.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the executive officers of the company as of March 2, 1998:

                                                                                              YEAR FIRST
                                                                                               BECAME AN
NAME (AGE)                                                  PRESENT POSITION                    OFFICER
--------------------------------------------  --------------------------------------------  ---------------
Robert E. Stauth (53).......................  Chairman and Chief Executive Officer                  1987

William J. Dowd (55)........................  President and Chief Operating Officer                 1995

E. Stephen Davis (57).......................  Executive Vice President--Food Distribution           1981

Harry L. Winn, Jr. (53).....................  Executive Vice President and Chief Financial          1994
                                                Officer

David R. Almond (57)........................  Senior Vice President--General Counsel and            1989
                                                Secretary

Ronald C. Anderson (55).....................  Senior Vice President--General Merchandise            1993

Mark K. Batenic (49)........................  Senior Vice President--Sales and Business             1994
                                                Development, Food Distribution

Craig A. Grant (50).........................  Senior Vice President--Organizational                 1998
                                                Strategies/Management Development

William M. Lawson, Jr. (47).................  Senior Vice President--Corporate Development          1994

Dixon E. Simpson (55).......................  Senior Vice President--Retail Services                1993

Larry A. Wagner (51)........................  Senior Vice President--Human Resources                1989

Thomas L. Zaricki (53)......................  Senior Vice President--Retail Operations              1993

Nancy E. Del Regno (45).....................  Vice President--Communications and Public             1995
                                                Affairs

John M. Thompson (56).......................  Vice President--Treasurer and Assistant               1982
                                                Secretary

Kevin J. Twomey (47)........................  Vice President--Controller                            1995

    No family relationship exists among any of the executive officers listed above.

    Executive officers are elected by the board of directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

    Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Anderson, Dowd, Grant, Lawson, Winn and Zaricki and Ms. Del Regno.

    Mr. Anderson joined the company as Vice President--General Merchandise in July 1993. In March 1995, he was named Senior Vice President--General Merchandise. Since 1986, until joining the company, he was President of McKesson Corporation, a distributor of pharmaceutical and related products, where he was responsible for its service merchandising division.

    Mr. Dowd joined the company in his present position in July 1995. From 1994 until joining the company, he was Senior Vice President--Operations at Cott Corporation, a producer of retailer-branded soft drinks. From 1991 to 1994, Mr. Dowd was Executive Vice President for Kraft General Foods' KGF Service Company.

    Mr. Grant joined the company in his present position in March 1998. From 1991 to 1998, he was Vice President--Human Resources for Interlake Corporation in Lisle, Illinois.

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

    Ms. Del Regno joined the company in her present position in February 1995. She was with PepsiCo Food Systems where she was Senior Communications Manager from 1988 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is "FLM". As of February 20, 1998, the 38.3 million outstanding shares were owned by 12,000 shareholders of record and approximately 11,000 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.

                                                                 1997                  1996
                                                         --------------------  --------------------
QUARTER                                                    HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
First..................................................  $   18.75  $   15.75  $   20.88  $   13.63
Second.................................................      20.38      15.50      16.38      11.50
Third..................................................      19.50      15.75      18.38      13.63
Fourth.................................................      18.94      13.38      18.25      15.63

    Cash dividends on Fleming common stock have been paid for 81 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:

RECORD DATES:                       PAYMENT DATES:
----------------------------------  ----------------------------------
February 20                         March 10
May 20                              June 10
August 20                           September 10
November 20                         December 10

    Cash dividends of $.02 per share were paid on or near each of the above four payment dates in 1997. The company paid a cash dividend of $.30 per share for the first quarter, and $.02 per share, per quarter for quarters two through four in 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                          1993(A)    1994(B)    1995(C)    1996(D)    1997(E)
                                         ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................  $  13,096  $  15,724  $  17,502  $  16,487  $  15,373
Earnings before extraordinary charge...         37         56         42         27         39
Net Earnings...........................         35         56         42         27         25
Diluted net earnings per common share
  before extraordinary charge(f).......       1.02       1.51       1.12        .71       1.02
Diluted net earnings per share(f)......        .96       1.51       1.12        .71        .67
Total assets...........................      3,103      4,608      4,297      4,055      3,924
Long-term debt and capital leases......      1,004      1,995      1,717      1,453      1,494
Cash dividends declared per common
  share................................       1.20       1.20       1.20        .36        .08

------------------------

See Item 3. Legal Proceedings, notes to consolidated financial statements and the financial review included in Items 7. and 8.

(a) The results in 1993 include a charge of approximately $108 million ($66 million after-tax or $1.79 per share) for additional facilities consolidations, reengineering, impairment of retail-related assets and elimination of regional operations. 1993 also reflected an extraordinary charge of $4 million ($2 million after-tax or $.06 per share) for the early retirement of debt.

(b) The results in 1994 reflect the July 1994 acquisition of Scrivner Inc.

(c) In 1995, management changed its estimates with respect to the general merchandising portion of the reengineering plan and reversed $9 million ($4 million after-tax or $.12 per share) of the related provision. (See note "a" above).

(d) Results in 1996 include a charge of $20 million ($10 million after-tax or $.26 per share) related to the settlement of two related lawsuits against the company.

(e) The results in 1997 reflect a charge of $19 million ($9 million after-tax or $.24 per share) related to the settlement of a lawsuit against the company. 1997 also reflected an extraordinary charge of $22 million ($13 million after-tax or $.35 per share) related to the recapitalization program.

(f) All earnings per share amounts have been restated and are reflected as diluted as defined under SFAS No. 128-Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Several events have shaped Fleming's results of operations and capital and liquidity position during each of the past three fiscal years. Changes in the food marketing and distribution industry have reduced sales and increased competitive pressures for the company and many of its customers. In January 1994, the company announced a strategic plan to transform its operations to better serve its customers and achieve higher profitability. As part of this plan, the company consolidated food distribution facilities, reorganized its management group and reengineered the way it prices and sells grocery, frozen and dairy products and retail services. In July 1994, the company acquired Scrivner Inc. ("Scrivner"), adding $6 billion in annual sales from food distribution and more than 175 retail stores. The company also dealt with business and litigation challenges during this period: the bankruptcy of a major customer in 1994, the addition by foreclosure in early 1996 of a 71-store customer in Arizona and several litigation developments. Each of these events is discussed in more detail below:

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

        CONSOLIDATIONS, REORGANIZATION AND REENGINEERING. In the fourth quarter of 1993, the company developed a comprehensive plan to consolidate five wholesale food facilities, reorganize its operational and managerial structure and reengineer the way it prices and markets certain goods and retail services (the "1993 Plan"). The company's goals were: (i) to gain operational efficiencies by closing certain facilities and consolidating operations into larger, more efficient facilities; (ii) to reduce costs by removing a layer of management and closing regional operations; and (iii) to combat negative industry trends by offering a flexible marketing plan designed to permit customers to reduce the cost of the goods and services purchased from the company and thereby gain a competitive advantage for Fleming. The estimated costs of significant actions believed necessary to implement the 1993 Plan were identified (such as asset impairments and severance costs) and a pre-tax charge totaling $108 million was recorded along with related reserves. Certain additional costs (such as employee training expenses and the costs of designing and implementing the flexible marketing plan) were anticipated but were not included in the charge. These additional costs are being expensed as incurred. By year-end 1993, approximately $24 million of consolidation and severance costs were charged to the 1993 reserve leaving a balance of approximately $81 million.

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

        During 1995, the company charged $21 million against the 1993 reserve as continuing expenses were recognized in completing four of the planned five facilities consolidations and the anticipated asset impairments relating to retail store dispositions were recognized. During the year, the company noted certain customer resistance to transferring operations to consolidated facilities. To reduce these disruptive logistical changes, the company targeted an alternative facility for consolidation. The closure of the alternate site will be less expensive than initially estimated. Accordingly, $9 million of the 1993 reserve was reversed in the third quarter of 1995 and taken into income as a change in estimate.

        Many of the 1993 Plan's components are interdependent and certain actions could not begin until other actions were completed. For example, full work force reductions and certain transportation initiatives could not be implemented until the company's new marketing plan was available at the respective product supply center. During 1995 and early 1996, the company experienced unanticipated customer resistance to the changes required by the new flexible marketing plan and the pace of implementing the 1993 Plan slowed as the company developed alternatives to overcome this resistance. Consequently, actions dependent on the implementation of the new marketing plan were also slowed and, in some cases, rescheduled to 1997. During 1996, only $3 million was charged against the reserve, but during 1997, $13 million was charged against the reserve. Alternative marketing plans have been developed and implementation of the 1993 Plan is expected to accelerate so as to be substantially complete by the end of 1998.

        While customer reaction to the initial implementation of the flexible marketing plan (which is a critical component of reengineering) caused some operational disruption and loss of sales, the company believes that the 1993 Plan will reduce costs throughout the company and strengthen the company's overall competitive position.

        SCRIVNER. In July 1994, Fleming purchased Scrivner, with annual sales exceeding $6 billion, for approximately $390 million in cash and the assumption of $670 million of indebtedness. During 1994 and 1995, the company consolidated nine distribution centers acquired in the Scrivner acquisition (in addition to the consolidations which were anticipated as part of the 1993 Plan). The costs of these consolidations were charged to separate purchase accounting reserves established at the time of the acquisition. The acquisition of Scrivner and its integration into Fleming caused significant delays in implementing the 1993 Plan.

        MEGAFOODS. In August 1994, Megafoods, Inc. and certain of its affiliates ("Megafoods" or the "debtor"), filed Chapter 11 bankruptcy proceedings in Phoenix, Arizona. The company estimates that prior to bankruptcy, annualized sales to Megafoods approximated $335 million. By 1995, sales to Megafoods were approximately $87 million and by 1996, there were no sales. The company filed claims for indebtedness for goods sold on open account, equipment leases and secured loans. Megafoods brought an adversary proceeding seeking, among other things, damages against the company. The company recorded losses resulting from deteriorating collateral values of $6.5 million in 1994 and $3.5 million in 1995, and in 1996 and 1997 recorded $5.8 million and $.8 million, respectively, to reflect continuing deterioration and the effects of the settlement of the company's claim and the debtor's allegations. At year-end 1997, approximately $2 million in assets relating to Megafoods remained on the company's books.

        ABCO. At year-end 1994, the company was the largest single shareholder (approximately 48%), the major supplier and the second largest creditor of ABCO Holding, Inc. ("ABCO"), a supermarket chain located in Arizona. By the fall of 1995, the company's investments in, and loans to, ABCO totaled approximately $39 million. In September 1995, ABCO defaulted on both its bank debt and its debt to the company. The company exercised a warrant to gain an additional 3% of ABCO's capital stock and purchased the bank's preferred position for $21 million. In January 1996, the company foreclosed and acquired all of ABCO's assets consisting of approximately 71 stores at the time of foreclosure. Certain of ABCO's minority shareholders have brought suit seeking rescission and/or damages.

        LITIGATION. In March 1996, a jury in central Texas returned verdicts in David's Supermarkets, Inc. v. Fleming ("David's") which resulted in a judgment of $211 million against Fleming. In response, the company established a reserve of $7.1 million and amended its former bank credit agreement to facilitate posting a partially collateralized supersedeas bond. Pursuant to the amendment, pricing for borrowing under the former credit agreement was increased. The judgment was vacated in June 1996, and the company's reserve was reduced to $650,000. During the first quarter of 1997, the company recorded a charge of $19.2 million to reflect the settlement of the David's case. During the third quarter of 1996, the company recorded a charge of $20 million to reflect the settlement of two lawsuits involving a failed grocery diverter, Premium Sales Corporation. During the fourth quarter of 1997, the company reached a settlement of a business dispute with its largest customer, Furr's, Inc. ("Furr's"). Pursuant to the settlement, the company will refund $800,000 per month during the remaining life of its supply contract with Furr's. See "--Litigation and Contingencies" below and "Litigation and Contingencies" in the notes to the consolidated financial statements for a further discussion of certain litigation and contingent liability issues.

        COMPANY-OWNED STORE CLOSINGS. In the past two years, the company has divested over 80 stores. The divestitures were based on the stores' poor performance or inconsistency with the company's strategy.

        CREDIT POLICIES. In 1995, Fleming began imposing stricter credit policies and applying cost/ benefit analyses to loans to and investments made in its distribution customers. Traditionally, food distributors have used the availability of financial assistance as a competitive tool. Fleming believes that its stricter credit policies have resulted in decreased sales.

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

    However, starting with the fourth quarter of 1995, a trend of improvement in the company's adjusted earnings per share began to develop reflecting some success in countering the negative impact of the events outlined above. After adjusting for litigation charges, charges for the disposition of retail food operations and other nonoperating items, adjusted earnings per share for the past twelve quarters were as follows:

                                                     1995       1996       1997
                                                   ---------  ---------  ---------
First quarter....................................  $     .40  $     .25  $     .39
Second quarter...................................  $     .39  $     .30  $     .35
Third quarter....................................  $     .10  $     .19  $     .23
Fourth quarter...................................  $     .11  $     .27  $     .34
Year.............................................  $    1.00  $    1.01  $    1.32

RESULTS OF OPERATIONS

    Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------
Net sales........................................................................     100.00%    100.00%    100.00%
Gross margin.....................................................................       8.06       8.99       9.31
Less:
Selling and administrative.......................................................       6.79       7.73       7.76
Interest expense.................................................................       1.00        .99       1.06
Interest income..................................................................       (.33)      (.29)      (.30)
Equity investment results........................................................        .16        .11        .11
Litigation charge................................................................         --        .12        .14
Facilities consolidation.........................................................       (.05)        --         --
                                                                                   ---------  ---------  ---------
Total............................................................................       7.57       8.66       8.77
                                                                                   ---------  ---------  ---------
Earnings before taxes............................................................        .49        .33        .54
Taxes on income..................................................................        .25        .17        .29
                                                                                   ---------  ---------  ---------
Earnings before extraordinary charge.............................................        .24        .16        .25
Extraordinary charge.............................................................         --         --        .09
                                                                                   ---------  ---------  ---------
Net earnings.....................................................................        .24%       .16%       .16%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Note: The consolidated results of ABCO are included beginning December 1995.

1997 AND 1996

    NET SALES. Sales for 1997 decreased by $1.1 billion, or 7%, to $15.37 billion from $16.49 billion for 1996. See "--General."

    Retail segment sales generated by the same stores in 1997 compared to 1996 decreased by 3.4%. The decrease was attributable, in part to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors.

    The company measures inflation using data derived from the average cost of a ton of product sold by the company. For 1997, food price inflation was 1.3%, compared to 2.3% in 1996.

    GROSS MARGIN. Gross margin for 1997 decreased by $51 million, or 3%, to $1.43 billion from $1.48 billion for 1996, but increased as a percentage of net sales to 9.31% from 8.99% for 1996. The decrease in dollars followed the decline in sales. The increase in gross margin percentage was due to improved gross margins in both segments of the business brought about by numerous margin improvement initiatives. The company also achieved food distribution productivity increases during 1997 of 3.9%.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 1997 decreased by $79 million, or 6%, to $1.19 billion from $1.27 billion for 1996, but increased as a percentage of net sales to 7.76% for 1997 from 7.73% in 1996. The decrease in dollars was principally due to improvements in operating efficiencies for company-owned stores and reductions in administrative and support functions offset in part by an increase in incentive compensation expense. The increase as a percentage of net sales is the result of the rate of sales decline being greater than the rate of expense reduction.

    The company has a significant amount of credit extended to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

    Credit loss expense is included in selling and administrative expenses and for 1997 decreased by approximately $3 million to $24 million from $27 million for 1996. Tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense.

    INTEREST EXPENSE. Interest expense remained unchanged for 1997 compared to 1996 at $163 million. Lower average debt levels in 1997 compared to 1996 caused interest expense to decline, but this was offset in the last half of 1997 due to interest rates on the new senior subordinated notes being higher than the rates on the refinanced debt.

    The company's derivative agreements have consisted of simple "floating-to-fixed rate" interest rate caps and swaps. For 1997, interest rate hedge agreements contributed $7.2 million of interest expense compared to $9.6 million in 1996, or $2.4 million lower, primarily due to a lower average amount of notional principal of debt referenced by interest rate hedges. For a description of these derivatives see "Long-term Debt" in the notes to the consolidated financial statements.

    INTEREST INCOME. Interest income for 1997 was $47 million compared to $49 million in 1996. The company's investment in direct financing leases decreased from 1996 to 1997 thereby decreasing interest income. Further in 1997 and 1996 the company sold (with limited recourse) $29 million and $35 million respectively, of notes receivable which also reduced interest income.

    EQUITY INVESTMENT RESULTS. The company's portion of operating losses from equity investments for 1997 decreased by approximately $1 million to $17 million from $18 million for 1996. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

    LITIGATION CHARGE. In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement. Such payments may continue for up to 19 months. In the first quarter of 1997, the company expensed $19.2 million ($9 million after-tax or $.24 per share) in settlement of the David's litigation. In the first quarter of 1996, the company accrued $7.1 million as the result of a jury verdict regarding the David's case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. In the third quarter of 1996, the company accrued $20 million ($10 million after-tax or $.26 per share) related to an agreement reached to settle the Premium lawsuits. See "Litigation and Contingencies" in the notes to the consolidated financial statements.

    TAXES ON INCOME. The effective tax rate for 1997 is 58.0% versus 51.1% for 1996. The presentation of the 1997 tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. The 1996 effective rate was lower than the 1997 rate due primarily to favorable resolutions of tax assessments in 1996.

    EXTRAORDINARY CHARGE FROM EARLY RETIREMENT OF DEBT. During 1997, the company undertook a recapitalization program which culminated in an $850 million senior secured credit facility and the sale of $500 million of senior subordinated notes. The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's third quarter ended October 4, 1997. Almost all of the charge represents a non-cash write-off of unamortized financing costs related to debt which was prepaid. See "--Liquidity and Capital Resources" for a further discussion of the recapitalization program.

    CERTAIN ACCOUNTING MATTERS. See notes to consolidated financial statements for a discussion of new accounting standards adopted in 1997, none of which had a material effect on disclosures, results of operations or financial position.

    OTHER. Several factors negatively affecting earnings in 1997 are likely to continue for the near term. Management believes that these factors include lower sales and operating losses in certain company-owned stores. Additionally, the continuing commitments under the Furr's agreement will negatively impact earnings compared to 1997. See "--Litigation and Contingencies" below and "Litigation and Contingencies" in the notes to the consolidated financial statements.

1996 AND 1995

    NET SALES. Sales for 1996 decreased by $1.0 billion, or 6%, to $16.49 billion from $17.50 billion for 1995. See "--General."

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

    INTEREST EXPENSE. Interest expense for 1996 decreased $12 million to $163 million from $175 million for 1995. Lower average borrowing levels offset in part by higher borrowing costs for bank debt in 1996 compared to 1995 primarily accounted for the improvement. In February and April 1996, the company amended its bank credit agreement first to provide greater financing flexibility and subsequently to increase the company's capacity for letters of credit in order to partially secure a supersedeas bond in connection with the David's litigation. These amendments effectively increased the company's bank debt borrowing margin by almost .5%. In August 1996, Moody's Investors Service ("Moody's") lowered its credit ratings on the company's senior unsecured debt. The downgrade resulted in a .25% increase in the company's bank debt borrowing margin which increased interest expense on borrowing under the bank credit agreement at an estimated annualized cost of $2 million. In September 1996, Standard & Poor's Ratings Group ("S&P") lowered its credit ratings on the company and on the company's senior unsecured debt. The downgrade did not result in an additional increase in the company's bank debt borrowing margin.

    The company's derivative agreements consisted of simple "floating-to-fixed rate" interest rate caps and swaps. For 1996, interest rate hedge agreements contributed $10 million of interest expense, compared to $7 million in 1995, due to lower average floating interest rates. See "Long-term Debt" in the notes to the consolidated financial statements for further discussion.

    INTEREST INCOME. Interest income for 1996 was $49 million compared to $58 million in 1995. In 1996, the company sold (with limited recourse) $35 million of notes receivable late in the third quarter. In 1995, $77 million of notes receivable were sold (with limited recourse) in the second quarter. Both of these sales reduced the amount of notes receivable available to produce interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

    Set forth below is certain information regarding the company's capital structure at the end of fiscal years 1996 and 1997:

                                                                                         CAPITAL STRUCTURE
                                                                           ----------------------------------------------
                                                                                    1996                    1997
                                                                           ----------------------  ----------------------
                                                                                           (IN MILLIONS)
Long-term debt...........................................................  $   1,216       45.5%   $   1,175       44.3%
Capital lease obligations................................................        381       14.2          388       14.6
                                                                           ---------      -----    ---------      -----
Total debt...............................................................      1,597       59.7        1,563       58.9
Shareholders' equity.....................................................      1,076       40.3        1,090       41.1
                                                                           ---------      -----    ---------      -----
Total capital............................................................  $   2,673      100.0%   $   2,653      100.0%
                                                                           ---------      -----    ---------      -----
                                                                           ---------      -----    ---------      -----

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

    Long-term debt was $41 million lower at year-end 1997 compared to 1996 primarily because net cash provided from operations plus a reduction in the cash balance exceeded net cash required for investing activities and payments on capital leases. Capital lease obligations increased $7 million in 1997 because leases added for new retail stores exceeded repayments.

    The debt-to-capital ratio at year-end 1997 was 58.9%, down from 59.7% at year-end 1996. The company's long-term target ratio is between 50% and 55%.

    Operating activities generated $113 million of net cash flows for 1997 compared to $328 million in 1996. The difference was principally due to changes in working capital: a lower reduction in inventories, a higher reduction in accounts payable, and a higher increase in accounts receivable. Working capital was $340 million at year-end 1997, an increase from $221 million at year-end 1996. The current ratio increased to 1.29 to 1, from 1.16 to 1 at year-end 1996.

    Capital expenditures were $129 million for 1997 and 1996. Total capital expenditures for 1998 are expected to be approximately $230 million. Completion of the company's recapitalization program will permit the company to increase its total spending for capital expenditures and acquisitions. The company intends to increase its retail operations by increasing investments in new and remodeled stores in the company's existing retail chains and by making selective acquisitions of supermarket chains or groups as opportunities arise.

    The company makes investments in and loans to certain retail customers. Net investments and loans decreased $72 million, from $240 million to $168 million due primarily to the sale of notes receivable and more restrictive credit policies. In 1997 and 1996, the company sold $29 million and $35 million of notes receivable, respectively.

    The company's principal sources of liquidity and capital have been cash flows from operating activities, borrowing under its credit facility, sale of notes receivable and the public and private debt capital markets.

    On July 25, 1997, the company entered into a new $850 million senior secured credit facility and sold $500 million of senior subordinated notes. Proceeds from the initial borrowings under the credit agreement and the sale of the subordinated notes were used to repay all outstanding bank debt under the previous credit facility and the balance, together with additional revolver borrowings, was used to redeem the company's $200 million floating rate senior notes due 2001. The recapitalization program provides the company with increased flexibility to redeploy assets and pursue increased business investment, such as the expansion of the company's retail food operations, strengthens Fleming's capital structure by reducing senior secured bank loans and repaying the floating rate senior notes, extends the average life of total debt outstanding, and reduces annual scheduled debt maturities.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, the new credit facility is guaranteed by substantially all company subsidiaries (see "Long-term Debt" in the notes to the consolidated financial statements). The stated interest rate on borrowings under the credit agreement is equal to a referenced index rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    The $500 million of senior subordinated notes consists of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The subordinated notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company. The company currently has no other subordinated indebtedness outstanding.

    The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

    In addition, the credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

    At year-end 1997, borrowings under the credit facility totaled $250 million in term loans and $30 million of revolver borrowings, and $88 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

    At year-end 1997, the company would have been allowed to borrow an additional $482 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $41 million of additional fixed charges could have been incurred.

    The composite interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 9.9% for 1997, versus 8.6% in 1996. Including the effect of interest rate hedges, the composite interest rate of debt was 10.4% and 9.1% at the end of 1997 and 1996, respectively.

    At year-end 1997, the company employed interest rate swaps covering a total of $250 million of floating rate indebtedness with three counterparty banks possessing investment grade credit ratings. The swaps have an average fixed interest rate of 7.22% and an average remaining term of 2.4 years. Net interest payments made or received under interest rate swaps are included in interest expense. See "--Results of Operations-Interest Expense" above and "Long-term Debt" in the notes to the consolidated financial statements.

    On June 27, 1997, Moody's Investors Service ("Moody's") announced it had revised its credit ratings for Fleming. Moody's downgraded its rating for the company's senior secured credit facility to Ba3 from Ba2, senior unsecured notes to B1 from Ba3, and counterparty ratings to B1 from Ba3. Moody's assigned a Ba3 rating to the company's new $850 million credit agreement, and a B3 rating for the new $500 million of senior subordinated notes.

    On June 30, 1997, Standard & Poor's Rating Group ("S&P") announced it had revised its outlook on Fleming to stable from negative and had affirmed the company's BB corporate credit rating. Additionally, S&P raised its rating on the company's senior unsecured notes to BB- from B+. It also assigned a B+ rating to the company's new $500 million senior subordinated notes. On July 2, 1997, S&P announced it had assigned a BB+ rating to the company's new $850 million credit facility.

    Dividend payments in 1997 were $.08 per share or 12% of net earnings per share, compared to $.36 per share or 50% of net earnings per share in 1996. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $58 million at year-end 1997, based on a formula tied to net earnings and equity issuances.

    For the foreseeable future, cash flows from operating activities and the company's ability to borrow under its credit agreement are expected to be the company's principal sources of liquidity and capital. In addition, lease financing may be employed for new stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any) and other capital needs for the next 12 months.

LITIGATION AND CONTINGENCIES

    From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." See ("--General").

    On October 23, 1997, Fleming and Furr's entered into an agreement providing for the settlement of their business dispute. Under the agreement, Furr's is being offered for sale through a six-month auction process which began on October 29, 1997. Fleming's El Paso product supply center (the "El Paso PSC"), together with related equipment and inventory, will be offered for sale with Furr's. Upon the sale of Furr's to a third party, Fleming would receive approximately 30% of the net proceeds.

    If the successful bidder does not purchase the El Paso PSC, Fleming will receive payment of certain liquidation costs for the orderly liquidation of the El Paso PSC. If Furr's is not sold during the six-month period, Furr's will have 30 days within which to elect to purchase the El Paso PSC or to pay the liquidation costs (after a nine-month transition period).

    Under the agreement, Fleming is paying Furr's $800,000 per month as a refund of fees and charges. The payments will cease with the expiration of the supply contract which will occur upon the earlier of (i) the sale of the El Paso PSC or
(ii) the completion of the orderly liquidation of the El Paso PSC on or before June 1, 1999.

    While Fleming and Furr's have agreed to cooperate in the sale of Furr's, the ultimate outcome of their joint efforts cannot be predicted. However, Fleming expects that on or before June 1, 1999, the company will cease to supply Furr's, the El Paso PSC will be sold or liquidated and Fleming's substantial equity investment in Furr's will be sold and a gain realized. The settlement agreement did not cause an impairment in value of any recorded balances. While the premature loss of Furr's business will be significant in the near term, Fleming believes that the reinvestment of its employed capital in other profitable operations will offset the lost business. However, if Furr's is not sold, Fleming may experience an impairment of $8-$10 million. During 1997, Furr's purchased approximately $500 million of products from Fleming.

    Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." These and other such contingent matters are discussed in "Litigation and Contingencies" in the notes to the consolidated financial statements, which appear elsewhere herein. Also see Item 3. Legal Proceedings. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company's business, results of operations, cash flow, capital, access to capital or financial condition.

    Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be substantially completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. Failure to ensure that the company's computer systems are year 2000 compliant could have a material adverse effect on the company's operations. Additionally, failure of the company's suppliers or its customers to become year 2000 compliant might have a material adverse impact on the company's operations.

    Program costs to comply with year 2000 requirements are being expensed as incurred. Expenditures with third parties are not expected to exceed $10 million over the next two years. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in the annual report refer to, among other matters: the company's ability to implement measures to reverse sales declines, cut costs and improve earnings; the company's ability to expand portions of its business or enter new facets of its business which it believes will be more profitable than its food distribution business; the company's expectations regarding the adequacy of its capital and liquidity; and the receptiveness of the company's customers to its reengineered programs. These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are: continued competitive pressures with respect to pricing and the implementation of the company's reengineering programs, the inability to achieve cost savings due to unexpected developments, changed plans regarding capital expenditures, adverse developments with respect to litigation and contingency matters, world and national economic conditions, and the impact of such conditions on consumer spending.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 14, 1998. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 14, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 14, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 14, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements:

                                                                                            PAGE NUMBER
                                                                                         -----------------

- Consolidated Statements of Earnings--For the years ended December 27, 1997, December
  28, 1996, and December 30, 1995

- Consolidated Balance Sheets--At December 27, 1997, and December 28, 1996

- Consolidated Statements of Cash Flows--For the years ended December 27, 1997,
  December 28, 1996, and December 30, 1995

- Consolidated Statements of Shareholders' Equity--For the years ended December 27,
  1997, December 28, 1996, and December 30, 1995

- Notes to Consolidated Financial Statements--For the years ended December 27, 1997,
  December 28, 1996, and December 30, 1995

- Independent Auditors' Report

- Quarterly Financial Information (Unaudited)

                      CONSOLIDATED STATEMENTS OF EARNINGS

           FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  15,372,666  $  16,486,739  $  17,501,572
Costs and expenses (income):
  Cost of sales.....................................................     13,941,838     15,004,715     16,091,039
  Selling and administrative........................................      1,194,570      1,273,999      1,189,199
  Interest expense..................................................        162,506        163,466        175,390
  Interest income...................................................        (46,638)       (49,122)       (58,206)
  Equity investment results.........................................         16,746         18,458         27,240
  Litigation charge.................................................         20,959         20,650       --
  Facilities consolidation..........................................       --             --               (8,982)
                                                                      -------------  -------------  -------------
    Total costs and expenses........................................     15,289,981     16,432,166     17,415,680
                                                                      -------------  -------------  -------------
Earnings before taxes...............................................         82,685         54,573         85,892
Taxes on income.....................................................         43,963         27,887         43,891
                                                                      -------------  -------------  -------------
Earnings before extraordinary charge................................         38,722         26,686         42,001
  Extraordinary charge from early retirement of debt (net of
    taxes)..........................................................         13,330       --             --
                                                                      -------------  -------------  -------------
Net earnings........................................................  $      25,392  $      26,686  $      42,001
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per share:
  Basic and diluted before extraordinary charge.....................          $1.02           $.71          $1.12
  Extraordinary charge..............................................            .35       --             --
                                                                      -------------  -------------  -------------
  Basic and diluted net earnings....................................          $ .67           $.71          $1.12
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding:
  Basic.............................................................         37,803         37,774         37,577
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted...........................................................         37,862         37,777         37,581
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Sales to customers accounted for under the equity method were approximately $0.9 billion, $1.0 billion and $1.5 billion in 1997, 1996 and 1995, respectively.

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                  AT DECEMBER 27, 1997, AND DECEMBER 28, 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            1997         1996
                                                                                         -----------  -----------
Current assets:
  Cash and cash equivalents............................................................  $    30,316  $    63,667
  Receivables, net.....................................................................      334,278      329,505
  Inventories..........................................................................    1,018,666    1,051,313
  Other current assets.................................................................      111,730      119,123
                                                                                         -----------  -----------
      Total current assets.............................................................    1,494,990    1,563,608
Investments and notes receivable.......................................................      150,221      205,683
Investment in direct financing leases..................................................      201,588      212,202
Property and equipment:
  Land.................................................................................       57,746       60,867
  Buildings............................................................................      426,302      416,188
  Fixtures and equipment...............................................................      652,039      661,654
  Leasehold improvements...............................................................      234,805      220,182
  Leased assets under capital leases...................................................      227,894      203,491
                                                                                         -----------  -----------
                                                                                           1,598,786    1,562,382
    Less accumulated depreciation and amortization.....................................     (648,943)    (603,241)
                                                                                         -----------  -----------
      Net property and equipment.......................................................      949,843      959,141
Other assets...........................................................................      164,295      118,096
Goodwill, net..........................................................................      963,034      996,446
                                                                                         -----------  -----------
Total assets...........................................................................  $ 3,923,971  $ 4,055,176
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   831,339  $   952,769
  Current maturities of long-term debt.................................................       47,608      124,613
  Current obligations under capital leases.............................................       21,196       19,715
  Other current liabilities............................................................      254,454      245,774
                                                                                         -----------  -----------
      Total current liabilities........................................................    1,154,597    1,342,871
Long-term debt.........................................................................    1,127,311    1,091,606
Long-term obligations under capital leases.............................................      367,068      361,685
Deferred income taxes..................................................................       61,425       37,729
Other liabilities......................................................................      123,898      145,327
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value, authorized--100,000 shares, issued and
    outstanding--38,264 and 37,798 shares..............................................       95,660       94,494
  Capital in excess of par value.......................................................      504,451      503,595
  Reinvested earnings..................................................................      536,792      514,408
  Accumulated other comprehensive income:
    Cumulative currency translation adjustment.........................................       (4,922)      (4,700)
    Additional minimum pension liability...............................................      (37,715)     (24,897)
                                                                                         -----------  -----------
      Accumulated other comprehensive income...........................................      (42,637)     (29,597)
  Less ESOP note.......................................................................       (4,594)      (6,942)
                                                                                         -----------  -----------
      Total shareholders' equity.......................................................    1,089,672    1,075,958
                                                                                         -----------  -----------
Total liabilities and shareholders' equity.............................................  $ 3,923,971  $ 4,055,176
                                                                                         -----------  -----------
                                                                                         -----------  -----------

Receivables include $17 million and $27 million in 1997 and 1996, respectively, due from customers accounted for under the equity method.

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

                                 (IN THOUSANDS)

                                                                              1997         1996          1995
                                                                           -----------  -----------  -------------
Cash flows from operating activities:
  Net earnings...........................................................  $    25,392  $    26,686  $      42,001
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization........................................      181,357      187,617        180,796
    Credit losses........................................................       24,484       26,921         30,513
    Deferred income taxes................................................       40,301       (5,451)        12,052
    Equity investment results............................................       16,746       18,458         27,240
    Cost of early debt retirement........................................       22,227      --            --
    Consolidation and restructuring reserve activity.....................      (12,724)      (2,865)       (33,062)
    Change in assets and liabilities, excluding effect of acquisitions:
      Receivables........................................................      (41,347)     (13,955)         7,156
      Inventories........................................................       31,315      150,524        149,676
      Accounts payable...................................................     (117,219)     (45,666)         6,390
      Other assets and liabilities.......................................      (53,116)     (15,368)       (18,807)
    Other adjustments, net...............................................       (4,448)         612         (4,956)
                                                                           -----------  -----------  -------------
    Net cash provided by operating activities............................      112,968      327,513        398,999
                                                                           -----------  -----------  -------------
Cash flows from investing activities:
  Collections on notes receivable........................................       59,011       64,028         88,441
  Notes receivable funded................................................      (37,537)     (66,298)      (103,771)
  Notes receivable sold..................................................       29,272       34,980         77,063
  Businesses acquired....................................................       (9,572)     --             (10,654)
  Proceeds from sale of businesses.......................................       13,093       13,300       --
  Purchase of property and equipment.....................................     (129,386)    (128,552)      (116,769)
  Proceeds from sale of property and equipment...........................       15,845       15,796         29,907
  Investments in customers...............................................       (1,694)        (365)       (11,298)
  Proceeds from sale of investments......................................        4,970       15,020         17,649
  Other investing activities.............................................        1,895        6,843          7,297
                                                                           -----------  -----------  -------------
    Net cash used in investing activities................................      (54,103)     (45,248)       (22,135)
                                                                           -----------  -----------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings.....................................      914,477      171,000         93,000
  Principal payments on long-term debt...................................     (982,982)    (356,685)      (452,690)
  Principal payments on capital lease obligations........................      (20,102)     (19,622)       (17,269)
  Sale of common stock under incentive stock and stock ownership plans...          593        2,195          7,094
  Dividends paid.........................................................       (3,007)     (13,447)       (44,749)
  Other financing activities.............................................       (1,195)      (6,465)        13,824
                                                                           -----------  -----------  -------------
    Net cash used in financing activities................................      (92,216)    (223,024)      (400,790)
                                                                           -----------  -----------  -------------
Net increase (decrease) in cash and cash equivalents.....................      (33,351)      59,241        (23,926)
Cash and cash equivalents, beginning of year.............................       63,667        4,426         28,352
                                                                           -----------  -----------  -------------
Cash and cash equivalents, end of year...................................  $    30,316  $    63,667  $       4,426
                                                                           -----------  -----------  -------------
                                                                           -----------  -----------  -------------

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  COMMON STOCK       CAPITAL IN
                                                              --------------------   EXCESS OF    REINVESTED   COMPREHENSIVE
                                                    TOTAL      SHARES     AMOUNT     PAR VALUE     EARNINGS        INCOME
                                                 -----------  ---------  ---------  ------------  -----------  --------------
Balance at January 1, 1995.....................  $ 1,078,555     37,480  $  93,705   $  494,966    $ 503,962
Comprehensive income
  Net earnings.................................       42,001                                          42,001     $   42,001
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................       (1,577)                                                        (1,577)
                                                                                                               --------------
  Comprehensive income.........................                                                                  $   40,424
                                                                                                               --------------
                                                                                                               --------------

Incentive stock and stock ownership plans......        7,094        236        586        6,508
Cash dividends, $1.20 per share................      (44,749)                                        (44,749)
ESOP note payments.............................        1,998
                                                 -----------  ---------  ---------  ------------  -----------

Balance at December 30, 1995...................    1,083,322     37,716     94,291      501,474      501,214
Comprehensive income
  Net earnings.................................       26,686                                          26,686     $   26,686
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................         (151)                                                          (151)
    Minimum pension liability adjustment (net
      of $16,619 of taxes).....................      (24,897)                                                       (24,897)
                                                                                                               --------------
  Comprehensive income.........................                                                                  $    1,638
                                                                                                               --------------
                                                                                                               --------------

Incentive stock and stock ownership plans......        2,324         82        203        2,121
Cash dividends, $.36 per share.................      (13,492)                                        (13,492)
ESOP note payments.............................        2,166
                                                 -----------  ---------  ---------  ------------  -----------

Balance at December 28, 1996...................    1,075,958     37,798     94,494      503,595      514,408
Comprehensive income
  Net earnings.................................       25,392                                          25,392     $   25,392
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................         (222)                                                          (222)
    Minimum pension liability adjustment (net
      of $8,556 of taxes)......................      (12,818)                                                       (12,818)
                                                                                                               --------------
  Comprehensive income.........................                                                                  $   12,352
                                                                                                               --------------
                                                                                                               --------------

Incentive stock and stock ownership plans......        2,022        466      1,166          856
Cash dividends, $0.08 per share................       (3,008)                                         (3,008)
ESOP note payments.............................        2,348
                                                 -----------  ---------  ---------  ------------  -----------
Balance at December 27, 1997...................  $ 1,089,672     38,264  $  95,660   $  504,451    $ 536,792
                                                 -----------  ---------  ---------  ------------  -----------
                                                 -----------  ---------  ---------  ------------  -----------

                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE     ESOP
                                                     INCOME        NOTE
                                                 --------------  ---------
Balance at January 1, 1995.....................    $   (2,972)   $ (11,106)
Comprehensive income
  Net earnings.................................
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................        (1,577)

  Comprehensive income.........................

Incentive stock and stock ownership plans......
Cash dividends, $1.20 per share................
ESOP note payments.............................                      1,998
                                                 --------------  ---------
Balance at December 30, 1995...................        (4,549)      (9,108)
Comprehensive income
  Net earnings.................................
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................          (151)
    Minimum pension liability adjustment (net
      of $16,619 of taxes).....................       (24,897)

  Comprehensive income.........................

Incentive stock and stock ownership plans......
Cash dividends, $.36 per share.................
ESOP note payments.............................                      2,166
                                                 --------------  ---------
Balance at December 28, 1996...................       (29,597)      (6,942)
Comprehensive income
  Net earnings.................................
  Other comprehensive income, net of tax:
    Currency translation adjustment (net of $0
      taxes)...................................          (222)
    Minimum pension liability adjustment (net
      of $8,556 of taxes)......................       (12,818)

  Comprehensive income.........................

Incentive stock and stock ownership plans......
Cash dividends, $0.08 per share................
ESOP note payments.............................                      2,348
                                                 --------------  ---------
Balance at December 27, 1997...................    $  (42,637)   $  (4,594)
                                                 --------------  ---------
                                                 --------------  ---------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS: The company markets food and related products and offers retail services to supermarkets in 42 states. The company also operates more than 275 company-owned stores in several geographic areas. The company's activities encompass two major businesses: food distribution and company-owned retail food operations. Food and food-related product sales account for over 90 percent of the company's consolidated sales. No one customer accounts for 10 percent or more of consolidated sales.

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

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include all subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is usually used for investments in certain entities in which the company has an investment in common stock of between 20% and 50% or such investment is temporary. Under the equity method, original investments are recorded at cost and adjusted by the company's share of earnings or losses of these entities and for declines in estimated realizable values deemed to be other than temporary.

    RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to current year classifications.

    BASIC AND DILUTED NET EARNINGS PER SHARE: In 1997, the company adopted SFAS No. 128-Earnings Per Share. Both basic and diluted earnings per share are computed based on net earnings divided by weighted average shares as appropriate for each calculation. As reflected in the Consolidated Statements of Earnings, differences between basic and diluted earnings per share are immaterial.

    TAXES ON INCOME: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

    CASH AND CASH EQUIVALENTS: Cash equivalents consist of liquid investments readily convertible to cash with an original maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

    RECEIVABLES: Receivables include the current portion of customer notes receivable of $18 million in 1997 and $34 million in 1996. Receivables are shown net of allowance for doubtful accounts of $19 million in 1997 and $25 million in 1996. The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

    INVENTORIES: Inventories are valued at the lower of cost or market. Grocery and certain perishable inventories, aggregating approximately 70% of total inventories in 1997 and 1996 are valued on a last-in, first-out (LIFO) method. The cost for the remaining inventories is determined by the first-in, first-out
(FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $36 million and $30 million at year-end 1997 and 1996, respectively.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful asset lives using the straight-line method. The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements--20 to 40 years; warehouse, transportation and other equipment--3 to 10 years; and data processing equipment and software--5 to 7 years.

    GOODWILL: The excess of purchase price over the value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $189 million and $159 million in 1997 and 1996, respectively.

    IMPAIRMENT: Asset impairments are recorded when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment is assessed and measured, by asset type, as follows: notes receivable--fair value of the collateral for each note; and, long-lived assets, goodwill and other intangibles--estimate of the future cash flows expected to result from the use of the asset and its eventual disposition aggregated to a business unit level.

    FINANCIAL INSTRUMENTS: Interest rate hedge transactions and other financial instruments are utilized to manage interest rate exposure. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the "Investments and Notes Receivable" and "Long-term Debt" notes.

    STOCK-BASED COMPENSATION: The company applies APB Opinion No. 25--Accounting for Stock Issued to Employees and related Interpretations in accounting for its plans.

    COMPREHENSIVE INCOME: In 1997, the company adopted SFAS No. 130-Reporting Comprehensive Income. Comprehensive income is reflected in the Consolidated Statements of Shareholders' Equity. Other comprehensive income is comprised of foreign currency translation adjustments and minimum pension liability adjustments. The cumulative affect of other comprehensive income is reflected in the Shareholders' Equity section of the Consolidated Balance Sheets.

EXTRAORDINARY CHARGE

    During 1997, the company undertook a recapitalization program which culminated in an $850 million senior secured credit facility and the sale of $500 million of senior subordinated notes on July 25, 1997. The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's third quarter ended October 4, 1997. Almost all of the charge represents a non-cash write-off of unamortized financing costs related to debt which was prepaid. See the "Long-term Debt" note for further discussion of the recapitalization program.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

EARNINGS PER SHARE

    The following table sets forth the basic and diluted earnings per share computation for income before extraordinary charge.

                                                          1997       1996       1995
                                                        ---------  ---------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                   AMOUNTS)
Numerator:
Basic and diluted earnings before extraordinary
  charge..............................................  $  38,722  $  26,686  $  42,001
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------
Denominator:
Weighted average shares for basic earnings per
  share...............................................     37,803     37,774     37,577
                                                        ---------  ---------  ---------
Effect of dilutive securities:
  Employee stock options..............................         21          3          4
  Restricted stock compensation.......................         38     --         --
                                                        ---------  ---------  ---------
    Dilutive potential common shares..................         59          3          4
                                                        ---------  ---------  ---------
Weighted average shares for diluted earnings per
  share...............................................     37,862     37,777     37,581
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------
Basic and diluted earnings per share before
  extraordinary charge................................      $1.02       $.71      $1.12
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------

    Options to purchase 2,410,000 shares of common stock at a weighted average exercise price of $22.81 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

SEGMENT INFORMATION

    In 1997, the company adopted SFAS No. 131-Disclosures about Segments of an Enterprise and Related Information.

    The company derives over 90% of its net sales and operating profits from the sale of food and food-related products to external customers. Further, over 90% of the company's assets are based in and net sales derived from 42 states and no single customer amounts to 10% or more of net sales. Considering the customer types and the processes for meeting the needs of customers, senior management manages the business as two segments: food distribution and company-owned retail food operations.

    The food distribution segment represents the aggregation of retail services and the distribution and marketing of the following products: food, general merchandise, health and beauty care, and Fleming Brands. The aggregation is based primarily on the common customer base and the interdependent marketing and distribution efforts.

    The company's senior management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company's consolidated financial statements and, accordingly, are reported on the same basis herein. Interest expense, interest income, equity investments, corporate expenses and

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

income taxes are managed separately by senior management and those items are not allocated to the business segments. Intersegment transactions are reflected at cost.

    The following table sets forth the composition of the segment's and total company's net sales, operating earnings, depreciation and amortization, capital expenditures and identifiable assets.

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                        (IN MILLIONS)
NET SALES
Food distribution............................................  $  13,864  $  14,904  $  16,665
Intersegment elimination.....................................     (1,950)    (2,123)    (2,529)
                                                               ---------  ---------  ---------
Net food distribution........................................     11,914     12,781     14,136
Retail food..................................................      3,459      3,706      3,366
                                                               ---------  ---------  ---------
Total........................................................  $  15,373  $  16,487  $  17,502
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

OPERATING EARNINGS

Food distribution............................................       $283       $302       $290
Retail food..................................................         80         50         47
Corporate....................................................       (127)      (144)      (122)
                                                               ---------  ---------  ---------
Total operating earnings.....................................        236        208        215
Interest expense.............................................       (162)      (163)      (175)
Interest income..............................................         47         49         58
Equity investment results....................................        (17)       (18)       (21)
Litigation charge............................................        (21)       (21)    --
Facilities consolidation.....................................     --         --              9
                                                               ---------  ---------  ---------
Earnings before taxes........................................       $ 83       $ 55       $ 86
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

DEPRECIATION AND AMORTIZATION

Food distribution............................................       $105       $107       $117
Retail food..................................................         55         56         43
Corporate....................................................         21         25         21
                                                               ---------  ---------  ---------
Total........................................................       $181       $188       $181
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

CAPITAL EXPENDITURES

Food distribution............................................       $ 51       $ 59       $ 70
Retail food..................................................         77         50         30
Corporate....................................................          1         20         14
                                                               ---------  ---------  ---------
Total........................................................       $129       $129       $114
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

IDENTIFIABLE ASSETS

Food distribution............................................     $2,864     $3,048     $3,398
Retail food..................................................        708        627        662
Corporate....................................................        352        380        237
                                                               ---------  ---------  ---------
Total........................................................     $3,924     $4,055     $4,297
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    Equity investment results representing a joint venture in 1995 have been reclassified to retail operating earnings to compare to the 1996 consolidation of the joint venture.

TAXES ON INCOME

    Components of taxes on income are as follows:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Current:
  Federal....................................................  $  (4,761) $  24,729  $  24,817
  State......................................................       (474)     8,609      7,022
                                                               ---------  ---------  ---------
Total current................................................     (5,235)    33,338     31,839
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     32,519     (4,388)     9,850
  State......................................................      7,782     (1,063)     2,202
                                                               ---------  ---------  ---------
Total deferred...............................................     40,301     (5,451)    12,052
                                                               ---------  ---------  ---------
Taxes on income..............................................  $  35,066  $  27,887  $  43,891
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Taxes on income in the above table includes a tax benefit of $8,897,000 in 1997 which is reported net in the extraordinary charge from the early retirement of debt in the consolidated statement of earnings.

    Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                                               1997        1996        1995
                                                             ---------  ----------  ----------
                                                                      (IN THOUSANDS)
Depreciation and amortization..............................  $  (4,818) $  (12,561) $  (23,398)
Inventory..................................................     (6,228)     (6,586)     (2,113)
Capital losses.............................................       (357)     (2,494)       (854)
Asset valuations and reserves..............................     22,498      13,567      26,040
Equity investment results..................................        821         526        (312)
Credit losses..............................................     23,184       3,995       2,897
Lease transactions.........................................       (757)     (1,298)     (1,170)
Associate benefits.........................................      2,727        (478)      2,249
Note sales.................................................     (1,843)        315        (144)
Acquired loss carryforwards................................     --           1,616       4,422
Other......................................................      5,074      (2,053)      4,435
                                                             ---------  ----------  ----------
Deferred tax expense (benefit).............................  $  40,301  $   (5,451) $   12,052
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    Temporary differences that give rise to deferred tax assets and liabilities as of year-end 1997 and 1996 are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
Depreciation and amortization.........................................  $    9,171  $    9,187
Asset valuations and reserve activities...............................      39,126      60,008
Associate benefits....................................................      93,454      83,408
Credit losses.........................................................      16,368      19,891
Equity investment results.............................................       8,440       9,202
Lease transactions....................................................      14,067      13,308
Inventory.............................................................      22,168      16,013
Acquired loss carryforwards...........................................       4,987       4,581
Capital losses........................................................       4,798       3,354
Other.................................................................      17,350      20,926
                                                                        ----------  ----------
Gross deferred tax assets.............................................     229,929     239,878
Less valuation allowance..............................................      (4,920)     (4,514)
                                                                        ----------  ----------
Total deferred tax assets.............................................     225,009     235,364
                                                                        ----------  ----------

Deferred tax liabilities:
Depreciation and amortization.........................................     112,007     116,842
Equity investment results.............................................       2,514       2,455
Lease transactions....................................................       1,996       1,995
Inventory.............................................................      52,513      52,586
Associate benefits....................................................      25,385      20,931
Asset valuations and reserve activities...............................       2,151         535
Note sales............................................................       3,412       3,754
Prepaid expenses......................................................       3,887       3,162
Other.................................................................      38,429      18,644
                                                                        ----------  ----------
Total deferred tax liabilities........................................     242,294     220,904
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $  (17,285) $   14,460
                                                                        ----------  ----------
                                                                        ----------  ----------

    The change in net deferred asset/liability from 1996 to 1997 is allocated $40.3 million to deferred income tax expense and $8.6 million benefit to stockholders' equity.

    The valuation allowance relates to $4.9 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years. Management believes it is more likely than not that all other deferred tax assets will be realized.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Statutory rate.................................................       35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit.................        7.9        9.0        7.0
Acquisition-related differences................................       14.5        6.1        8.4
Other..........................................................         .6        1.0         .7
                                                                 ---------  ---------  ---------
Effective rate.................................................       58.0%      51.1%      51.1%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

INVESTMENTS AND NOTES RECEIVABLE

    Investments and notes receivable consist of the following:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Investments in and advances to customers..............................  $   52,019  $   72,246
Notes receivable from customers.......................................      75,759     107,811
Other investments and receivables.....................................      22,443      25,626
                                                                        ----------  ----------
Investments and notes receivable......................................  $  150,221  $  205,683
                                                                        ----------  ----------
                                                                        ----------  ----------

    Investments and notes receivable are shown net of reserves of $25 million and $24 million in 1997 and 1996, respectively.

    The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on the notes.

    The company's impaired notes receivable (including current portion) are as follows:

                                                                                 1997        1996
                                                                               ---------     -----
                                                                                   (IN MILLIONS)
Impaired notes with related allowances.......................................        $16         $ 9
Credit loss allowance on impaired notes......................................        (10)         (6 )
Impaired notes with no related allowances....................................          1          12
                                                                                     ---         ---
Net impaired notes receivable................................................        $ 7         $15
                                                                                     ---         ---
                                                                                     ---         ---

    Average investments in impaired notes were as follows: 1997-$13 million; 1996-$21 million; and 1995-$30 million.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    Activity in the allowance for credit losses is as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
Balance, beginning of year.......................................        $50        $53        $49
Charged to costs and expenses....................................         24         27         31
Uncollectible accounts written off, net of recoveries............        (32)       (35)       (27)
Asset impairment.................................................          2          5     --
                                                                         ---        ---        ---
Balance, end of year.............................................        $44        $50        $53
                                                                         ---        ---        ---
                                                                         ---        ---        ---

    The company has sold certain notes receivable at face value with limited recourse. The outstanding balance at year-end 1997 on all notes sold is $84 million, of which the company is contingently liable for $15 million should all the notes become uncollectible.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                        1997          1996
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
10.625% senior notes due 2001.....................................  $    300,000  $    300,000
10.5% senior subordinated notes due 2004..........................       250,000       --
10.625% senior subordinated notes due 2007........................       250,000       --
Term loans, due 1998 to 2004, average interest rate of 7.3%.......       249,731       591,253
Medium-term notes, due 1998 to 2003, average interest rates of
  7.3% and 7.1%...................................................        89,000        99,000
Revolving credit, average interest rates of 7.1% and 6.5%, due
  2003............................................................        30,000        20,000
Mortgaged real estate notes and other debt, net of asset sale proceeds escrow, varying interest rates from 4% to 14.4%, due
  1998 to 2003....................................................         6,188         5,966
Floating rate senior notes due 2001, interest rate of 7.9%........       --            200,000
                                                                    ------------  ------------
                                                                       1,174,919     1,216,219
Less current maturities...........................................       (47,608)     (124,613)
                                                                    ------------  ------------
Long-term debt....................................................  $  1,127,311  $  1,091,606
                                                                    ------------  ------------
                                                                    ------------  ------------

    FIVE-YEAR MATURITIES: Aggregate maturities of long-term debt for the next five years are as follows: 1998-$48 million; 1999-$42 million; 2000-$72 million; 2001-$338 million; and 2002-$51 million.

    RECAPITALIZATION PROGRAM: On July 25, 1997, the company entered into a new $850 million senior secured credit facility and sold $500 million of senior subordinated notes. Proceeds from the initial borrowings under the credit agreement and the sale of the subordinated notes were used to repay all outstanding bank debt under the previous credit facility and the balance, together with additional revolver borrowings, were used to redeem the company's $200 million floating rate senior notes due in 2001. The recapitalization program provides the company with increased flexibility to redeploy assets and pursue increased business investment, such as the expansion of the company's retail food operations, strengthens

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

Fleming's capital structure by reducing senior secured bank loans and repaying the floating rate senior notes, extends the average life of total debt outstanding, and reduces annual scheduled debt maturities.

    The new $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, the new credit facility is guaranteed by substantially all company subsidiaries. The stated interest rate on borrowings under the credit agreement is equal to a referenced index interest rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

    THE $500 MILLION OF SENIOR SUBORDINATED NOTES CONSISTS OF TWO ISSUES: $250 million of 10 1/22% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The subordinated notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company. The company currently has no other subordinated indebtedness outstanding.

    The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends, up to $58 million at year-end 1997, based on a formula tied to net earnings and equity issuances. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

    In addition, the credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

    At year-end 1997, borrowings under the credit facility totaled $250 million in term loans and $30 million of revolver borrowings, and $88 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

    At year-end 1997, the company would have been allowed to borrow an additional $482 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $41 million of additional fixed charges could have been incurred.

    MEDIUM-TERM NOTES: Between 1990 and 1993, the company registered $565 million in medium-term notes. During that period, a total of $275 million was issued. The company has no plans to issue additional medium-term notes at this time. Under the credit agreement, new issues of certain kinds of debt must have a maturity after January 2005.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    CREDIT RATINGS: On June 27, 1997, Moody's Investors Service ("Moody's") announced it had revised its credit ratings for Fleming. Moody's downgraded its rating for the company's senior secured credit facility to Ba3 from Ba2, senior unsecured notes to B1 from Ba3, and counterparty ratings to B1 from Ba3. Moody's assigned a Ba3 rating to the company's new $850 million credit agreement, and a B3 rating for the new $500 million of senior subordinated notes.

    On June 30, 1997, Standard & Poor's Rating Group ("S&P") announced it had revised its outlook on Fleming to stable from negative and had affirmed the company's BB corporate credit rating. Additionally, S&P raised its rating on the company's senior unsecured notes to BB- from B+. It also assigned a B+ rating to the company's new $500 million senior subordinated notes. On July 2, 1997, S&P announced it had assigned a BB+ rating to the company's new $850 million credit facility.

    AVERAGE INTEREST RATES: The composite interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 9.9% for 1997, versus 8.6% in 1996. Including the effect of interest rate hedges, the composite interest rate of debt was 10.4% and 9.1% at the end of 1997 and 1996, respectively.

    INTEREST EXPENSE:  Components of interest expense are as follows:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Interest costs incurred:
  Long-term debt.........................................  $  121,356  $  122,859  $  135,254
  Capital lease obligations..............................      36,414      35,656      36,132
  Other..................................................       5,922       5,055       4,712
                                                           ----------  ----------  ----------
  Total incurred.........................................     163,692     163,570     176,098
Less interest capitalized................................      (1,186)       (104)       (708)
                                                           ----------  ----------  ----------
Interest expense.........................................  $  162,506  $  163,466  $  175,390
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DERIVATIVES: The company enters into interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The classes of derivative financial instruments used have included interest rate swaps and caps. The company's policy regarding derivatives is to engage in a financial risk management process to manage its defined exposures to uncertain future changes in interest rates which impact net earnings.

    Strategies for achieving the company's objectives have resulted in the company maintaining interest rate swaps covering $250 million aggregate principal amount of floating rate indebtedness at year-end 1997, and interest rate swaps and caps covering $850 million of floating rate indebtedness at year end 1996. The agreements all mature in 2000. The counterparties to these agreements are major U.S. and international financial institutions.

    The interest rate applicable to most of the company's floating rate indebtedness is equal to the London interbank offered rate ("LIBOR"), plus a margin. The average fixed interest rate paid by the company on the interest rate swaps at year-end 1997 was 7.22%, covering $250 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through three counterparty banks, and which had an average remaining life of 2.4 years at year-end 1997, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness.

    The notional amounts of interest rate swaps and caps did not represent amounts exchanged by the parties and are not a measure of the company's exposure to credit or market risks. The amounts exchanged

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

are calculated on the basis of the notional amounts and the other terms of the hedge agreements. Notional amounts are not included in the consolidated balance sheet.

    The company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (AA- or higher from S&P or AA3 or higher from Moody's) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity.

    In 1997, interest rate hedge agreements for swaps and caps covering a total of $600 million of indebtedness were terminated. Most ($400 million) of the terminations were related to the floating-rate debt which was prepaid as part of the recapitalization program. Termination costs of $2.1 million for hedges covering debt permanently repaid were included in the extraordinary charge for early debt retirement. The remaining terminations covered hedges which management determined were no longer needed. The other termination costs are being amortized over the remaining life of the hedges terminated.

    Fleming's financial risk management policy requires that any interest rate hedge agreement be matched to designated interest-bearing assets or debt instruments. All of the company's hedge agreements have been matched to its floating rate indebtedness. At year-end 1997, the company's floating rate indebtedness consisted primarily of the term loans and revolver loans under the credit agreement.

    Accordingly, all outstanding swaps are matched swaps and the settlement accounting method is employed. Derivative financial instruments are reported in the balance sheet where the company has made or received a cash payment upon entering into or terminating the transaction. The carrying amount is amortized over the shorter of the initial life of the hedge agreement or the maturity of the hedged item. The company had a financial basis of $.3 million and $3 million at year-end 1997 and 1996, respectively. In addition, accrued interest payable or receivable for the interest rate agreements is included in the balance sheet. Payments made or received under interest rate swap or cap agreements are included in interest expense.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of long-term debt was determined using valuation techniques that considered market prices for actively traded debt, and cash flows discounted at current market rates for management's best estimate for instruments without quoted market prices. At year-end 1997, the carrying value of debt was lower than the fair value by $44 million, or 3.7% of the carrying value. At year-end 1996, the carrying value of debt exceeded the fair value by $30 million, or 2.4% of the carrying value.

    For derivatives, the fair value was estimated using termination cash values. At year-end 1997, interest rate hedge agreement values would represent an obligation of $9 million, and at year-end 1996, an obligation of $20 million.

    Subsidiary Guarantee of Senior Notes: The senior notes are guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Financial statements for the subsidiary guarantors are not presented herein because the operations and financial position of such subsidiaries are not material.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    The summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                                                                  1997         1996
                                                                                  -----        -----
                                                                                    (IN MILLIONS)
Current assets...............................................................   $      33    $      25
Noncurrent assets............................................................   $      80    $      57
Current liabilities..........................................................         $14           $8
Noncurrent liabilities.......................................................          $6           $1

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
                                                                                (IN MILLIONS)
Net sales............................................................  $     379  $     298  $   2,842
Costs and expenses...................................................  $     388  $     314  $   2,787
Net earnings (loss)..................................................        $(4)       $(8)       $27

    A significant number of subsidiaries have been merged into the parent company beginning in 1994, resulting in a substantial reduction in the amounts appearing in the summarized financial information.

LEASE AGREEMENTS

    CAPITAL AND OPERATING LEASES: The company leases certain distribution facilities with terms generally ranging from 20 to 35 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years each.

    The company leases company-owned store facilities with terms generally ranging from 15 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to four renewal options of two to five years each. Certain equipment is leased under agreements ranging from two to eight years with no renewal options.

    Accumulated amortization related to leased assets under capital leases was $71 million and $64 million at year-end 1997 and 1996, respectively.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    Future minimum lease payment obligations for leased assets under capital leases as of year-end 1997 are set forth below:

YEARS
------------------------------------------------------------------------------      LEASE
                                                                                 OBLIGATIONS
                                                                                --------------
                                                                                (IN THOUSANDS)
1998..........................................................................       $ 28,261
1999..........................................................................         28,153
2000..........................................................................         27,071
2001..........................................................................         26,467
2002..........................................................................         25,236
Later.........................................................................        220,159
                                                                                --------------
Total minimum lease payments..................................................        355,347
Less estimated executory costs................................................           (132)
                                                                                --------------
Net minimum lease payments....................................................        355,215
Less interest.................................................................       (167,027)
                                                                                --------------
Present value of net minimum lease payments...................................        188,188
Less current obligations......................................................         (9,571)
                                                                                --------------
Long-term obligations.........................................................       $178,617
                                                                                --------------
                                                                                --------------

    Future minimum lease payments required at year-end 1997 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

                                 FACILITY    FACILITIES    EQUIPMENT    EQUIPMENT      NET
YEARS                            RENTALS      SUBLEASED     RENTALS     SUBLEASED    RENTALS
-----------------------------  ------------  -----------  -----------  -----------  ----------
                                                       (IN THOUSANDS)
1998.........................  $    155,414  $   (67,606)  $  24,291    $  (1,546)  $  110,553
1999.........................       139,353      (57,006)     16,487         (839)      97,995
2000.........................       125,489      (46,750)      7,941         (570)      86,110
2001.........................       115,222      (39,055)      2,870          (62)      78,975
2002.........................       107,637      (33,274)      1,459       --           75,822
Later........................       607,083     (127,757)         34       --          479,360
                               ------------  -----------  -----------  -----------  ----------
Total lease payments.........  $  1,250,198  $  (371,448)  $  53,082    $  (3,017)  $  928,815
                               ------------  -----------  -----------  -----------  ----------
                               ------------  -----------  -----------  -----------  ----------

    The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Minimum rentals..........................................  $  192,698  $  208,250  $  199,834
Contingent rentals.......................................       2,002       1,874       1,654
Less sublease income.....................................     (75,592)    (88,014)    (92,108)
                                                           ----------  ----------  ----------
Rental expense...........................................  $  119,108  $  122,110  $  109,380
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DIRECT FINANCING LEASES: The company leases retail store facilities for sublease to customers with terms generally ranging from 15 to 20 years. Most leases provide for a contingent rental based on sales

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

performance in excess of specified minimums. The leases and subleases usually contain provisions for one to four renewal options of two to five years each.

    The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 1997:

                                                                    LEASE RENTALS     LEASE
YEARS                                                                RECEIVABLE    OBLIGATIONS
------------------------------------------------------------------  -------------  -----------
                                                                          (IN THOUSANDS)
1998..............................................................      $ 39,310      $ 30,325
1999..............................................................        36,856        30,263
2000..............................................................        33,817        29,029
2001..............................................................        31,690        27,855
2002..............................................................        29,786        27,720
Later.............................................................       202,520       190,544
                                                                    -------------  -----------
Total minimum lease payments......................................       373,979       335,736
Less estimated executory costs....................................        (1,145 )      (1,140)
                                                                    -------------  -----------
Net minimum lease payments........................................       372,834       334,596
Less interest.....................................................      (153,455 )    (134,520)
                                                                    -------------  -----------
Present value of net minimum lease payments.......................       219,379       200,076
Less current portion..............................................       (17,791 )     (11,625)
                                                                    -------------  -----------
Long-term portion.................................................      $201,588      $188,451
                                                                    -------------  -----------
                                                                    -------------  -----------

    Contingent rental income and contingent rental expense are not material.

SHAREHOLDERS' EQUITY

    The company offers a Dividend Reinvestment and Stock Purchase Plan which provides shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 29,000 and 125,000 new shares in 1997 and 1996, respectively.

    The company's employee stock ownership plan (ESOP) established in 1990 allows substantially all associates to participate. In 1990, the ESOP entered into a note with a bank to finance the purchase of the shares. In 1994, the company paid off the note and received a note from the ESOP. The ESOP will repay to the company the remaining loan balance with proceeds from company contributions. The receivable from the ESOP is presented as a reduction of shareholders' equity.

    The company makes contributions to the ESOP based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2 million per year in 1997, 1996 and 1995. Dividends used by the ESOP for debt service and interest and compensation expense recognized by the company were not material.

    The company issues shares of restricted stock to key employees under plans approved by the stockholders. Performance goals and periods of restriction are established for each award.

    The fair value of the restricted stock at the time of the grant is recorded as unearned compensation-- restricted stock which is netted against capital in excess of par within shareholders' equity. Compensation

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

is amortized to expense when earned. At year-end 1997, 7,000 shares remained available for award under all plans.

    Information regarding restricted stock balances is as follows (in thousands):

                                                                          1997       1996
                                                                        ---------  ---------
Awarded restricted shares outstanding.................................        638        217
                                                                        ---------  ---------
                                                                        ---------  ---------
Unearned compensation--restricted stock...............................  $  11,052  $   5,474
                                                                        ---------  ---------
                                                                        ---------  ---------

    The company may grant stock options to key employees through unrestricted non-qualified stock option plans. In 1997, there were no exercisable outstanding options with stock appreciation rights and in 1996 there were 7,000 shares. At year-end 1997, there were 373,000 shares available for grant under the unrestricted stock option plans. Stock option transactions are as follows:

                                                                  WEIGHTED AVERAGE
                                                       SHARES      EXERCISE PRICE     PRICE RANGE
                                                     -----------  -----------------  --------------
                                                                 (SHARES IN THOUSANDS)
Outstanding, year-end 1994.........................       2,206       $   28.56      $  10.29-42.13
  Granted..........................................          99       $   25.52      $  19.44-26.44
  Exercised........................................         (10)      $   18.09      $  10.29-24.94
  Canceled and forfeited...........................        (408)      $   30.31      $  24.81-42.13
                                                          -----          ------      --------------
Outstanding, year-end 1995.........................       1,887       $   28.06      $  19.44-42.13
  Granted..........................................       1,005       $   16.67      $  16.38-19.75
  Canceled and forfeited...........................        (261)      $   29.07      $  24.81-42.13
                                                          -----          ------      --------------
Outstanding, year-end 1996.........................       2,631       $   23.93      $  16.38-42.13
  Granted..........................................          80       $   17.58      $  17.50-18.13
  Exercised........................................          (8)      $   16.38      $  16.38-16.38
  Canceled and forfeited...........................        (437)      $   28.48      $  16.38-42.13
                                                          -----          ------      --------------
Outstanding, year-end 1997.........................       2,266       $   22.65      $  16.38-38.38
                                                          -----          ------      --------------
                                                          -----          ------      --------------

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    Information regarding options outstanding at year-end 1997 is as follows:

                                                            ALL OUTSTANDING  OPTIONS CURRENTLY
                                                                OPTIONS         EXERCISABLE
                                                            ---------------  -----------------
                                                                  (SHARES IN THOUSANDS)
Option price $37.06--$38.38:
  Number of options.......................................           178               178
  Weighted average exercise price.........................     $   37.07         $   37.07
  Weighted average remaining life in years................             2            --
                                                                  ------            ------
                                                                  ------            ------
Option price $24.81--$29.81:
  Number of options.......................................         1,082               400
  Weighted average exercise price.........................     $   25.71         $   26.27
  Weighted average remaining life in years................             6            --
                                                                  ------            ------
                                                                  ------            ------
Option price $16.38--$19.75:
  Number of options.......................................         1,006               230
  Weighted average exercise price.........................     $   16.81         $   16.73
  Weighted average remaining life in years................             9            --
                                                                  ------            ------
                                                                  ------            ------

    In the event of a change of control, the company may accelerate the vesting and payment of any award or make a payment in lieu of an award.

    The company applies APB Opinion No. 25--Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123--Accounting for Stock-Based Compensation, reported net earnings and earnings per share, both before extraordinary charge, would have been $37.9 million and $1.00 for 1997, $26.5 million and $.70 for 1996 and $42.0 million and $1.12 for
1995, respectively.

    Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995 are: risk-free interest rate--6.25% to 7.00%; expected lives of options--10 years; expected volatility--30% to 50%; and expected dividend yield of 0.5% (6% for 1995 only).

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

    The following table sets forth the company's major qualified defined benefit retirement plans' funded status and the amounts recognized in the statements of earnings. Substantially all the plans' assets are invested in listed securities, short-term investments and bonds. The significant actuarial assumptions used

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

in the calculation of funded status for 1997 and 1996, respectively are: discount rate--7.00% and 7.75%; compensation increases--4.0% and 4.5%; and return on assets--9.5% for both years.

                                                          1997                          1996
                                              ----------------------------  ----------------------------
                                              ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                               ACCUMULATED     BENEFITS      ACCUMULATED     BENEFITS
                                                BENEFITS     EXCEED ASSETS    BENEFITS     EXCEED ASSETS
                                              -------------  -------------  -------------  -------------
                                                                    (IN THOUSANDS)
Actuarial present value of accumulated
  benefit obligations:
  Vested....................................        $6,040       $275,199         $5,440       $238,154
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------
  Total.....................................        $6,150       $286,619         $5,590       $245,014
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------
Projected benefit obligations...............  $      6,150   $    316,271   $      5,590   $    274,494
Plan assets at fair value...................        10,297        252,187          8,457        228,679
                                              -------------  -------------  -------------  -------------
Projected benefit obligation in excess of
  (less than) plan assets...................        (4,147 )       64,084         (2,867 )       45,815
Unrecognized net loss.......................           (25 )      (83,257 )         (282 )      (63,583 )
Unrecognized prior service cost.............            (1 )          (37 )           (2 )         (434 )
Unrecognized net asset......................            44            811             83          1,041
Additional liability........................       --              52,830        --              33,497
                                              -------------  -------------  -------------  -------------
Accrued (prepaid) pension cost..............  $     (4,129 ) $     34,431   $     (3,068 ) $     16,336
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------

    Net pension expense includes the following components:

                                                                         1997        1996        1995
                                                                      ----------  ----------  ----------
                                                                                (IN THOUSANDS)
Service cost........................................................     $10,835     $10,802     $11,348
Interest cost.......................................................      21,551      19,764      16,367
Actual return on plan assets........................................     (28,008)    (22,986)    (45,217)
Net amortization and deferral.......................................      10,595      10,265      29,807
                                                                      ----------  ----------  ----------
Net pension expense.................................................     $14,973     $17,845     $12,305
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

    The company also has nonqualified supplemental retirement plans for selected associates. These plans are unfunded with a projected benefit obligation of $29 million and $24 million, and unrecognized prior service and actuarial losses of $11 million and $9 million, at year-end 1997 and 1996, respectively, based on actuarial assumptions consistent with the funded plans. The net pension expense for the unfunded plans was $4 million for 1997 and $3 million for both 1996 and 1995.

    At year-end 1997, the consolidated balance sheet reflects a $63 million additional minimum liability relating to unfunded accumulated benefit obligations for all of the company's defined benefit plans, a $.4 million related intangible asset, and a $38 million reduction of shareholders' equity, net of future tax benefits. At year-end 1996, the additional minimum liability relating to unfunded accumulated benefit obligations was $42 million with a $.9 million related intangible asset and a $25 million reduction of shareholders' equity, net of future tax benefits.

    Contributory profit sharing plans maintained by the company are for associates who meet certain types of employment and length of service requirements. Company contributions under these defined

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

contribution plans are made at the discretion of the board of directors. Expenses for these plans were $6 million in 1997 and $3 million in both 1996 and 1995.

    Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $72 million, $84 million and $75 million for 1997, 1996 and 1995, respectively.

    In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132-- Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefits. The company will adopt SFAS No. 132 for the fiscal year ending December 26, 1998 and expects the future disclosures to be less comprehensive.

ASSOCIATE POSTRETIREMENT HEALTH CARE BENEFITS

    The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

    Components of postretirement benefits expense are as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Service cost.....................................................  $     137  $     147  $     137
Interest cost....................................................      1,185      1,443      1,642
Amortization of net loss (gain)..................................        (44)    --            141
                                                                   ---------  ---------  ---------
Postretirement expense...........................................  $   1,278  $   1,590  $   1,920
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The composition of the accumulated postretirement benefit obligation (APBO) and the amounts recognized in the balance sheets are presented below.

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Retirees................................................................  $  13,480  $  15,843
Fully eligible actives..................................................        785        689
Others..................................................................      2,176      1,767
APBO....................................................................     16,441     18,299
Unrecognized net gain (loss)............................................       (848)       100
                                                                          ---------  ---------
Accrued postretirement benefit cost.....................................  $  15,593  $  18,399
                                                                          ---------  ---------
                                                                          ---------  ---------

    The weighted average discount rate used in determining the APBO was 7% and 7.75% for 1997 and 1996, respectively. For measurement purposes in 1997 and 1996, a 9% annual rate of increase in the per capita cost of covered medical care benefits was assumed. The rate was assumed to decrease to 5% in both 1997 and 1996 by the year 2005 and 2003, respectively, then remain level. An increase of 1% in the health care cost trend would increase the APBO as of December 27, 1997 by 11% and the service and interest cost components of the postretirement expense by 8%.

    The company also provides other benefits for certain inactive associates. Expenses related to these benefits are immaterial.

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    See "Associate Retirement Plans" note for timing of company adoption of SFAS No. 132--Employers' Disclosures about Pensions and Other Postretirement Benefits.

FACILITIES CONSOLIDATION AND RESTRUCTURING

    In 1993, the company recorded a charge of $108 million for facilities consolidations, reengineering, impairment of retail-related assets and elimination of regional operations. Components of the charge provided for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. Four distribution centers have been closed and one additional facility will be closed as part of the facilities consolidation plan. Most impaired retail-related assets have been disposed or subleased. Regional operations have been eliminated. In 1995, management changed its estimates with respect to the general merchandising operations portion of the reengineering plan and reversed $9 million of the related reserve.

    Although there have been no changes to the plans for consolidation and restructuring as contemplated at the end of 1993, there have been significant delays, primarily due to the integration of Scrivner, acceptance of the changes by customers and management of labor relations. Customer acceptance and labor relations continue to be important and unpredictable. The company believes that the remaining accruals are still required and estimates that the majority of the remaining balance will be utilized in 1998.

    Facilities consolidation and restructuring reserve activities are:

                                                                 REENGINEERING/ CONSOLIDATION
                                                                   SEVERANCE     COSTS/ASSET
                                                       TOTAL         COSTS       IMPAIRMENTS
                                                     ----------  -------------  -------------
                                                                  (IN THOUSANDS)
Balance, year-end 1993.............................     $85,521       $25,136        $60,385
Expenditures and write-offs........................     (31,142)       (2,686 )      (28,456 )
                                                     ----------  -------------  -------------
Balance, year-end 1994.............................      54,379        22,450         31,929
Credited to income.................................      (8,982)      --              (8,982 )
Expenditures and write-offs........................     (24,080)       (6,690 )      (17,390 )
                                                     ----------  -------------  -------------
Balance, year-end 1995.............................      21,317        15,760          5,557
Expenditures and write-offs........................      (2,865)       (2,642 )         (223 )
                                                     ----------  -------------  -------------
Balance, year-end 1996.............................      18,452        13,118          5,334
Expenditures and write-offs........................     (12,724)      (10,846 )       (1,878 )
                                                     ----------  -------------  -------------
Balance, year-end 1997.............................     $ 5,728       $ 2,272        $ 3,456
                                                     ----------  -------------  -------------
                                                     ----------  -------------  -------------

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

SUPPLEMENTAL CASH FLOWS INFORMATION

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Acquisitions:
  Fair value of assets acquired..........................      $9,572                $142,458
  Less:
  Liabilities assumed or created.........................      --                     (63,873)
    Existing company investment..........................      --                     (51,126)
    Cash acquired........................................      --                     (16,805)
                                                           ----------  ----------  ----------
    Cash paid, net of cash acquired......................      $9,572      --        $ 10,654
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Cash paid during the year for:
  Interest, net of amounts capitalized...................  $  179,180  $  152,846  $  171,141
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
  Income taxes, net of refunds...........................     $30,664     $32,291     $(9,593)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Direct financing leases and related obligations..........      $5,092     $17,062     $28,568
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Property and equipment additions by capital leases.......     $28,990     $11,111      $8,840
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

LITIGATION AND CONTINGENCIES

    In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities (including those associated with litigation matters) when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable". Additionally, the company discloses material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable". Set forth below is information regarding certain material loss contingencies and charges related to litigation matters:

    PREMIUM. In 1996, the company recorded a charge of $20 million ($10 million after-tax or $.26 per share) for the settlement of two related lawsuits involving an allegedly fraudulent scheme conducted by a failed grocery diverter, Premium Sales Corporation. The settlement was consummated in 1997.

    DAVID'S. The company was sued by David's Supermarkets, Inc. ("David's") in 1993 for allegedly overcharging for products during a three-year period. In April 1996, judgment of $211 million was entered against the company and the company recorded a $7.1 million liability. During the second quarter of 1996, the judgment was vacated, a new trial was granted and the accrual was reduced to $650,000. The company denied the plaintiff's allegations; however, to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all plaintiff's claims against the company, resulting in a charge to first quarter 1997 earnings of $19.2 million($9 million after-tax or $.24 per share).

    MEGAFOODS. In 1994, a former customer, Megafoods Stores, Inc. and certain of its affiliates ("Megafoods" or the "debtor") filed Chapter 11 bankruptcy proceedings. The debtor objected to the company's claims and brought adversary proceedings against the company seeking subordination of the company's claims and damages for alleged overcharges. In August 1996, the court approved a settlement of both the debtor's allegations against the company and the company's disputed claims in the bankruptcy. The debtor's plan of liquidation became effective and the settlement agreement was consummated in January 1998. The company recorded charges of approximately $3.5 million in 1995, $5.8 million in 1996

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

and $.8 million in 1997 relating to the bankruptcy. Approximately $2 million of net assets relating to Megafoods (consisting of equipment leased to the debtor's successor) remain on the company's books.

    FURR'S. Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately $500 million of products from the company in 1997 under a supply contract originally set to expire in 2001, filed a lawsuit against the company in February 1997 claiming it was overcharged for products. Fleming denied Furr's allegations.

    In October 1997, Fleming and Furr's reached an agreement dismissing all litigation between the parties. Pursuant to the agreement, Furr's is being offered for sale through a six-month auction process which began on October 29, 1997. Fleming's El Paso product supply center (the "El Paso PSC"), together with related equipment and inventory, is being offered for sale with Furr's. Upon the sale of Furr's to a third party, Fleming would receive approximately 30% of the net proceeds.

    Under the agreement, Fleming is paying Furr's $800,000 per month as a refund of fees and charges. The payments will cease upon the expiration of the supply contract which will occur upon the earlier of (i) the sale of the El Paso PSC or
(ii) the completion of the orderly liquidation of the El Paso PSC on or before June 1, 1999. The settlement did not cause an impairment in value of any recorded balances. However, if Furr's is not sold, Fleming will experience an impairment of $8-$10 million.

    RANDALL'S. In July 1997, Randall's Food Markets, Inc. ("Randall's"), initiated arbitration proceedings against Fleming. Randall's has been a Fleming customer for over 30 years. In 1997, Randall's purchased approximately $450 million of products from Fleming under an eight-year supply contract entered into in 1993 in connection with Fleming's purchase of certain distribution assets from Randall's. Prior to initiating the arbitration proceeding, Randall's unsuccessfully sought to terminate the supply contract.

    Randall's alleges that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by inflating prices. Randall's also alleges that Fleming impermissibly modified the pricing mechanism of its supply contract. Randall's claims it was overcharged by approximately $54 million during a 4 1/2 year period. Randall's alleges breach of contract, fraud and RICO violations, and seeks actual, punitive and treble damages, termination of its supply contract, attorneys' fees and costs. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited. Randall's asserts that such provision is contrary to public policy and therefore not binding on it.

    The company believes it has complied with its obligations to Randall's in good faith and that punitive and consequential damages are not recoverable under the supply contract. The company will vigorously defend its interests. While management is unable to predict the potential range of monetary exposure to Randall's, if any, the effect of an unfavorable outcome in the arbitration or the premature loss of Randall's business could have a material adverse effect on the company.

    CLASS ACTION SUITS. In 1996, the company and certain of its present and former officers and directors were named as defendants in nine purported class action lawsuits filed by certain stockholders and one purported class action lawsuit filed by a noteholder. In April 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases asserting liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

    The plaintiffs seek undetermined but significant damages and management is unable to predict the ultimate outcome of these cases. However, while management believes that the cases could have a material adverse impact on interim or annual results of operations, based upon the ruling of the U.S. District Court for the Western District of Oklahoma described below, Fleming believes the cases will not have a material adverse effect on the company's liquidity or consolidated financial position.

    In November 1997, the company won a declaratory judgment against certain of its insurance carriers regarding directors and officers ("D&O") insurance policies issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by certain D&O policies written by the insurance carriers (aggregating $60 million) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

    CENTURY. Century Shopping Center Fund I ("Century Fund I") commenced an action in November 1988 in the Milwaukee County Circuit Court, State of Wisconsin, seeking injunctive relief and monetary damages of an unspecified amount. The plaintiff originally obtained a temporary restraining order preventing the defendant from closing a store at the Howell Plaza Shopping Center, for which the plaintiff was the landlord, and from opening a new store at a competing shopping center located nearby. Shortly thereafter, the order was dissolved by the court and the stores opened and closed as scheduled. Following the closure of the store, a number of shopping center tenants and Century Fund I experienced financial difficulty ultimately resulting in bankruptcy.

    In June 1993, three former tenants of the Howell Plaza Shopping Center filed another case in the same court and in September 1993, the trustee in bankruptcy for Howell Plaza, Inc. (the predecessor to Century Fund I and its successor as defendant's landlord) filed a third case. The allegations of these cases are very similar to the allegations made in the Century Fund I case.

    In November 1993, Century Fund I amended its complaint to allege breach of contract, tortious interference with contract, tortious interference to business, defamation, attempted monopolization, conspiracy to monopolize, conspiracy to restrain trade and monopolization. Plaintiff claims that defendant and defendant's new landlord conspired to force the Howell Plaza Shopping Center out of business. The cases have been consolidated and are set for trial in October 1998.

    Plaintiffs seek actual, consequential, treble and punitive damages, attorneys' fees, court costs and other relief. In March 1997, plaintiffs supplied the company with an analysis of damages alleging actual damages, after trebling but excluding any estimated punitive damages, of approximately $18 million.

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

FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995

    TRU DISCOUNT FOODS. Fleming initially brought suit on a note and an open account against its former customer, Tru Discount Foods. In December 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. Although Tru Discount Foods has not quantified damages, it has made demand in the amount of $8 million. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome in the litigation could have a material adverse effect on the company.

    OTHER. The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be substantially completed by the first quarter of 1999. The solution for each system is potentially unique and may be dependent on third-party software providers and developers. Failure to ensure that the company's computer systems are year 2000 compliant could have a material adverse effect on the company's operations. Additionally, failure of the company's suppliers or its customers to become year 2000 compliant might also have a material adverse impact on the company's operations.

    The company's facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, the company has a comprehensive program for testing and removal, replacement or repair of its underground fuel storage tanks and for site remediation where necessary. The company has established reserves that it believes will be sufficient to satisfy the anticipated costs of all known remediation requirements.

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

    At year-end 1997, the company has aggregate contingent liabilities for future minimum rental commitments made on behalf of customers with a present value of approximately $62 million.

    The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; tax assessments and other matters, some of which are for substantial amounts. However, the company does not believe any such action will result in a material adverse effect on the company.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

    We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 27, 1997, and December 28, 1996, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 27, 1997, and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
February 19, 1998

                        QUARTERLY FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1997                                             FIRST       SECOND        THIRD       FOURTH         YEAR
--------------------------------------------  -----------  -----------  -----------  -----------  -------------
Net sales...................................  $ 4,752,031  $ 3,550,654  $ 3,453,261  $ 3,616,720  $  15,372,666
Costs and expenses (income):
  Cost of sales.............................    4,319,349    3,219,989    3,131,023    3,271,477     13,941,838
  Selling and administrative................      363,716      274,878      272,826      283,150      1,194,570
  Interest expense..........................       48,822       36,223       39,084       38,377        162,506
  Interest income...........................      (14,354)     (10,940)     (11,116)     (10,228)       (46,638)
  Equity investment results.................        4,078        3,239        3,710        5,719         16,746
  Litigation charge.........................       19,218      --           --             1,741         20,959
                                              -----------  -----------  -----------  -----------  -------------
    Total costs and expenses................    4,740,829    3,523,389    3,435,527    3,590,236     15,289,981
                                              -----------  -----------  -----------  -----------  -------------
Earnings before taxes.......................       11,202       27,265       17,734       26,484         82,685
Taxes on income.............................        5,938       14,450        8,214       15,361         43,963
                                              -----------  -----------  -----------  -----------  -------------
Earnings before extraordinary charge........        5,264       12,815        9,520       11,123         38,722
Extraordinary charge........................      --           --            13,330      --              13,330
                                              -----------  -----------  -----------  -----------  -------------
Net earnings................................  $     5,264  $    12,815  $    (3,810) $    11,123  $      25,392
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Earnings per share:
  Basic and diluted before extraordinary
    charge..................................         $.14         $.34        $ .25         $.29          $1.02
  Extraordinary charge......................                                    .35                         .35
                                              -----------  -----------  -----------  -----------  -------------
  Basic and diluted net earnings............         $.14         $.34        $(.10)        $.29          $ .67
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Dividends paid per share....................         $.02         $.02         $.02         $.02           $.08
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Weighted average shares outstanding:
  Basic.....................................       37,801       37,804       37,804       37,804         37,803
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
  Diluted...................................       37,810       37,829       37,840       37,970         37,862
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------


1996                                             FIRST       SECOND        THIRD       FOURTH         YEAR
--------------------------------------------  -----------  -----------  -----------  -----------  -------------
Net sales...................................  $ 5,168,234  $ 3,742,331  $ 3,705,970  $ 3,870,204  $  16,486,739
Costs and expenses (income):
  Cost of sales.............................    4,711,114    3,397,509    3,373,525    3,522,567     15,004,715
  Selling and administrative................      397,743      301,532      281,316      293,408      1,273,999
  Interest expense..........................       52,430       37,660       34,955       38,421        163,466
  Interest income...........................      (15,424)     (11,301)     (11,610)     (10,787)       (49,122)
  Equity investment results.................        3,165        4,099        5,708        5,486         18,458
  Litigation charge.........................        7,110       (6,460)      20,000      --              20,650
                                              -----------  -----------  -----------  -----------  -------------
    Total costs and expenses................    5,156,138    3,723,039    3,703,894    3,849,095     16,432,166
                                              -----------  -----------  -----------  -----------  -------------
Earnings before taxes.......................       12,096       19,292        2,076       21,109         54,573
Taxes on income.............................        6,181        9,858        1,061       10,787         27,887
                                              -----------  -----------  -----------  -----------  -------------
Net earnings................................  $     5,915  $     9,434  $     1,015  $    10,322  $      26,686
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Basic and diluted net earnings per share....         $.16         $.25         $.03         $.27           $.71
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Dividends paid per share....................         $.30         $.02         $.02         $.02           $.36
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
Weighted average shares outstanding:
  Basic.....................................       37,739       37,788       37,788       37,794         37,774
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------
  Diluted...................................       37,739       37,788       37,794       37,800         37,777
                                              -----------  -----------  -----------  -----------  -------------
                                              -----------  -----------  -----------  -----------  -------------

    The first quarter of 1997 includes a charge of $19 million ($9 million after income tax benefits or $.24 per share) reflecting the settlement of the David's litigation. See "Litigation and Contingencies" in the notes to the consolidated financial statements. The third quarter of 1997 reflects an extraordinary charge of $22 million ($13 million after income tax benefits or $.35 per share) related to the recapitalization program.

    The first quarter of 1996 includes a charge of $7 million ($3 million after income tax benefits or $.09 per share) related to a judgment in the David's litigation. During the second quarter of 1996, this judgment was set aside and vacated, and the charge was reversed. A new charge of $650,000 ($318,000 after income tax benefits or $.01 per share) was recorded. The third quarter of 1996 includes a charge of $20 million ($10 million after income tax benefits or $.26 per share) related to a settlement agreement involving Premium Sales Corporation. See "Litigation and Contingencies" in the notes to the consolidated financial statements. The fourth quarter of 1996 includes an impairment charge of $5 million ($2 million after income tax benefits or $.06 per share) classified as selling and administrative expense, related to an international investment.

    The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks.

(a)  2. Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts

(a)  3. (c) Exhibits:

 EXHIBIT                                                                   PAGE NUMBER OR INCORPORATION
  NUMBER                                                                         BY REFERENCE TO
----------                                                                ------------------------------

     3.1    Certificate of Incorporation                                  Exhibit 4.1 to Form S-8 dated
                                                                          September 3, 1996

     3.2    By-Laws

     4.0    Credit Agreement, dated as of July 25, 1997, among Fleming    Exhibit 4.16 to Form 10-Q for
            Companies, Inc., the Lenders party thereto, BancAmerica       quarter ended July 12, 1997
            Securities, Inc., as syndication agent, Societe Generale, as documentation agent and The Chase Manhattan Bank, as
            administrative agent

     4.1    Security Agreement dated as of July 25, 1997, between         Exhibit 4.17 to Form 10-Q for
            Fleming Companies, Inc., the company subsidiaries party       quarter ended July 12, 1997
            thereto and The Chase Manhattan Bank, as collateral agent

     4.2    Pledge Agreement, dated as of July 25, 1997, among Fleming    Exhibit 4.18 to Form 10-Q for
            Companies, Inc., the company subsidiaries party thereto and   quarter ended July 12, 1997
            The Chase Manhattan Bank, as collateral agent

     4.3    Guarantee Agreement among the company subsidiaries party      Exhibit 4.19 to Form 10-Q for
            thereto and The Chase Manhattan Bank, as collateral agent     quarter ended July 12, 1997

     4.4    Indenture dated as of December 15, 1994, among Fleming, the   Exhibit 4.9 to Form 10-K for
            Subsidiary Guarantors named therein and Texas Commerce Bank   year ended December 31, 1994
            National Association, as Trustee, Regarding $300 million of
            10 5/8% Senior Notes

     4.5    Indenture, dated as of July 25, 1997, among Fleming           Exhibit 4.20 to Form 10-Q for
            Companies, Inc., the Subsidiary Guarantors named therein and  quarter ended July 12, 1997
            Manufacturers and Traders Trust Company, as Trustee,
            regarding 10 5/8% Senior Subordinated Notes due 2007

     4.6    Indenture, dated as of July 25, 1997, among Fleming           Exhibit 4.21 to Form 10-Q for
            Companies, Inc., the Subsidiary Guarantors named therein and  quarter ended July 12, 1997
            Manufacturers and Traders Trust Company regarding 10 1/2%
            Senior Subordinated Notes due 2004

     4.7 Agreement to furnish copies of other long-term debt instruments

    10.0    Dividend Reinvestment and Stock Purchase Plan, as amended     Exhibit 28.1 to Registration
                                                                          Statement No. 33-26648 and
                                                                          Exhibit 28.3 to Registration
                                                                          Statement No. 33-45190

 EXHIBIT                                                                   PAGE NUMBER OR INCORPORATION
  NUMBER                                                                         BY REFERENCE TO
----------                                                                ------------------------------
    10.1*   1985 Stock Option Plan                                        Exhibit 28(a) to Registration
                                                                          Statement No. 2-98602

    10.2*   Form of Award Agreement for 1985 Stock Option Plan (1994)     Exhibit 10.6 to Form 10-K for
                                                                          year ended December 25, 1993

    10.3*   1990 Stock Option Plan                                        Exhibit 28.2 to Registration
                                                                          Statement No. 33-36586

    10.4*   Form of Award Agreement for 1990 Stock Option Plan (1994)     Exhibit 10.8 to Form 10-K for
                                                                          year ended December 25, 1993

    10.5*   Form of Restricted Stock Award Agreement for 1990 Stock
            Option Plan (1997)

    10.6*   Fleming Management Incentive Compensation Plan                Exhibit 10.4 to Registration
                                                                          Statement No. 33-51312

    10.7*   Amended and Restated Supplemental Retirement Plan             Exhibit 10.10 to Form 10-K for
                                                                          year ended December 31, 1994

    10.8*   Form of Amended and Restated Supplemental Retirement Income   Exhibit 10.11 to Form 10-K for
            Agreement                                                     year ended December 31, 1994

    10.9*   Form of Amended and Restated Severance Agreement between the  Exhibit 10.13 to Form 10-K for
            Registrant and certain of its officers                        year ended December 31, 1994

    10.10*  Fleming Companies, Inc. 1990 Stock Incentive Plan dated       Exhibit B to Proxy Statement
            February 20, 1990                                             for year ended December 30,
                                                                          1989

    10.11*  Fleming Companies, Inc. 1996 Stock Incentive Plan dated       Exhibit A to Proxy Statement
            February 27, 1996                                             for year ended December 30,
                                                                          1995

    10.12*  Form of Restricted Award Agreement for 1996 Stock Incentive
            Plan (1997)

    10.13*  Phase III of Fleming Companies, Inc. Stock Incentive Plan     Exhibit 10.17 to Form 10-K for
                                                                          year ended December 25, 1993

    10.14*  Amendment No. 1 to the Fleming Companies, Inc. 1996 Stock     Exhibit 10.16 to Form 10-K for
            Incentive Plan 1996                                           year ended December 28,

    10.15*  Fleming Companies, Inc. Directors' Stock Equivalent Plan      Exhibit 10.14 to Form 10-K for
                                                                          year ended December 28, 1991

    10.16*  Supplemental Income Trust                                     Exhibit 10.20 to Form 10-K for
                                                                          year ended December 31, 1994

 EXHIBIT                                                                   PAGE NUMBER OR INCORPORATION
  NUMBER                                                                         BY REFERENCE TO
----------                                                                ------------------------------
    10.17*  First Amendment to Fleming Companies, Inc. Supplemental       Exhibit 10.19 to Form 10-K for
            Income Trust                                                  year ended December 28, 1996

    10.18*  Form of Employment Agreement between Registrant and certain   Exhibit 10.20 to Form 10-K for
            of the employees                                              year ended December 31, 1994

    10.19*  Economic Value Added Incentive Bonus Plan                     Exhibit A to Proxy Statement
                                                                          for year ended December 31,
                                                                          1994

    10.20*  Agreement between the Registrant and William J. Dowd          Exhibit 10.24 to Form 10-K for
                                                                          year ended December 30, 1995

    10.21*  Amended and Restated Supplemental Retirement Income           Exhibit 10.23 to Form 10-K for
            Agreement for Robert E. Stauth 1996                           year ended December 28, 1996

    10.22*  Supplemental Retirement Income Agreement of Fleming           Exhibit 10.24 to Form 10-K for
            Companies, Inc. And William J. Dowd                           year ended December 28, 1996

    10.23*  Executive Past Service Benefit Plan (November 1997)

    10.24*  Form of Agreement for Executive Past Service Benefit Plan
            (November 1997)

    10.25*  Executive Deferred Compensation Plan (November 1997)

    10.26*  Executive Deferred Compensation Trust (November 1997)

    10.27*  Form of Agreement for Executive Deferred Compensation Plan
            (November 1997)

    10.28   Fleming Companies, Inc. Associate Stock Purchase Plan

    10.29   Settlement Agreement between Fleming Companies, Inc. and      Exhibit 10.25 to Form 10-Q for
            Furr's Supermarkets, Inc. dated October 23, 1997              quarter ended October 4, 1997

    12      Computation of ratio of earnings to fixed charges

    21      Subsidiaries of the Registrant

    23      Consent of Deloitte & Touche LLP

    24      Power of Attorney

    27      Financial Data Schedule

*Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 1998.

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

                                              By:                   /s/ KEVIN J. TWOMEY
                                                         -----------------------------------------
                                                                      Kevin J. Twomey
                                                                 VICE PRESIDENT--CONTROLLER
                                                               (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 1998.

                         NAME                                         TITLE
------------------------------------------------------  ---------------------------------

                 /s/ ROBERT E. STAUTH
     -------------------------------------------        (Chairman of the Board)
                   Robert E. Stauth

                  /s/ JACK W. BAKER*
     -------------------------------------------        (Director)
                    Jack W. Baker

                 /s/ ARCHIE R. DYKES*
     -------------------------------------------        (Director)
                   Archie R. Dykes

                /s/ CAROL B. HALLETT*
     -------------------------------------------        (Director)
                   Carol B. Hallett

             /s/ EDWARD C. JOULLIAN III*
     -------------------------------------------        (Director)
                Edward C. Joullian III

                /s/ JOHN A. MCMILLAN*
     -------------------------------------------        (Director)
                   John A. McMillan

                  /s/ GUY A. OSBORN*
     -------------------------------------------        (Director)
                    Guy A. Osborn

     -------------------------------------------        (Director)
                  Alice M. Peterson

                /s/ DAVID A. RISMILLER
     -------------------------------------------        (Director)
                  David A. Rismiller

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

                                                                     SCHEDULE II

                            FLEMING COMPANIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED DECEMBER 27, 1997 DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

                                 (IN THOUSANDS)

                                                                             ALLOWANCE
                                                                             FOR CREDIT
                                                                               LOSSES      CURRENT    NONCURRENT
                                                                            ------------  ----------  -----------
BALANCE, December 31, 1994................................................      $48,567      $39,506     $ 9,061

Charged to costs and expenses.............................................       30,513       21,611       8,902

Uncollectible accounts written-off, less recoveries.......................      (25,676 )    (25,981)        305
                                                                            ------------  ----------  -----------

BALANCE, December 30, 1995................................................       53,404       35,136      18,268

Charged to costs and expenses.............................................       26,921       19,406       7,515

Uncollectible accounts written-off, less recoveries.......................      (35,693 )    (29,883)     (5,810 )

Asset Impairment..........................................................        5,000       --           5,000
                                                                            ------------  ----------  -----------

BALANCE, December 28, 1996................................................       49,632       24,659      24,973

Charged to cost and expenses..............................................       24,484       11,989      12,495

Uncollectible accounts written-off, less recoveries.......................      (32,655 )    (17,636)    (15,019 )

Asset impairment..........................................................        2,387       --           2,387
                                                                            ------------  ----------  -----------

BALANCE, December 27, 1997................................................      $43,848      $19,012     $24,836
                                                                            ------------  ----------  -----------
                                                                            ------------  ----------  -----------