Form 10-Q
period 1998-04-18
FLEMING COMPANIES INC /OK/
filed 1998-05-18
CIK 352949

WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 1998

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1998 is as follows:

                Class                             Shares Outstanding
     Common stock, $2.50 par value                    38,264,000

                               INDEX

                                                            Page
                                                           Number
Part I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Earnings -
             16 Weeks Ended April 18, 1998,
             and April 19, 1997

           Consolidated Condensed Balance Sheets -
             April 18, 1998, and December 27, 1997

           Consolidated Condensed Statements of Cash Flows -
             16 Weeks Ended April 18, 1998,
             and April 19, 1997

           Notes to Consolidated Condensed Financial Statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

  Item 1.  Legal Proceedings

  Item 4.  Results of Votes of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

Signatures

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Earnings
For the 16 weeks ended April 18, 1998, and April 19, 1997
(In thousands, except per share amounts)
============================================================================
                                           1998                 1997
----------------------------------------------------------------------------
Net sales                               $4,567,126            $4,752,031

Costs and expenses:
  Cost of sales                          4,117,882             4,319,349
  Selling and administrative               371,429               363,716
  Interest expense                          51,202                48,822
  Interest income                          (11,305)              (14,354)
  Equity investment results                  3,589                 4,078
  Litigation charge                          2,954                19,218
----------------------------------------------------------------------------
    Total costs and expenses             4,535,751             4,740,829
----------------------------------------------------------------------------
Earnings before taxes                       31,375                11,202
Taxes on income                             16,105                 5,938
----------------------------------------------------------------------------
Net earnings                            $   15,270            $    5,264
============================================================================
Basic and diluted net earnings per share      $.40                  $.14
Dividends paid per share                      $.02                  $.02
Weighted average shares outstanding:
  Basic                                     37,804                37,801
  Diluted                                   37,972                37,810
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)
============================================================================
                                            April 18,         December 27,
Assets                                        1998                1997
----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                $   36,109         $   30,316
  Receivables                                 341,361            334,278
  Inventories                                 956,857          1,018,666
  Other current assets                        118,496            111,730
----------------------------------------------------------------------------
    Total current assets                    1,452,823          1,494,990
Investments and notes receivable              139,438            150,221
Investment in direct financing leases         198,309            201,588

Property and equipment                      1,626,277          1,598,786
Less accumulated depreciation
  and amortization                           (675,115)          (648,943)
----------------------------------------------------------------------------
Net property and equipment                    951,162            949,843
Other assets                                  159,424            164,295
Goodwill                                      953,121            963,034
----------------------------------------------------------------------------

Total assets                               $3,854,277         $3,923,971
============================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------

Current liabilities:
  Accounts payable                         $  760,231         $  831,339
  Current maturities of long-term debt         41,418             47,608
  Current obligations under capital leases     21,555             21,196
  Other current liabilities                   247,381            254,454
----------------------------------------------------------------------------
    Total current liabilities               1,070,585          1,154,597
Long-term debt                              1,113,233          1,127,311
Long-term obligations under
  capital leases                              368,449            367,068
Deferred income taxes                          70,652             61,425
Other liabilities                             121,301            123,898

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share      95,660             95,660
  Capital in excess of par value              504,798            504,451
  Reinvested earnings                         551,291            536,792
  Accumulated other comprehensive income:
    Cumulative currency translation adjustment      -             (4,922)
    Additional minimum pension liability      (37,715)           (37,715)
----------------------------------------------------------------------------
      Accumulated other comprehensive income  (37,715)           (42,637)
  Less ESOP note                               (3,977)            (4,594)
----------------------------------------------------------------------------
    Total shareholders' equity              1,110,057          1,089,672
----------------------------------------------------------------------------

Total liabilities and shareholders' equity $3,854,277         $3,923,971
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 18, 1998, and April 19, 1997
(In thousands)
===========================================================================
                                                     1998            1997
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                    $  15,270        $  5,264
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                    56,379          56,572
    Credit losses                                     2,713           6,444
    Deferred income taxes                            10,323          (3,808)
    Equity investment results                         3,589           4,078
    Consolidation and restructuring reserve activity (5,126)           (510)
    Change in assets and liabilities, excluding
      effect of acquisitions:
      Receivables                                    (6,512)          8,873
      Inventories                                    61,809         109,200
      Accounts payable                              (71,108)       (195,372)
      Other assets and liabilities                  (14,104)        (16,280)
    Other adjustments, net                           (3,462)           (762)
----------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities                         49,771         (26,301)
----------------------------------------------------------------------------

Cash flows from investing activities:
  Collections on notes receivable                    16,890          14,530
  Notes receivable funded                           (10,350)        (12,972)
  Purchase of property and equipment                (38,334)        (27,698)
  Proceeds from sale of
    property and equipment                           10,708           4,656
  Investments in customers                                -          (1,428)
  Proceeds from sale of investment                    3,514           1,927
  Businesses acquired                                     -          (9,572)
  Other investing activities                          1,382           2,629
----------------------------------------------------------------------------
    Net cash used in
      investing activities                          (16,190)        (27,928)
----------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                 35,000         110,000
  Principal payments on long-term debt              (55,268)        (54,083)
  Principal payments on capital
    lease obligations                                (6,575)         (6,141)
  Sale of common stock under incentive
    stock and stock ownership plans                     219             206
  Dividends paid                                       (778)           (758)
  Other financing activities                           (386)            (19)
----------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                          (27,788)         49,205
----------------------------------------------------------------------------
Net increase (decrease)in cash
  and cash equivalents                                5,793          (5,024)
Cash and cash equivalents,
  beginning of period                                30,316          63,667
----------------------------------------------------------------------------

Cash and cash equivalents, end of period           $ 36,109        $ 58,643
============================================================================

Supplemental information:
  Cash paid for interest                            $43,721         $39,443
  Cash paid for taxes                                $8,967         $17,464
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of April 18, 1998, and the consolidated condensed statements of earnings and cash flows for the 16-week periods ended April 18, 1998, and April 19, 1997, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 18, 1998, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings per share are computed based on net earnings divided by weighted average shares as appropriate for each calculation.

The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1997 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $38 million at April 18, 1998, and $36 million at December 27, 1997.

4. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

=============================================================================
                                         First Interim Period
($ in millions)                          1998           1997
-----------------------------------------------------------------------------
Sales:
  Food distribution                     $4,096         $4,285
  Intersegment elimination                (610)          (597)
-----------------------------------------------------------------------------
  Net food distribution                  3,486          3,688
  Retail food                            1,081          1,064
-----------------------------------------------------------------------------

Total sales                             $4,567         $4,752
=============================================================================

Operating earnings:
  Food distribution                        $92            $86
  Retail food                               19             27
  Corporate expense                        (33)           (44)
-----------------------------------------------------------------------------
Total operating earnings                    78             69
Interest expense                           (51)           (49)
Interest income                             11             14
Equity investment results                   (4)            (4)
Litigation charge                           (3)           (19)
-----------------------------------------------------------------------------

Earnings before taxes                      $31            $11
=============================================================================

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost. Operating earnings for 1997 have been restated due to adopting SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

5. The company had comprehensive income totaling $20,192 thousand and $5,264 thousand for the 16 weeks ended April 18, 1998 and April 19, 1997, respectively. Other comprehensive income is comprised of foreign currency translation and minimum pension liability adjustments.

6. In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities (including those associated with litigation matters) when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, the company discloses material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Set forth below is information regarding certain material loss contingencies and charges related to litigation matters:

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

Furr's.
Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately
$500 million of products from the company in 1997 under a supply contract originally set to expire in 2001, filed suit against the company in February 1997 claiming it was overcharged for products. Fleming denied Furr's allegations.

In October 1997, Fleming and Furr's reached an agreement dismissing all litigation between the parties. Pursuant to the agreement, Furr's was offered for sale during an auction process which ended in April 1998. No sale occurred. Consequently, during the first quarter of 1998, Fleming recorded a charge of $4.0 million. Fleming does not expect to incur any additional impairment relating to Furr's.

Furr's has until May 26, 1998, to elect to purchase Fleming's El Paso product supply center (including inventory) or to pay certain liquidation costs related to the termination of the center's operation. Fleming has agreed to extend this election period by 90 days, subject to documentation. Under the settlement agreement, Fleming is paying Furr's $800,000 per month as a refund of fees and charges. The payments will cease when the supply contract terminates on the earlier of the sale of the El Paso product supply center to Furr's or its assignee or the liquidation of the center on or before June 1, 1999.

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

Randall's alleged that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by inflating prices and that Fleming impermissibly modified the pricing mechanism of its supply contract. Randall's claims it was overcharged by approximately $54 million during a 4 1/2 year period.
Randall's initially alleged breach of contract, fraud and RICO violations, and sought actual, punitive and treble damages, termination of its supply contract, attorneys' fees and costs. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited.

In April 1998, the evidentiary phase of the arbitration was concluded during which Randall's withdrew its RICO claims (thereby eliminating any basis for treble damages) and offered no evidence to support its earlier allegations of fraud (the basis on which punitive damages may be sought).

The company believes it has complied with its obligations to Randall's in good faith. While management is unable to predict the potential range of monetary exposure to Randall's, if any, the effect of an unfavorable outcome in the arbitration or the premature loss of Randall's business could have a material adverse effect on the company.

Class Action Suits.
In 1996, the company and certain of its present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by a noteholder. In April 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. A complaint has been filed in the consolidated cases asserting liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

During the first quarter of 1998, the noteholder case was dismissed, without prejudice, for failure to state a cause of action. The plaintiff has asked the court to reconsider the matter.

The plaintiffs in the remaining case seek undetermined but significant damages and management is unable to predict the ultimate outcome of this litigation. However, if the ruling of the U.S. District Court for the Western District of Oklahoma described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company's liquidity or consolidated financial position.

In November 1997, the company won a declaratory judgment against certain of its insurance carriers regarding directors and officers insurance policies ("D&O policies") issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by certain D&O policies written by the insurance carriers (aggregating $60 million) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

Century.
Century Shopping Center Fund I ("Century Fund I") commenced an action in November 1988 in the Milwaukee County Circuit Court, State of Wisconsin, seeking injunctive relief and monetary damages of an unspecified amount. The plaintiff originally obtained a temporary restraining order preventing the company from closing a store at the Howell Plaza Shopping Center, for which the plaintiff was the landlord, and from opening a new store at a competing shopping center located nearby. Shortly thereafter, the order was dissolved by the court and the stores opened and closed as scheduled. Following the closure of the store, a number of shopping center tenants and Century Fund I experienced financial difficulty ultimately resulting in bankruptcy.

In June 1993, three former tenants of the Howell Plaza Shopping Center filed another case in the same court and in September 1993, the trustee in bankruptcy for Howell Plaza, Inc. (the predecessor to Century Fund I and its successor as company's landlord) filed a third case. The allegations of these cases are very similar to the allegations made in the Century Fund I case.

In November 1993, Century Fund I amended its complaint to allege breach of contract, tortious interference with contract, tortious interference to business, defamation, attempted monopolization, conspiracy to monopolize, conspiracy to restrain trade and monopolization. Plaintiffs claim that the company and the company's new landlord conspired to force the Howell Plaza Shopping Center out of business. The cases have been consolidated and are set for trial in October 1998.

Plaintiffs seek actual, consequential, treble and punitive damages, attorneys' fees, court costs and other relief. In March 1997, plaintiffs supplied the company with an analysis of damages alleging actual damages, after trebling but excluding any punitive damages, of approximately $18 million.

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

Tru Discount Foods.
Fleming brought suit on a note and an open account against its former customer, Tru Discount Foods. In December 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. Although Tru Discount Foods has not quantified damages, it has made demand in the amount of $8 million. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome in the litigation could have a material adverse effect on the company.

Don's United Super.
On March 18, 1998 the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.) who operate 24 retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Previously, two cases had been filed in the same court (R&D Foods, Inc. et al. v. Fleming, et al. and Robandee United Super, Inc. et al. v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. These two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. Causes of action in these two cases relating to supply contracts containing arbitration clauses have been sent to arbitration and all remaining causes of action have been stayed pending the arbitration.

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, the time period during which the alleged overcharges took place exceeds, with respect to some plaintiffs, 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages. The company intends to vigorously defend its interests. Management is currently unable to predict the ultimate outcome of this litigation. However, based upon the plaintiffs' allegations, an unfavorable outcome in this litigation could have a material adverse effect on the company.

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

The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; tax assessments and other matters, some of which are for substantial amounts. However, the company does not believe any such action will result in a material adverse effect on the company.

7. Certain indebtedness is guaranteed by all direct and indirect subsidiaries of the company (except for certain inconsequential subsidiaries), all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of the subsidiary guarantors to transfer funds to the company in the form of cash dividends, loans or advances. Full financial statements for the subsidiary guarantors are not presented herein because management does not believe such information would be material.

The following summarized financial information, which includes allocations of material corporate-related expenses, for the combined subsidiary guarantors may not necessarily be indicative of the results of operations or financial position had the subsidiary guarantors been operated as independent entities.

                                    April 18,        April 19,
(In millions)                         1998              1997
Current assets                           $31              $19
Noncurrent assets                        $72              $63
Current liabilities                      $15              $10
Noncurrent liabilities                    $7                -

                                          16 weeks ended
                                    April 18,        April 19,
(In millions)                         1998              1997
Net sales                               $110              $89
Costs and expenses                      $112              $92
Net earnings (loss)                      $(1)             $(1)

8. The accompanying earnings statements include the following:

                                               16 weeks
                                        ----------------------
(In thousands)                          1998              1997
--------------------------------------------------------------
Depreciation and
  amortization (includes
  amortized costs in
  interest expense)                   $56,379          $56,572
Amortized costs in
  interest expense                     $1,839           $3,045

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Management believes that the company's ultimate success will depend on its ability to continue to cut costs while expanding profitable operations. The company has revised its marketing plans and is taking other steps to reverse sales declines. These initiatives include increased marketing emphasis and expanded offerings of Fleming Retail Services, streamlining and expanding Fleming Brands, developing and marketing additional foodservice products and growing retail food operations through remodels, new store development and selective acquisitions. While the company believes considerable progress has been made to date, no assurance can be given that the company will be successful in continuing to cut costs, in reversing sales declines or in increasing higher margin activities.

After taking into consideration one-time adjustments (recapitalization charge in 1997, litigation charges in 1996 and 1997, a facilities consolidation and restructuring adjustment in 1995 and $3 million in other charges in 1996 due primarily to divested stores), adjusted earnings per share and adjusted EBITDA (in millions) for the past thirteen quarters were as follows:

                 1995 Adjusted   1996 Adjusted   1997 Adjusted    1998 Adjusted
                 -------------   -------------   -------------    -------------
                 EPS   EBITDA    EPS    EBITDA   EPS    EBITDA    EPS   EBITDA
                 ---   ------    ---    ------   ---    ------    ---   ------
First quarter    $ .40    $146   $ .25    $126   $ .39    $137    $.40    $141
Second quarter     .39     113     .30     104     .35     106
Third quarter      .10      92     .19     100     .23     100
Fourth quarter     .11      97     .27     105     .34     111
Rounding             -       -       -       -     .01       -
    Total        $1.00    $448   $1.01    $435   $1.32    $454

Set forth in the following table is information for the first interim periods of 1998 and 1997 regarding components of the company's earnings expressed as a percentage of net sales.

=============================================================================
First Interim Period                                     1998         1997
-----------------------------------------------------------------------------
Net sales                                            100.00%      100.00%

Gross margin                                           9.84         9.11
Less:
Selling and administrative                             8.14         7.65
Interest expense                                       1.12         1.03
Interest income                                        (.25)        (.30)
Equity investment results                               .08          .09
Litigation charge                                       .06          .40
-----------------------------------------------------------------------------

Total expenses                                         9.15         8.87
-----------------------------------------------------------------------------

Earnings before taxes                                   .69          .24
Taxes on income                                         .36          .13
-----------------------------------------------------------------------------

Net earnings                                            .33%         .11%
=============================================================================

Net sales
Sales for the first quarter (16 weeks) of 1998 decreased by $.2 billion, or 4%, to $4.6 billion from $4.8 billion for the same period in 1997. Several factors, none of which are individually material, adversely affected net sales including: lower sales at certain company-owned retail stores, the closing or sale of certain other company-owned retail stores and a reduced amount of new business which, the company believes, was caused, in part, by the adverse publicity surrounding various litigation matters. See Note 6 in the notes to the consolidated condensed financial statements.

Retail sales generated by the same stores for the first quarter of 1998 compared to the same period in 1997 decreased 4.5%. The decrease was attributable, in part, to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. For the first quarter of 1998, food price inflation was 2% which was up from the first quarter of 1997 when it was less than 1%.

Gross margin
Gross margin for the first quarter of 1998 increased by approximately $16 million, or 4%, to $449 million from $433 million for the same period of 1997, and also increased as a percentage of net sales to 9.84% from 9.11% for the same period in 1997. The increase was due, in part, to improved gross margins at retail stores as well as favorable adjustments for closed stores due to better-than-expected lease buyouts and property dispositions. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting productivity improvements.

Selling and administrative expenses
Selling and administrative expenses for the first quarter of 1998 increased by approximately $7 million, or 2%, to $371 million from $364 million for the same period in 1997 and increased as a percentage of net sales to 8.13% for 1998 from 7.65% in 1997. The increase was principally due to increased expense at retail stores. Selling expense was higher than the previous year as the company continues to work at reversing recent sales declines. A charge for $4 million related to the expected outcome of the Furr's agreement was recorded in the first quarter of 1998. See Note 6 in the notes to the consolidated condensed financial statements. A $3.7 million facility consolidation reversal was also recorded during the first quarter.

As more fully described in the 1997 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to 10 years.

Credit loss expense is included in selling and administrative expenses and for the first quarter of 1998 decreased to $3 million from $6 million for the comparable period in 1997. Credit loss expense has consistantly been improved over the last few years due to tighter credit practices and reduced emphasis on credit extensions to and investments in customers. Although the company plans on continuing these ongoing credit practices, it is not expected that the credit loss expense will remain at current levels.

Interest expense
Interest expense for the first quarter of 1998 increased $2 million to $51 million from $49 million for the same period in 1997. This was primarily due to interest rates on new subordinated notes issued in the last half of 1997 being higher than the rates on the refinanced debt offset in part by lower average levels of long-term debt.

The company's derivative agreements have consisted of simple "floating-to-fixed rate" interest rate caps and swaps. For the first quarter of 1998, interest rate hedge agreements contributed $1.5 million of net interest expense compared to $2.7 million in the same period of 1997.

Interest income
Interest income for the first quarter of 1998 decreased by $3 million to $11 million from $14 million for the same period in 1997. The decrease is partly due to the sale of notes receivable in the fourth quarter of 1997 when the company sold $29 million of notes receivable with limited recourse and a reduced amount of notes receivable funded. The decrease is also due to a lower balance in investments in direct financing leases. These items reduced the amount available to produce interest income.

Equity investment results
The company's portion of operating losses from equity investments for the first quarter of 1998 remained virtually unchanged at $4 million compared to the same period in 1997.

Litigation charge
In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement. Such payments may continue for up to an additional 13 months. The $3 million charge in 1998 is representative of this charge. In the first quarter of 1997, the company expensed $19.2 million in settlement of the David's litigation. See Note 6 in the notes to the consolidated condensed financial statements.

Taxes on income
The estimated effective tax rate for the first quarter of 1998 was 51.3% compared to 53.0% for the same period in 1997. The higher rate in 1997 is primarily due to anticipated lower earnings in 1997 due to the David's litigation charge with basically no change in the nondeductible dollar amounts.

Litigation and contingencies

From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company.
Also see "Legal Proceedings."

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

Program costs to comply with year 2000 requirements are being expensed as incurred. Expenditures with third parties are not expected to exceed
$10 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

Other
Several factors negatively affecting earnings in the first quarter of 1998 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores, continuing commitments under the Furr's settlement agreement and legal fees and expenses related to litigation.

Segment information
Sales and operating earnings for the company's food distribution and retail food segments are presented below.

=============================================================================
                                        First Interim Period
                                        --------------------
      ($ in millions)                   1998            1997
-----------------------------------------------------------------------------
Sales:
  Food distribution                    $3,486          $3,688
  Retail food                           1,081           1,064
-----------------------------------------------------------------------------

Total sales                            $4,567          $4,752
=============================================================================

Operating earnings:
  Food distribution                       $92             $86
  Retail food                              19              27
  Corporate expense                       (33)            (44)
-----------------------------------------------------------------------------

Total operating earnings                  $78             $69
=============================================================================

Operating earnings for industry segments consist of net sales less related operating expenses. Operating expenses exclude interest expense, interest income, equity investment results, litigation charge and taxes on income. General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost. Operating earnings for 1997 have been restated as of year-end 1997 due to adopting SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital structure at the end of the first quarter of 1998 and at the end of fiscal 1997:

=============================================================================
Capital Structure (In millions)    April 18, 1998     December 27, 1997
-----------------------------------------------------------------------------
Long-term debt                     $1,155   43.5%     $1,175    44.3%
Capital lease obligations             390   14.7         388    14.6
-----------------------------------------------------------------------------

Total debt                          1,545   58.2       1,563    58.9
Shareholders' equity                1,110   41.8       1,090    41.1
-----------------------------------------------------------------------------

Total capital                      $2,655  100.0%     $2,653   100.0%
=============================================================================

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.


Long-term debt was $20 million lower at the end of the first quarter of 1998 compared to year-end 1997 primarily because net cash provided from operations plus cash proceeds from the sale of assets and investments exceeded net cash required for investing activities and payments on capital leases. Capital lease obligations increased $2 million in 1998 because leases added for new retail stores exceeded repayments.

The debt-to-capital ratio at quarter-end 1998 was 58.2%, down from 58.9% at year-end 1997. The company's long-term target ratio is between 50% and 55%.

Operating activities generated $50 million of net cash flows for the first quarter of 1998 compared to the use of $26 million in the same period of 1997. The difference was principally due to changes in working capital, higher deferred taxes and higher net earnings. Working capital was $382 million at quarter-end 1998, an increase from $340 million at year-end 1997. The current ratio increased to 1.36 to 1, from 1.29 to 1 at year-end 1997.

Capital expenditures were $38 million for the first quarter of 1998 compared to $28 million for the same period in 1997. Total capital expenditures for 1998 (excluding acquisitions, if any) are expected to be approximately $230 million. The company intends to increase its retail operations by increasing investments in new and remodeled stores in the company's existing retail chains and by making selective acquisitions of supermarket chains or groups as opportunities arise.

The company's principal sources of liquidity and capital in the first quarter of 1998 have been cash flows from operating activities, the sale of certain assets and investments and, as needed, borrowings under its credit facility.

The company's credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on earnings before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

In addition, the credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At quarter-end 1998, borrowings under the credit facility totaled $237 million in term loans and $35 million of revolver borrowings, and $88 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At quarter-end 1998, the company would have been allowed to borrow an additional $477 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $53 million of additional fixed charges could have been incurred.

The composite interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 10.4% for quarter-end 1998, versus 9.2% for the same period in 1997. Including the effect of interest rate hedges, the composite interest rate of debt was 10.7% and 9.8% at the end of the first quarter of 1998 and the same period in 1997, respectively.

At quarter-end 1998, the company employed interest rate swaps covering a total of $250 million of floating rate indebtedness with three counterparty banks possessing investment grade credit ratings. The swaps have an average fixed interest rate of 7.22% and an average remaining term of 2.1 years. Net interest payments made or received under interest rate swaps are included in interest expense. See "-Results of Operations-Interest Expense" above and Note 6 in the notes to the consolidated condensed financial statements.

Dividend payments in the first quarter of 1998 were $.02 per share. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $61 million at quarter-end 1998 based on a formula tied to net earnings and equity issuances.

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

Forward-Looking Information

This report contains forward-looking statements of expected future developments. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in the report refer to, among other matters, the company's expectations regarding the adequacy of capital and liquidity. These forward-looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are the continuation of competitive pressures on pricing, the implementation of the company's reengineering programs, the company's inability to achieve cost savings due to unexpected developments, changed plans regarding capital expenditures, adverse developments with respect to litigation and other contingency matters, together with world and national economic conditions and the impact of such conditions on consumer spending.



                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997:

(1) Randall's. In July 1997, Randall's Food Markets, Inc. ("Randall's"), initiated arbitration proceedings against Fleming. Randall's has been a Fleming customer for over 30 years. In 1997, Randall's purchased approximately $450 million of products from Fleming under an eight-year supply contract entered into in 1993 in connection with Fleming's purchase of certain distribution assets from Randall's. Prior to initiating the arbitration proceeding, Randall's unsuccessfully sought to terminate its supply contract.

Randall's alleged that Fleming conspired with a group of manufacturers and vendors to defraud Randall's by inflating prices and that Fleming impermissibly modified the pricing mechanism of its supply contract. Randall's claims it was overcharged by approximately $54 million during a 4 1/2 year period. Randall's initially alleged breach of contract, fraud and RICO violations, and sought actual, punitive and treble damages, termination of its supply contract, attorneys' fees and costs. The contract on which Randall's bases its claim prohibits either party from recovering any amount other than actual damages; recovery of consequential damages, punitive damages and all similar forms of damages are expressly prohibited.

In April 1998, the evidentiary phase of the arbitration was concluded during which Randall's withdrew its RICO claims (thereby eliminating any basis for treble damages) and offered no evidence to support its earlier allegations of fraud (the basis on which punitive damages may be sought).

The company believes it has complied with its obligations to Randall's in good faith. While management is unable to predict the potential range of monetary exposure to Randall's, if any, the effect of an unfavorable outcome in the arbitration or the premature loss of Randall's business could have a material adverse effect on the company.

(2) Class Action Suits. In 1996 certain stockholders and one noteholder filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In April 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al.; the noteholder case was also consolidated, but only for pre-trial purposes. During the first quarter of 1998, the noteholder case was dismissed, without prejudice, for failure to state a cause of action. The plaintiff has asked the court to reconsider the matter.

(3) Tobacco Cases. In August 1996, Richard E. Ieyoub, the Attorney General of the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against The American Tobacco Company and numerous defendants including the company. Since then 20 actions have been filed by individual plaintiffs (Joseph Aezen, Najiyya El-Haddi, Victoria Lynn Katz, Robert R. Applebaum, Carla Boyce, Robert J. Ruiz, Rosalind K. Orr, Florence Ferguson, Ella Daly, Janet Anes, Kym Glasser, Welton Lee Upshur, Donald G. Teti, George Thompson, Ronald Folkman, Sandy and Howard Greenfield, Francis Ryziw, Patricia Oliver, Charles Simmons Sr. and Patricia Simmons, and Joseph Pennetti) against major tobacco companies (R.J. Reynolds Tobacco Company, Phillip Morris Companies, Lorillard Tobacco Company and The American Tobacco Company) and others including the company (or one of its predecessors) in the Court of Common Pleas, Philadelphia County, Pennsylvania; two individuals (Doyle Smith and Gloria Schultz) commenced separate actions in the Court of Common Pleas, Dauphin County, Pennsylvania against Phillip Morris Companies and others including the company; one individual (Olanda Carter) commenced an action against R.J. Reynolds Tobacco Company and a predecessor of the company in the Circuit Court for Shelby County, Tennessee; and one case (Carrie Badon, et ux) was filed against RJR Nabisco, Inc. and others including the Company in the Cameron Parish, Louisiana. Each of these cases alleges substantial monetary liability for Fleming's participation in the distribution of tobacco products. The company is being indemnified and defended by substantial third party co-defendants with respect to these cases. The indemnifications are unconditional and unlimited.

(4) Don's United Super. On March 18, 1998 the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.) who operate 24 retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Previously, two additional cases were filed in the same court (R&D Foods, Inc. et al. v. Fleming, et al. and Robandee United Super, Inc. et al. v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. These two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. Causes of action in these two cases relating to supply contracts containing arbitration clauses have been sent to arbitration and all remaining causes of action have been stayed pending the arbitration.

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, the time period during which the alleged overcharges took place exceeds, with respect to some plaintiffs, 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages. The company intends to vigorously defend its interests. Management is currently unable to predict the ultimate outcome of this litigation. However, based upon the plaintiffs' allegations, an unfavorable outcome in this litigation could have a material adverse effect on the company.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on May 14, 1998. Matters voted on were as follows:

Election of directors - Robert E. Stauth and Archie Dykes were each elected members of the Board of Directors for terms expiring in 2001. Directors whose terms of office continued are Jack W. Baker, Edward C. Joullian III, Alice M. Peterson, Carol B. Hallett, Guy A. Osborn, and David Rismiller.

Election of independent auditors - Shareholders ratified Deloitte & Touche LLP as independent auditors for 1998.

Shareholder proposal relating to the declassification of the Board of Directors
- Shareholders approved the proposal recommending that the company elect directors annually and not by classes.

The number of votes cast for the above matters is as follows (votes in thousands):

                                        For             Withheld
Election of Directors
  Robert E. Stauth                      31,822          3,220
  Archie Dykes                          31,876          3,166

                                        For             Against       Abstain

Independent auditors                    34,786            186              70

Shareholder proposal                    21,962          7,595             520

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

                                        FLEMING COMPANIES, INC.
                                             (Registrant)

Date: May 18, 1998                      KEVIN J. TWOMEY
                                        Kevin J. Twomey
                                        Vice President-Controller
                                        (Principal Accounting Officer)

                           EXHIBIT INDEX
Exhibit No.   Description                 Method of Filing
-----------   -----------                 ----------------
12            Computation of Ratio of     Filed herewith electronically
                Earnings to Fixed Charges

27            Financial Data Schedule     Filed herewith electronically