Form 10-Q
period 1998-07-11
FLEMING COMPANIES INC /OK/
filed 1998-08-18
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 1998

                                         OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No ____

The number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998 is as follows:

                  Class                           Shares Outstanding
     Common stock, $2.50 par value                    38,409,000

                                        INDEX

                                                                 Page
                                                                Number
Part I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

             Consolidated Condensed Statements of Earnings -
               12 Weeks Ended July 11, 1998,
               and July 12, 1997

             Consolidated Condensed Statements of Earnings -
               28 Weeks Ended July 11, 1998,
               and July 12, 1997

             Consolidated Condensed Balance Sheets -
               July 11, 1998, and December 27, 1997

             Consolidated Condensed Statements of Cash Flows -
               28 Weeks Ended July 11, 1998,
               and July 12, 1997

             Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Earnings
For the 12 weeks ended July 11, 1998, and July 12, 1997
(In thousands, except per share amounts)
                                            1998          1997
                                            ----          ----
Net sales                                $3,505,943    $3,550,654

Costs and expenses:
  Cost of sales                           3,158,295     3,219,989
  Selling and administrative                290,941       274,878
  Interest expense                           35,861        36,223
  Interest income                            (8,308)      (10,940)
  Equity investment results                   3,248         3,239
  Litigation charge                           2,216             -
                                         ----------    ----------
    Total costs and expenses              3,482,253     3,523,389
                                         ----------    ----------
Earnings before taxes                        23,690        27,265
Taxes on income                              10,051        14,450
                                         ----------    ----------
Net earnings                             $   13,639    $   12,815
                                         ==========    ==========

Basic and diluted net earnings per share       $.36          $.34
Dividends paid per share                       $.02          $.02
Weighted average shares outstanding:
     Basic                                   37,859        37,804
     Diluted                                 38,027        37,829
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Earnings
For the 28 weeks ended July 11, 1998, and July 12, 1997
(In thousands, except per share amounts)
                                            1998            1997
                                            ----            ----
Net sales                                $8,073,069     $8,302,685

Costs and expenses:
  Cost of sales                           7,276,177      7,539,338
  Selling and administrative                662,370        638,594
  Interest expense                           87,063         85,045
  Interest income                           (19,613)       (25,294)
  Equity investment results                   6,837          7,317
  Litigation charge                           5,170         19,218
                                         ----------     ----------
    Total costs and expenses              8,018,004      8,264,218
                                         ----------     ----------
Earnings before taxes                        55,065         38,467
Taxes on income                              26,156         20,388
                                         ----------     ----------
Net earnings                             $   28,909     $   18,079
                                         ==========     ==========

Basic and diluted net earnings per share       $.76           $.48
Dividends paid per share                       $.04           $.04
Weighted average shares outstanding:
     Basic                                   37,828         37,802
     Diluted                                 37,996         37,818
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)
                                           July 11,       December 27,
Assets                                       1998             1997
                                             ----             ----
Current assets:
  Cash and cash equivalents             $   21,974        $   30,316
  Receivables                              416,607           334,278
  Inventories                              984,644         1,018,666
  Other current assets                      95,383           111,730
                                        ----------        ----------
    Total current assets                 1,518,608         1,494,990
Investments and notes receivable           136,751           150,221
Investment in direct financing leases      197,101           201,588

Property and equipment                   1,627,055         1,598,786
  Less accumulated depreciation
   and amortization                       (697,146)         (648,943)
                                        ----------        ----------
Net property and equipment                 929,909           949,843
Other assets                               193,209           164,295
Goodwill                                   945,679           963,034
                                        ----------        ----------
Total assets                            $3,921,257        $3,923,971
                                        ==========        ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                      $  860,185        $  831,339
  Current maturities of long-term debt      41,418            47,608
  Current obligations under capital leases  22,183            21,196
  Other current liabilities                240,521           254,454
                                        ----------        ----------
    Total current liabilities            1,164,307         1,154,597
Long-term debt                           1,092,473         1,127,311
Long-term obligations under
 capital leases                            366,965           367,068
Deferred income taxes                       65,646            61,425
Other liabilities                          103,384           123,898

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share   96,313            95,660
  Capital in excess of par value           509,063           504,451
  Reinvested earnings                      564,168           536,792
  Accumulated other comprehensive income:
    Cumulative currency translation
     adjustment                                  -            (4,922)
    Additional minimum pension liability   (37,715)          (37,715)
                                        ----------        ----------
      Accumulated other comprehensive
       income                              (37,715)          (42,637)
    Less ESOP note                          (3,347)           (4,594)
                                        ----------        ----------
Total shareholders' equity               1,128,482         1,089,672
                                        ----------        ----------
Total liabilities and shareholders'
 equity                                 $3,921,257        $3,923,971
                                        ==========        ==========

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 11, 1998, and July 12, 1997
(In thousands)
                                            1998            1997
                                            ----            ----
Cash flows from operating activities:
  Net earnings                           $ 28,909        $ 18,079
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation and amortization          98,226          98,625
    Credit losses                           7,914          11,235
    Deferred income taxes                  11,331          (8,101)
    Equity investment results               6,837           7,317
    Consolidation and restructuring
     reserve activity                      (4,623)         (2,144)
    Change in assets and liabilities,
     excluding effect of acquisitions:
      Receivables                         (92,934)          5,300
      Inventories                          34,022         120,583
      Accounts payable                     28,846        (192,448)
      Other assets and liabilities        (18,860)           (925)
    Other adjustments, net                 (4,310)         (2,220)
                                         --------        --------
      Net cash provided by operating
       activities                          95,358          55,301
                                         --------        --------

Cash flows from investing activities:
  Collections on notes receivable          25,845          32,536
  Notes receivable funded                 (15,280)        (24,859)
  Purchase of property and equipment      (84,474)        (49,405)
  Proceeds from sale of
   property and equipment                  14,055           8,665
  Investments in customers                 (1,009)         (1,405)
  Proceeds from sale of investment          3,483           2,196
  Businesses acquired                           -          (9,572)
  Other investing activities                4,430           6,189
                                         --------        --------
    Net cash used in investing
     activities                           (52,950)        (35,655)
                                         --------        --------

Cash flows from financing activities:
  Proceeds from long-term borrowings       35,000         110,000
  Principal payments on long-term debt    (76,028)       (177,493)
  Principal payments on capital
   lease obligations                      (11,929)        (10,697)
  Sale of common stock under incentive
   stock and stock ownership plans          4,196             301
  Dividends paid                           (1,541)         (1,505)
  Other financing activities                 (448)            (31)
                                         --------        --------
    Net cash used in
     financing activities                 (50,750)        (79,425)
                                         --------        --------
Net decrease in cash
 and cash equivalents                      (8,342)        (59,779)
Cash and cash equivalents,
 beginning of period                       30,316          63,667
                                         --------        --------

Cash and cash equivalents,
 end of period                           $ 21,974        $  3,888
                                         ========        ========

Supplemental information:
  Cash paid for interest                  $97,633         $82,145
  Cash paid for taxes                     $11,021         $24,817
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.


Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of July 11, 1998, and the consolidated condensed statements of earnings and cash flows for the 12-week and 28-week periods ended July 11, 1998, and for the 12-week and 28-week periods ended July 12, 1997, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 11, 1998, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings per share are computed based on net earnings divided by weighted average shares as appropriate for each calculation.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $40 million at July 11, 1998, and $36 million at December 27, 1997.

4. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                         For the 12 weeks ended
                                           July 11,  July 12,
      ($ in millions)                         1998    1997
                                           -------   -------
Sales:
  Food distribution                        $3,139    $3,180
  Intersegment elimination                   (451)     (419)
                                           ------    ------
  Net food distribution                     2,688     2,761
  Retail food                                 818       790
                                           ------    ------
Total sales                                $3,506    $3,551
                                           ======    ======

Operating earnings:
  Food distribution                           $62       $65
  Retail food                                  21        22
  Corporate expense                           (26)      (31)
                                           ------    ------
Total operating earnings                       57        56
Interest expense                              (36)      (36)
Interest income                                 8        10
Equity investment results                      (3)       (3)
Litigation charge                              (2)        -
                                           ------    ------
Earnings before taxes                         $24       $27
                                           ======    ======

                                         For the 28 weeks ended
                                           July 11,  July 12,
      ($ in millions)                         1998    1997
                                           -------   -------
Sales:
  Food distribution                         $7,235    $7,465
  Intersegment elimination                  (1,061)   (1,016)
                                            ------    ------
  Net food distribution                      6,174     6,449
  Retail food                                1,899     1,854
                                            ------    ------
Total sales                                 $8,073    $8,303
                                            ======    ======

Operating earnings:
  Food distribution                           $154      $151
  Retail food                                   40        49
  Corporate expense                            (59)      (75)
                                            ------    ------
Total operating earnings                       135       125
Interest expense                               (87)      (85)
Interest income                                 19        24
Equity investment results                       (7)       (7)
Litigation charge                               (5)      (19)
                                            ------    ------

Earnings before taxes                         $ 55      $ 38
                                            ======    ======

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost. Operating earnings for 1997 have been restated due to adopting SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

5. The company's comprehensive income totaled $13.6 million and $12.8 million for the 12 weeks ended July 11, 1998 and July 12, 1997, respectively. Comprehensive income totaled $33.8 million and $18.1 million for the 28 weeks ended July 11, 1998 and July 12, 1997, respectively. Other comprehensive income is comprised of foreign currency translation and minimum pension liability adjustments.

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

David's.
The company was sued by David's Supermarkets, Inc. ("David's") in 1993 for allegedly overcharging for products during a three-year period. In April 1996, judgment of $211 million was entered against the company and the company recorded a $7.1 million liability. During the second quarter of 1996, the judgment was vacated, a new trial was granted and the accrual was reduced to $650,000. Although the company denied the allegations, in order to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all plaintiff's claims against the company. This settlement resulted in a charge to first quarter 1997 earnings of $19.2 million ($9 million after-tax or $.24 per share).

Furr's.
Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately
$500 million of products from the company in 1997 under a supply contract originally set to expire in 2001, filed suit against the company in February 1997 claiming it was overcharged for products. Fleming denied Furr's allegations.

In October 1997, Fleming and Furr's reached an agreement dismissing all litigation between the parties. Furr's has agreed to purchase Fleming's El Paso product supply center, together with related inventory and equipment. The sale is currently scheduled to close in mid-October 1998. Under the terms of the settlement agreement, Fleming is paying Furr's $800,000 per month as a refund of fees and charges. The payments will cease upon the closing of the sale.

During the first quarter of 1998, Fleming recorded a charge of $4 million ($2 million after-tax or $.05 per share) relating to this matter. Fleming does not expect to incur any additional impairment resulting from Furr's.

Randall's.
In July 1997, Randall's Food Markets, Inc. ("Randall's"), initiated arbitration proceedings against Fleming claiming it had been overcharged for products by approximately $54 million during a 4 1/2 year period. In 1997, Randall's purchased approximately $490 million of products from Fleming under an eight-year supply contract entered into in 1993.

On July 9, 1998, the arbitration panel resolved the dispute, denied Randall's claim for significant damages and terminated the supply contract between Fleming and Randall's. The company continues to supply Randall's and expects this to be the case until Randall's commences self-distribution sometime in 1999. Although there is no expected impairment adjustment, downsizing costs are expected but cannot yet be quantified.

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

The plaintiffs in the remaining case seek undetermined but significant damages and management is unable to predict the ultimate outcome of this litigation. However, if the court ruling described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company's liquidity or consolidated financial position.

In November 1997, the company won a declaratory judgment in the U.S. District Court for the Western District of Oklahoma against certain of its insurance carriers regarding directors and officers insurance policies ("D&O policies") issued to Fleming for the benefit of its officers and directors. On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by certain D&O policies written by the insurance carriers (aggregating $60 million) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

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

Plaintiffs seek actual, consequential, treble and punitive damages, attorneys' fees, court costs and other relief. In March 1997, plaintiffs supplied the company with an analysis of damages alleging actual damages, after trebling but excluding any punitive damages, of approximately $18 million. In July 1997, the trial court granted plaintiffs' motion for summary judgment with respect to their breach of contract claim against Fleming (as to liability only, not as to damages). During June 1998, on Fleming's motion to reconsider, the trial court modified its earlier ruling and found Fleming had breached the contract's implied covenant of good faith and fair dealing for failing to return the leased premises to the shopping center for re-leasing after the new store was opened.

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

Don's United Super.
On March 18, 1998 the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Plaintiffs operate 24 retail grocery stores in the St. Joseph and Kansas City metropolitan areas.

Previously, two cases had been filed in the same court (R&D Foods, Inc. et al.
v. Fleming, et al. and Robandee United Super, Inc. et al. v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. Causes of action in these cases relating to supply contracts containing arbitration clauses have been sent to arbitration and all remaining causes of action have been stayed pending the arbitration.

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, the time period during which the alleged overcharges took place exceeds 25 years with respect to some plaintiffs, and the company anticipates that the plaintiffs will allege substantial monetary damages. The company intends to vigorously defend its interests. Management is currently unable to predict the ultimate outcome of this litigation. However, based upon the plaintiffs' allegations, an unfavorable outcome in this litigation could have a material adverse effect on the company.

Other.
The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be substantially completed by the first quarter of 1999. Program costs to comply with year 2000 requirements are being expensed as incurred. Failure to ensure that the company's computer systems are year 2000 compliant could have a material adverse effect on the company's operations. The company is also assessing the status of its vendors' and customers' year 2000 readiness through meetings, discussions, notices and questionaires. Vendor and customer responses and feedback are not conclusive. Failure of the company's suppliers or its customers to become year 2000 compliant might also have a material adverse impact on the company's operations.

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

                                    July 11,        July 12,
(In millions)                         1998            1997
------------------------------------------------------------
Current assets                        $29             $20
Noncurrent assets                     $70             $55
Current liabilities                   $15             $13
Noncurrent liabilities                 $7              $6

                                         28 weeks ended
                                    July 11,        July 12,
(In millions)                         1998            1997
------------------------------------------------------------
Net sales                             $191            $179
Costs and expenses                    $195            $181
Net earnings (loss)                    $(3)              -

8. The accompanying earnings statements include the following:

                                  12 weeks
                              ---------------
(In thousands)                1998       1997
------------------------------------------------
Depreciation and
  amortization (includes
  amortized costs in
  interest expense)           $41,847    $42,053
Amortized costs in
  interest expense             $1,136     $2,452

                                  28 weeks
                              ---------------
(In thousands)                1998       1997
------------------------------------------------
Depreciation and
  amortization (includes
  amortized costs in
  interest expense)           $98,226    $98,625
Amortized costs in
  interest expense             $2,975     $5,497

9. On July 18, 1998, Robert E. Stauth retired from the positions of Chairman and Chief Executive Officer and resigned from the Board of Directors. The company estimates that approximately $2.5 million pre-tax will be expensed during the third quarter of 1998 relating to the severance package.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Management believes that the company's ultimate success will depend on its ability to expand profitable operations while continuing to cut costs. The company has revised its marketing plans and is taking other steps to reverse sales declines. These initiatives include increased marketing emphasis and expanded offerings of Fleming Retail Services, streamlining and expanding Fleming Brands, developing and marketing additional foodservice products and growing retail food operations through remodels, new store development and selective acquisitions. While the company believes considerable progress has been made to date, no assurance can be given that the company will be successful in continuing to cut costs, in reversing sales declines or in increasing higher margin activities.

Set forth in the following table is information for the 12-weeks ended July 11, 1998 and July 12, 1997 and the 28-weeks ended July 11, 1998 and July 12, 1997 regarding components of the company's earnings expressed as a percentage of net sales.

                                                     July 11,     July 12,
For the 12-weeks ended                                 1998         1997
-----------------------------------------------------------------------------
Net sales                                            100.00%      100.00%

Gross margin                                           9.92         9.31
Less:
Selling and administrative                             8.30         7.74
Interest expense                                       1.02         1.02
Interest income                                        (.23)        (.31)
Equity investment results                               .09          .09
Litigation charge                                       .06            -
                                                     ------       ------
Total expenses                                         9.24         8.54
                                                     ------       ------

Earnings before taxes                                   .68          .77
Taxes on income                                         .29          .41
                                                     ------       ------
Net earnings                                            .39%         .36%
                                                     ======       ======

                                                    July 11,     July 12,
For the 28-weeks ended                                1998         1997
------------------------------------------------------------------------------
Net sales                                           100.00%      100.00%

Gross margin                                          9.87         9.19
Less:
Selling and administrative                            8.21         7.69
Interest expense                                      1.08         1.02
Interest income                                       (.24)        (.30)
Equity investment results                              .08          .09
Litigation charge                                      .06          .23
                                                    ------       ------
Total expenses                                        9.19         8.73
                                                    ------       ------

Earnings before taxes                                  .68          .46
Taxes on income                                        .32          .24
                                                    ------       ------
Net earnings                                           .36%         .22%
                                                    ======       ======

Net sales.
Sales for the second quarter (12 weeks) of 1998 decreased by $45 million, or 1%, to $3.5 billion from the same period in 1997. Year to date, sales decreased by $230 million, or 3%, to $8.1 billion from the same period in 1997. Several factors, none of which are individually material, adversely affected net sales including: lower sales to continuing customers due to competitive pressures, lower sales at certain company-owned retail stores and the closing or sale of certain other company-owned retail stores, offset in part by new business added primarily in the second quarter. Although the company expects to continue to add new business, the loss of sales for the near term from Furr's and Randall's going to self-distribution will result in sales comparisons to prior periods being negative for some time.

Retail sales generated by the same stores for the second quarter and year-to-date periods in 1998 compared to the same periods in 1997 decreased 3.9% and 4.4%, respectively. The decrease was attributable, in part, to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date was 1.9% compared to 1.2% for the same period in 1997.

Gross margin.
Gross margin for the second quarter of 1998 increased by approximately $17 million, or 5%, to $348 million from $331 million for the same period in 1997, and also increased as a percentage of net sales to 9.92% from 9.31% for the same period in 1997. Year to date, gross margin increased by $34 million, or 4%, to $797 million from $763 million for the same period in 1997, and also increased as a percentage of net sales to 9.87% from 9.19% for the same period in 1997. The increase was due, in part, to an overall increase in the retail food segment, which has the better margins of the two segments, and favorable adjustments for closed stores due to better-than-expected lease buyouts and property dispositions. In addition, product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting productivity improvements.

Selling and administrative expenses.
Selling and administrative expenses for the second quarter of 1998 increased by $16 million, or 6%, to $291 million from $275 million for the same period in 1997 and increased as a percentage of net sales to 8.30% for 1998 from 7.74% in 1997. Year to date, selling and administrative expenses increased by approximately $23 million, or 4%, to $662 million from $639 million in 1997 and increased as a percentage of net sales to 8.21% for 1998 from 7.69% in 1997. The increase was principally due to increased operating expense in the retail food segment. Selling expense was higher than the previous year as the company continues to work at reversing recent sales declines. A charge for $4 million related to the expected outcome of the Furr's agreement was recorded in the first quarter of 1998. See Note 6 in the notes to the consolidated condensed financial statements. A $3.7 million facility consolidation reversal was also recorded during the first quarter.

As more fully described in the 1997 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Credit loss expense is included in selling and administrative expenses and was $5 million for the second quarter of 1998 which was unchanged from the comparable period in 1997. Year to date, credit loss expense was $8 million in 1998 compared to $11 million in 1997. Credit loss expense has consistently improved over the last few years due to tighter credit practices and reduced emphasis on credit extensions to and investments in customers. Although the company plans to continue these ongoing credit practices, it is not expected that the credit loss expense will remain at current levels.

Interest expense.
Interest expense of $36 million for the second quarter of 1998 was slightly lower than the same period in 1997. This resulted from a decrease associated with the reduction of interest accruals relating to the favorable settlement of tax assessments, offset substantially by higher average interest rates. Year-to-date interest expense of $87 million was $2 million higher than the same period in 1997 as higher average interest rates were offset in part by lower average debt balances and the reduction of interest accruals relating to the favorable settlement of tax assessments.

The company's derivative agreements have consisted of simple "floating-to-fixed rate" interest rate caps and swaps. For the second quarter of 1998, interest rate hedge agreements contributed $0.9 million of net interest expense compared to $1.7 million in the same period of 1997. Year to date, interest rate hedge agreements contributed $2.4 million of net interest expense compared to $4.4 million of net interest expense in 1997. In 1998, hedge agreements covered a lower amount of floating rate debt versus 1997.

Interest income.
Interest income for the second quarter of 1998 decreased by $3 million to $8 million from $11 million for the same period in 1997. Year to date, interest income decreased by approximately $5 million to $20 million from $25 million in 1997. The decrease is partly due to the sale of notes receivable in the fourth quarter of 1997 when the company sold $29 million of notes receivable with limited recourse and a reduced amount of notes receivable funded. The decrease is also due to a lower balance in investments in direct financing leases.
These items reduced the amount available to produce interest income.

Equity investment results.
The company's portion of operating losses from equity investments for the second quarter of 1998 remained virtually unchanged at $3 million compared to the same period in 1997. Year to date, operating losses from equity investments was also unchanged at $7 million compared to the same period in 1997.

Litigation charge.
In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement. The payments will cease upon the closing of the sale on or around October 19, 1998. In 1998, the $2 million charge in the second quarter and the $5 million charge year-to-date represent this payment. In the first quarter of 1997, the company expensed $19.2 million in settlement of the David's litigation. See Note 6 in the notes to the consolidated condensed financial statements.

Taxes on income.
The effective tax rate for 1998 is presently estimated at 47.5% which was used to calculate the 1998 year-to-date income tax amount. The tax rate used for the second quarter of 1998 was 42.4% to adjust for the first quarter 1998 rate used of 51.3%. The tax rate used for the second quarter and year to date in 1997 was 53.0%. The lower rates in 1998 were primarily due to the favorable settlement of a tax assessment in the second quarter and anticipated higher earnings in 1998 with basically no change in nondeductible dollar amounts.

Litigation and contingencies.
From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company. Also see "Legal Proceedings."

Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis including both information technology (IT) and non-IT systems (e.g., microcontrollers). Fleming's plan includes extensive systems testing and is expected to be substantially completed by the first quarter of 1999. As of the date of this report, the Company's testing and remediation efforts were on schedule. Based on progress to date, there is no need for a contingency plan and such a plan has not been developed. Failure to ensure that the company's computer systems are year
2000 compliant could have a material adverse effect on the company's operations.

The company is also assessing the status of its vendors' and customers' year 2000 readiness through meetings, discussions, and questionnaires. Although responses have not been conclusive, they have been encouraging. Based partially upon these efforts, and the number and diversity of the company's vendors and customers, no contingency plans will be developed regarding the purchase of products from vendors or the sale and delivery of products to customers. Management believes the company's greatest exposure lies in potential transaction disruptions at the consumer level. While the company offers various services and technological products to assist retailers in complying with year 2000 issues, no contingency plans are being developed to deal with lost sales due to problems arising from retailer and consumer interactions. Failure of the company's suppliers or its customers to become year 2000 compliant could have a material adverse impact on the company's operations, sales and earnings.

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

Other.
Several factors negatively affecting earnings in the first 28-weeks of 1998 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores, continuing commitments under the Furr's settlement agreement and legal fees and expenses related to litigation.

The company is in the process of strategic planning and has engaged a consulting firm to assist it in identifying the best strategies for the future. The strategic planning process is expected to be complete late this year or early next year. The final plan upon implementation could alter the future cash flows of certain business units such that long-lived asset impairment or dispositions are possible. Management is unable to predict the ultimate outcome of the planning process or any related impairments or dispositions, although such impairments or dispositions could be material.

Segment information.
Sales and operating earnings for the company's food distribution and retail food segments are presented below.

                                          For the 12 weeks ended
                                            July 11,  July 12,
($ in millions)                               1998      1997
-----------------------------------------------------------------------------
Sales:
  Food distribution                         $2,688    $2,761
  Retail food                                  818       790
                                            ------    ------
Total sales                                 $3,506    $3,551
                                            ======    ======
Operating earnings:
  Food distribution                            $62       $65
  Retail food                                   21        22
  Corporate expense                            (26)      (31)
                                            ------    ------
Total operating earnings                       $57       $56
                                            ======    ======

                                         For the 28 weeks ended
                                            July 11,  July 12,
      ($ in millions)                         1998      1997
------------------------------------------------------------------------------
Sales:
  Food distribution                         $6,174    $6,449
  Retail food                                1,899     1,854
                                            ------    ------
Total sales                                 $8,073    $8,303
                                            ======    ======
Operating earnings:
  Food distribution                           $154      $151
  Retail food                                   40        49
  Corporate expense                            (59)      (75)
                                            ------    ------
Total operating earnings                      $135      $125
                                            ======    ======

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


Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital structure at the end of the second quarter of 1998 and at the end of fiscal 1997:

Capital Structure (In millions)    July 11, 1998     December 27, 1997
-----------------------------------------------------------------------------
Long-term debt                     $1,134   42.8%    $1,175   44.3%
Capital lease obligations             389   14.7        388   14.6
                                   ------   ----     ------   ----
Total debt                          1,523   57.5      1,563   58.9
Shareholders' equity                1,128   42.5      1,090   41.1
                                   ------   ----     ------   ----
Total capital                      $2,651  100.0%    $2,653  100.0%
                                   ======  =====     ======  =====

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

Long-term debt was $41 million lower at the end of the second quarter of 1998 compared to year-end 1997 primarily because net cash provided from operations plus cash proceeds from the sale of assets and investments exceeded net cash required for investing activities and scheduled payments on funded debt and capital leases. Capital lease obligations increased $1 million in 1998 because leases added for new retail stores exceeded repayments.

The debt-to-capital ratio at quarter-end 1998 was 57.5%, down from 58.9% at year-end 1997. The company's long-term target ratio is between 50% and 55%.

Operating activities generated $95 million of net cash flows for the first half of 1998 compared to $55 million in the same period of 1997. The difference was principally due to changes in working capital, higher deferred taxes and higher net earnings. Working capital was $354 million at the end of the second quarter of 1998, an increase from $340 million at year-end 1997. The current ratio increased to 1.30 to 1, from 1.29 to 1 at year-end 1997.

Capital expenditures were $84 million for the first half of 1998 compared to $49 million for the same period in 1997. Total capital expenditures for 1998 (excluding acquisitions, if any) are expected to be approximately $200 million to $230 million. The company intends to increase its retail operations by increasing investments in new and remodeled stores in the company's existing retail chains and by making selective acquisitions of supermarket chains or groups as opportunities arise.

The company's principal sources of liquidity in the first half of 1998 have been cash flows from operating activities, the sale of certain assets and investments and, as needed, borrowings under its credit facility. The company's principal sources of capital, excluding shareholders' equity, are banks and other lenders and lessors.

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

At the end of the second quarter 1998, borrowings under the credit facility totaled $230 million in term loans and $23 million of revolver borrowings, and $88 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At the end of the second quarter 1998, the company would have been allowed to borrow an additional $489 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $51 million of additional fixed charges could have been incurred.

The average interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 10.3% for the second quarter of 1998, versus 9.5% for the same period in 1997. Including the effect of interest rate hedges, the average interest rate of debt was 10.6% and 10.0% for the second quarter of 1998 and the same period in 1997, respectively.

At the end of the second quarter of 1998, the company employed interest rate swaps covering a total of $250 million of floating rate indebtedness with three counterparty banks possessing investment grade credit ratings. The swaps have an average fixed interest rate of 7.22% and an average remaining term of
1.9 years. Net interest payments made or received under interest rate swaps are included in interest expense. See "-Results of Operations-Interest Expense" above and Note 6 in the notes to the consolidated condensed financial statements.

Dividend payments in the second quarter of 1998 were $.02 per share. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $74 million at the end of the second quarter of 1998 based on a formula tied to net earnings and equity issuances.

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


Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody assumptions which may prove to have been inaccurate including: the company's ability to reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business which it believes will be more profitable than its food distribution business; and the company's expectations regarding the adequacy of capital and liquidity. These forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including: adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to litigation and other contingent losses; failure of the company to achieve necessary cost savings; failure to develop and implement year-2000 system solutions; negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments; and the finalization and implementation of the company's strategic plan. These and other factors are described in the company's periodic reports available from the Securities and Exchange Commission including the company's 1997 Form 10-K and the 1998 first quarter Form 10-Q.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 18, 1998:

(1) Randall's. (See earlier discussions in the 1997 Form 10-K and the first quarter 1998 Form 10-Q). On July 9, 1998, the arbitration panel resolved the dispute, denied Randall's claim for significant damages and terminated the supply contract between Fleming and Randall's.

(2) Tobacco Cases. (See earlier discussions in the 1997 Form 10-K and in the first quarter 1998 Form 10-Q) In May 1998, two additional cases were filed:
Kathy and Michael Landry, et al. v. Louisiana Health Services and Indemnity Co., Inc. d/b/a Blue Cross Blue Shield of LA, et al. (including a former Fleming subsidiary subsequently merged into the company) (19th Judicial District Court, East Baton Rouge Parish, LA) and Mabel A. Tiscavitch and Francis Tiscavitch v. RJ Reynolds Tobacco Company, et al. (Court of Common Pleas, Philadelphia, PA). Each of these cases alleges substantial monetary liability for Fleming's participation in the distribution of tobacco products. The company is being indemnified and defended by substantial third party co-defendants with respect to the Landry case and expects to be so indemnified in the Tiscavitch case. The indemnifications are and will be unconditional and unlimited.


Item 5.  Other Information

Discretionary Voting of Proxies at Annual Meeting. The company will exercise discretionary authority to vote proxies at the company's next annual meeting of shareholders on any shareholder proposal for which the shareholder has not requested inclusion in the company's proxy statement unless the shareholder notifies the company of the proposal and the shareholder's intention to present the proposal from the floor of the meeting not later than February 7, 1999.

On July 18, 1998, Robert E. Stauth retired from the positions of Chairman and Chief Executive Officer and resigned from the Board of Directors. Edward C. Joullian III, a director, has assumed the role of interim Chairman of the Board of Directors. The Board, with the assistance of outside consultants, intends to conduct a nationwide search for a new Chief Executive Officer.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit                                                         Page Number
Number

12      Computation of Ratio of Earnings
          to Fixed Charges

27      Financial Data Schedule


(b) Reports on Form 8-K:

None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLEMING COMPANIES, INC.
                                          (Registrant)

Date: August 18, 1998                KEVIN J. TWOMEY
                                     Kevin J. Twomey
                                     Vice President-Controller
                                     (Principal Accounting Officer)

                              EXHIBIT INDEX

Exhibit
Number       Description                     Method of Filing
-------  -------------------                 ----------------
12       Computation of Ratio of Earnings    Filed herewith electronically
           to Fixed Charges

27       Financial Data Schedule             Filed herewith electronically