Form 10-Q
period 1998-10-03
FLEMING COMPANIES INC /OK/
filed 1998-11-06
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.   Yes  X  No

The number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1998 is as follows:

            Class                               Shares Outstanding
     Common stock, $2.50 par value                    38,254,000

                                 INDEX
                                                              Page
                                                              Number
Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Operations -
              12 Weeks Ended October 3, 1998,
              and October 4, 1997

            Consolidated Condensed Statements of Operations -
              40 Weeks Ended October 3, 1998,
              and October 4, 1997

            Consolidated Condensed Balance Sheets -
              October 3, 1998, and December 27, 1997

            Consolidated Condensed Statements of Cash Flows -
              40 Weeks Ended October 3, 1998,
              and October 4, 1997

            Notes to Consolidated Condensed Financial Statements

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signatures

              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 12 weeks ended October 3, 1998, and October 4, 1997
(In thousands, except per share amounts)

------------------------------------------------------------------------------
                                                 1998            1997
------------------------------------------------------------------------------
Net sales                                    $3,438,766      $3,453,261

Costs and expenses:
  Cost of sales                               3,108,887       3,131,023
  Selling and administrative                    297,019         272,826
  Interest expense                               37,348          39,084
  Interest income                                (8,559)        (11,116)
  Equity investment results                       2,669           3,710
  Litigation charge                               2,215               -
------------------------------------------------------------------------------
    Total costs and expenses                  3,439,579       3,435,527
------------------------------------------------------------------------------

Earnings (loss) before taxes                       (813)         17,734
Taxes on income                                   1,512           8,214
------------------------------------------------------------------------------

Earnings (loss) before extraordinary charge      (2,325)          9,520
Extraordinary charge from early retirement
  of debt (net of taxes)                              -          13,330
------------------------------------------------------------------------------

Net loss                                     $   (2,325)    $   (3,810)
------------------------------------------------------------------------------

Earnings (loss) per share:
  Basic and diluted before extraordinary charge   $(.06)           $.25
  Extraordinary charge                                -            $.35
  Basic and diluted net loss                      $(.06)          $(.10)
Dividends paid per share                           $.02            $.02
Weighted average shares outstanding:
  Basic                                          38,039          37,804
  Diluted                                        38,039          37,840
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Operations
For the 40 weeks ended October 3, 1998, and October 4, 1997
(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                                 1998            1997
------------------------------------------------------------------------------
Net sales                                   $11,511,835     $11,755,946

Costs and expenses:
  Cost of sales                              10,385,064      10,670,361
  Selling and administrative                    959,389         911,420
  Interest expense                              124,411         124,129
  Interest income                               (28,172)        (36,410)
  Equity investment results                       9,506          11,027
  Litigation charge                               7,385          19,218
------------------------------------------------------------------------------
    Total costs and expenses                 11,457,583      11,699,745
------------------------------------------------------------------------------

Earnings before taxes                            54,252          56,201
Taxes on income                                  27,668          28,602
------------------------------------------------------------------------------

Earnings before extraordinary charge              26,584         27,599
Extraordinary charge from early retirement
  of debt (net of taxes)                              -          13,330
------------------------------------------------------------------------------

Net earnings                                $    26,584     $    14,269
------------------------------------------------------------------------------

Earnings per share:
  Basic and diluted before extraordinary charge     $.70           $.73
  Extraordinary charge                                -            $.35
  Basic and diluted net earnings                    $.70           $.38
Dividends paid per share                            $.06           $.06
Weighted average shares outstanding:
    Basic                                         37,848         37,803
    Diluted                                       38,058         37,825
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(In thousands)

------------------------------------------------------------------------------
                                                  October 3,    December 27,
Assets                                               1998          1997
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                      $   23,539     $   30,316
  Receivables                                       421,074        334,278
  Inventories                                     1,026,934      1,018,666
  Other current assets                              113,104        111,730
------------------------------------------------------------------------------
    Total current assets                          1,584,651      1,494,990
Investments and notes receivable                    132,282        150,221
Investment in direct financing leases               186,612        201,588

Property and equipment                            1,652,084      1,598,786
  Less accumulated depreciation
    and amortization                               (723,254)      (648,943)
------------------------------------------------------------------------------
Net property and equipment                          928,830        949,843
Other assets                                        239,167        164,295
Goodwill                                            942,671        963,034
------------------------------------------------------------------------------

Total assets                                     $4,014,213     $3,923,971
------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                               $  910,847     $  831,339
  Current maturities of long-term debt               41,346         47,608
  Current obligations under capital leases           22,693         21,196
  Other current liabilities                         255,311        254,454
------------------------------------------------------------------------------
    Total current liabilities                     1,230,197      1,154,597
Long-term debt                                    1,130,440      1,127,311
Long-term obligations under
  capital leases                                    363,576        367,068
Deferred income taxes                                70,883         61,425
Other liabilities                                    92,790        123,898

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share            96,325         95,660
  Capital in excess of par value                    509,322        504,451
  Reinvested earnings                               561,099        536,792
  Accumulated other comprehensive income:
    Cumulative currency translation adjustment            -         (4,922)
    Additional minimum pension liability            (37,715)       (37,715)
------------------------------------------------------------------------------
      Accumulated other comprehensive income        (37,715)       (42,637)
  Less ESOP note                                     (2,704)        (4,594)
------------------------------------------------------------------------------
    Total shareholders' equity                    1,126,327      1,089,672
------------------------------------------------------------------------------

Total liabilities and shareholders' equity       $4,014,213     $3,923,971
------------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
For the 40 weeks ended October 3, 1998, and October 4, 1997
(In thousands)

------------------------------------------------------------------------------
                                                       1998           1997
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                     $ 26,584       $ 14,269
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                   140,735        139,738
    Credit losses                                    11,969         14,840
    Deferred income taxes                             9,507           (577)
    Equity investment results                         9,506         11,027
    Consolidation and restructuring reserve activity (4,662)        (1,987)
    Cost of early debt retirement                        -          22,227
    Change in assets and liabilities, excluding
      effect of acquisitions:
      Receivables                                  (106,791)         1,036
      Inventories                                    (6,595)        52,762
      Accounts payable                               79,508       (133,626)
      Other assets and liabilities                  (28,868)       (32,197)
    Other adjustments, net                           (3,926)        (5,480)
------------------------------------------------------------------------------
      Net cash provided by operating activities     126,967         82,032
------------------------------------------------------------------------------

Cash flows from investing activities:
  Collections on notes receivable                    34,842         47,829
  Notes receivable funded                           (21,236)       (29,725)
  Purchase of property and equipment               (146,275)       (82,348)
  Proceeds from sale of
    property and equipment                           12,708         11,859
  Investments in customers                           (1,007)        (1,963)
  Proceeds from sale of investment                    3,483          2,196
  Businesses acquired                                (6,557)        (9,572)
  Proceeds from sale of businesses                       -          13,093
  Other investing activities                          5,818          6,255
-----------------------------------------------------------------------------
    Net cash used in
      investing activities                         (118,224)       (42,376)
-----------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                 50,000        869,638
  Principal payments on long-term debt              (53,133)      (927,616)
  Principal payments on capital
    lease obligations                               (14,620)       (15,362)
  Sale of common stock under incentive
    stock and stock ownership plans                   4,997            491
  Dividends paid                                     (2,296)        (2,260)
  Other financing activities                           (468)        (1,195)
-----------------------------------------------------------------------------
    Net cash used in
      financing activities                          (15,520)       (76,304)
-----------------------------------------------------------------------------

Net decrease in cash
  and cash equivalents                               (6,777)       (36,648)
Cash and cash equivalents,
  beginning of period                                30,316         63,667
-----------------------------------------------------------------------------

Cash and cash equivalents, end of period           $ 23,539       $ 27,019
-----------------------------------------------------------------------------

Supplemental information:
  Cash paid for interest                           $115,146       $119,529
  Cash paid for taxes                               $12,026        $33,361
-----------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements.

   Notes to Consolidated Condensed Financial Statements

1. The consolidated condensed balance sheet as of October 3, 1998, and the consolidated condensed statements of operations and cash flows for the 12-week and 40-week periods ended October 3, 1998, and for the 12-week and 40-week periods ended October 4, 1997, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 3, 1998, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings or loss per share are computed based on net earnings or loss divided by weighted average shares as appropriate for each calculation.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $41 million at October 3, 1998, and $36 million at December 27, 1997.

4. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

-----------------------------------------------------------------------------
                                        For  the  12  weeks  ended
                                           Oct. 3,      Oct. 4,
      ($ in millions)                       1998         1997
------------------------------------------------------------------------------
     Sales:
       Food distribution                 $3,126            $3,129
       Intersegment elimination            (495)             (451)
------------------------------------------------------------------------------
       Net food distribution              2,631             2,678
       Retail food                          808               775
------------------------------------------------------------------------------

     Total sales                         $3,439            $3,453
------------------------------------------------------------------------------

     Operating earnings:
       Food distribution                    $50               $64
       Retail food                           11                11
       Corporate                            (29)              (26)
------------------------------------------------------------------------------
     Total operating earnings                32                49
     Interest expense                       (37)              (39)
     Interest income                          9                12
     Equity investment results               (3)               (4)
     Litigation charge                       (2)                -
------------------------------------------------------------------------------

     Earnings (loss) before taxes           $(1)              $18
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                       For  the  40  weeks  ended
                                            Oct. 3,       Oct. 4,
      ($ in millions)                         1998         1997
------------------------------------------------------------------------------
     Sales:
       Food distribution                    $10,361       $10,594
       Intersegment elimination              (1,556)       (1,467)
------------------------------------------------------------------------------
       Net food distribution                  8,805         9,127
       Retail food                            2,707         2,629
------------------------------------------------------------------------------

     Total sales                            $11,512       $11,756
------------------------------------------------------------------------------

     Operating earnings:
       Food distribution                       $204          $215
       Retail food                               51            60
       Corporate                                (88)         (101)
------------------------------------------------------------------------------
     Total operating earnings                   167           174
     Interest expense                          (124)         (124)
     Interest income                             28            36
     Equity investment results                  (10)          (11)
     Litigation charge                           (7)          (19)
------------------------------------------------------------------------------

     Earnings before taxes                     $ 54          $ 56
------------------------------------------------------------------------------

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost. Operating earnings for 1997 have been restated due to adopting SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

5. The company's comprehensive loss totaled $2.3 million and $3.8 million for the 12 weeks ended October 3, 1998 and October 4, 1997, respectively. Comprehensive income totaled $31.5 million and $14.3 million for the 40 weeks ended October 3, 1998 and October 4, 1997, respectively. Comprehensive income or loss was comprised of reported net income or loss and changes in foreign currency translation adjustments.

6. In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities (including those associated with litigation matters) when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, the company discloses material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Set forth below is information regarding certain material loss contingencies:

David's.
The company was sued by David's Supermarkets, Inc. ("David's") in 1993 for allegedly overcharging for products. In April 1996, judgment of $211 million was entered against the company; during the second quarter of 1996, the judgment was vacated and a new trial was granted. Although the company denied the allegations, in order to eliminate the uncertainty and expense of protracted litigation the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all plaintiff's claims against the company. This settlement resulted in a charge to first quarter 1997 earnings of $19.2 million ($9 million after-tax or $.24 per share).

Furr's.
Furr's Supermarkets, Inc. ("Furr's"), which purchased approximately
$500 million of products from the company in 1997 under a supply contract originally set to expire in 2001, filed suit against the company in February 1997 claiming it was overcharged for products. Fleming denied Furr's allegations.

In October 1997, Fleming and Furr's reached an agreement dismissing all litigation between the parties. Pursuant to the settlement agreement, Furr's purchased Fleming's El Paso product supply center, together with related inventory and equipment, in October 1998. Additionally as part of the settlement agreement, Fleming paid Furr's $800,000 per month as a refund of fees and charges until the sale of the product supply center closed and the supply contract was terminated.

During the third quarter of 1998, Fleming recorded a charge of $2 million ($1 million after-tax or $.03 per share) relating to this matter; year to date, Fleming recorded charges of $7 million ($4 million after tax and $.10 per share). Fleming does not expect to incur any additional impairment.

Randall's.
In July 1997, Randall's Food Markets, Inc. ("Randall's") initiated arbitration proceedings against Fleming claiming it had been overcharged for products. In 1997, Randall's purchased approximately $490 million of products from Fleming under an eight-year supply contract entered into in 1993.

In July 1998, the arbitration panel resolved the dispute, denied Randall's claim for significant damages and terminated the supply contract between Fleming and Randall's. The company continues to supply Randall's pursuant to an agreement which will permit Randall's to complete its self-distribution plan by August of 1999. Although there is no expected impairment adjustment, downsizing costs are expected but cannot yet be quantified.

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

The complaint filed in the consolidated cases asserts liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged failures and practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

The plaintiffs seek undetermined but significant damages. Management is unable to predict the ultimate outcome of this litigation. However, if the district court ruling described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company.

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

Century.
Century Shopping Center Fund I ("Century Fund I"), which managed the Howell Plaza Shopping Center, commenced an action in November 1988 in the Milwaukee County Circuit Court, State of Wisconsin against a former subsidiary of the company which had operated a supermarket at Howell Plaza. In June 1993, three former tenants of the Howell Plaza Shopping Center filed another case in the same court and in September 1993, the trustee in bankruptcy for Howell Plaza, Inc. (the predecessor to Century Fund I and its successor as the subsidiary's landlord) filed a third case. The allegations of these cases were very similar to the allegations made in the Century Fund I case and the cases were ultimately consolidated.

In November 1993, an amended complaint was filed alleging breach of contract, tortious interference with contract, tortious interference to business, defamation, attempted monopolization, conspiracy to monopolize, conspiracy to restrain trade and monopolization. Plaintiffs alleged that a company operated store was wrongfully closed at Howell Plaza and reopened at a nearby competing shopping center. In March 1997, plaintiffs supplied the company with an analysis of damages alleging actual damages, after trebling but excluding any punitive damages, of approximately $18 million. In July 1997, the trial court granted plaintiffs' motion for summary judgment with respect to their breach of contract claim against Fleming (as to liability only, not as to damages).

In October 1998, the case was settled and the court entered a judgemnt ordering Fleming's insurance company to pay the full amount of the settlement. The company does not believe the matter will have a material adverse effect on the company.

Tru Discount Foods.
Fleming brought suit on a note and an open account against its former customer, Tru Discount Foods. The case was referred to arbitration but later the court vacated its referral and restored the case to its docket. This action was appealed by Fleming. In December 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. Although Tru Discount Foods has not quantified damages, it has made demand in the amount of $8 million. In October 1998, the appellate court reversed the trial court's vacation order and directed that the matter be sent again to arbitration. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome could have a material adverse effect on the company.

Don's United Super (and related cases).
On March 18, 1998 the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Six plaintiffs who were parties to supply contracts containing arbitration clauses were subsequently permitted to withdraw from the case.

Previously, two cases had been filed in the same court (R&D Foods, Inc. et al.
v. Fleming, et al. and Robandee United Super, Inc. et al. v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. All causes of action in these cases have been stayed pending the arbitration of the causes of action relating to supply contracts containing arbitration clauses.

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

In October 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director, in the Western District of Missouri (Coddington Enterprises, Inc. et al. v. Dean Werries, et al.). The plaintiffs assert claims virtually identical to those set forth in the Don's complaint, but have not quantified damages.

The company intends to vigorously defend its interests in these related cases. Although management is currently unable to predict the ultimate outcome of this litigation, based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Storehouse Markets.
In October 1998, the company and one of its associates were named in a suit filed in the United States District for the District of Utah by three current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs' allege product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations and seek recovery of actual, punitive and treble damages and class action status. Damages have not been quantified. However, the company anticipates that the plaintiffs will seek substantial monetary damages. The company intends to vigorously defend its interests in this case but is currently unable to predict the ultimate outcome. Based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Y2K.
The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year-2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be substantially completed by mid-1999. Code for the company's largest and most compre-hensive system, FOODS, has been completely remediated and bench tested and is being reinstalled throughout the company for final testing. Although the company is developing greater levels of confidence regarding its internal systems, ultimate success must still be verified through extensive testing. Failure to ensure that the company's computer systems are year-2000 compliant could have a material adverse effect on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Total third party expenditures in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of the third quarter of 1998, these third party expenditures totaled over $5 million.

Other.
The company's facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, the company has a comprehensive program for testing, removal, replacement or repair of its underground fuel storage tanks and for site remediation where necessary. The company has established reserves that it believes will be sufficient to satisfy the anticipated costs of all known remediation requirements.

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

The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. However, the company does not believe any such action will result in a material adverse effect on the company.

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

                                        Oct. 3,          Oct. 4,
           (In millions)                 1998             1997
           -----------------------------------------------------
           Current assets               $34              $23
           Noncurrent assets            $70              $53
           Current liabilities          $12              $16
           Noncurrent liabilities       $ 7              $ 7

                                          40 weeks ended
                                      Oct. 3,          Oct. 4,
          (In millions)                1998             1997
          -----------------------------------------------------

          Net sales                    $269             $256
          Costs and expenses           $277             $256
          Net earnings (loss)          $ (4)               -

8. The accompanying operating statements include the following:

                                              12 weeks
                                              --------
          (In thousands)                1998           1997
          ------------------------------------------------------
         Depreciation and
            amortization (includes
            amortized costs in
            interest expense)      $42,509          $41,113
         Amortized costs in
            interest expense        $1,083           $1,668

                                              40 weeks
                                              --------
          (In thousands)                1998           1997
         --------------------------------------------------------
         Depreciation and
            amortization (includes
            amortized costs in
            interest expense)     $140,735         $139,738
         Amortized costs in
            interest expense        $4,058           $7,165


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

Set forth in the following table is information for the 12-weeks ended October 3, 1998 and October 4, 1997 and the 40-weeks ended October 3, 1998 and October 4, 1997 regarding components of the company's earnings expressed as a percentage of net sales.

------------------------------------------------------------------------------
                                                      October 3,   October 4,
For the 12-weeks ended                                    1998         1997
------------------------------------------------------------------------------

Net sales                                             100.00 %     100.00 %

Gross margin                                            9.59         9.33
Less:
Selling and administrative                              8.64         7.90
Interest expense                                        1.09         1.13
Interest income                                         (.25)        (.32)
Equity investment results                                .08          .11
Litigation charge                                        .06            -
-----------------------------------------------------------------------------
Total expenses                                          9.62         8.82
-----------------------------------------------------------------------------

Earnings (loss) before taxes                            (.03)         .51
Taxes on income                                          .04          .23
-----------------------------------------------------------------------------

Earnings (loss) before extraordinary charge             (.07)         .28
Extraordinary charge from early retirement
  of debt (net of taxes)                                  -           .39
-----------------------------------------------------------------------------
Net loss                                                (.07)%       (.11)%
-----------------------------------------------------------------------------

                                                      October 3,   October 4,
For the 40-weeks ended                                    1998         1997
-----------------------------------------------------------------------------

Net sales                                             100.00 %     100.00 %

Gross margin                                            9.79         9.23
Less:
Selling and administrative                              8.34         7.76
Interest expense                                        1.08         1.06
Interest income                                         (.24)        (.31)
Equity investment results                                .08          .09
Litigation charge                                        .06          .16
-----------------------------------------------------------------------------

Total expenses                                          9.32         8.76
-----------------------------------------------------------------------------

Earnings before taxes                                    .47          .47
Taxes on income                                          .24          .24
-----------------------------------------------------------------------------

Earnings before extraordinary charge                     .23          .23
Extraordinary charge from early retirement
  of debt (net of taxes)                                  -           .11
-----------------------------------------------------------------------------

Net earnings                                             .23 %        .12 %
-----------------------------------------------------------------------------

Net sales.
Sales for the third quarter (12 weeks) of 1998 decreased by $14 million, or
 .4%, to $3.4 billion from the same period in 1997. Year to date, sales decreased by $244 million, or 2.1%, to $11.5 billion from the same period in 1997. Several factors, none of which are individually material, adversely affected net sales including: lower sales to continuing customers due to competitive pressures, lower sales at certain company-owned retail stores and the closing or sale of certain other company-owned retail stores, offset in part by new business added primarily in the second quarter. Although the company expects to continue to add new business, the loss of sales for the near term from Furr's (in the fourth quarter of 1998) and Randall's (by August of 1999) move to self-distribution will result in sales comparisons to prior periods being negative for some time.

Retail sales generated by the same stores for the third quarter and year-to-date periods in 1998 compared to the same periods in 1997 decreased 2.1% and 3.9%, respectively. The decrease was attributable, in part, to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors. Although the same store comparison is a negative 2.1% in the third quarter of 1998, it is an improvement from the negative 5.2% reported in the third quarter of 1997.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date was 1.8% compared to 1.4% for the same period in 1997.

Gross margin.
Gross margin for the third quarter of 1998 increased by $8 million, or 2%, to $330 million from $322 million for the same period in 1997, and also increased as a percentage of net sales to 9.59% from 9.33% for the same period in 1997. Year to date, gross margin increased by $41 million, or 4%, to $1.13 billion from $1.09 billion for the same period in 1997, and also increased as a percentage of net sales to 9.79% from 9.23% for the same period in 1997. The increase was due, in part, to an overall increase in the retail food segment, which has the better margins of the two segments, and the unfavorable impact of gains from dispositions that occurred in 1997, but not in 1998. Year to date, gross margin also reflects favorable adjustments for closed stores due to better-than-expected lease buyouts. In addition, product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting productivity improvements.

Selling and administrative expenses.
Selling and administrative expenses for the third quarter of 1998 increased by $24 million, or 9%, to $297 million from $273 million for the same period in 1997 and increased as a percentage of net sales to 8.64% for 1998 from 7.90% in 1997. Year to date, selling and administrative expenses increased by $48 million, or 5%, to $959 million from $911 million in 1997 and increased as a percentage of net sales to 8.34% for 1998 from 7.76% in 1997. The increase was partly due to increased operating expense in the retail food segment. Selling expense was higher than the previous year as the company continues to work at reversing recent sales declines. Other non-recurring costs reflected in the third quarter of 1998 were severance expense related to executive retirements and impairment costs related to the sale of the Portland division. A charge for $4 million related to the sale of the El Paso warehouse to Furr's was recorded in the first quarter of 1998. The sale closed on October 19, 1998 and the final accounting will be reflected in the fourth quarter. A $3.7 million facility consolidation reversal was also recorded during the first quarter.

As more fully described in the 1997 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Credit loss expense is included in selling and administrative expenses and was $4 million for the third quarter of 1998 which was unchanged from the comparable period in 1997. Year to date, credit loss expense was $12 million in 1998 compared to $15 million in 1997. Credit loss expense has consistently improved over the last few years due to tighter credit practices and reduced emphasis on credit extensions to and investments in customers. Although the company plans to continue these ongoing credit practices, it is not expected that the credit loss expense will remain at current low levels.

Interest expense.
Interest expense was $37 million for the third quarter of 1998 compared to $39 million in the same period in 1997. Year-to-date interest expense of $124 million was unchanged from the same period in 1997. Interest expense was lower for the quarter due to lower average interest rates. Year-to-date interest expense included a reduction of interest accruals relating to the favorable settlement of tax assessments. Without this reduction, interest expense would have been $2 million higher due primarily to higher average balances.

The company's derivative agreements have consisted of simple "floating-to-fixed rate" interest rate caps and swaps. For the third quarter of 1998, interest rate hedge agreements contributed $0.8 million of net interest expense compared to $1.4 million in the same period of 1997. Year to date, interest rate hedge agreements contributed $3.2 million of net interest expense compared to $5.9 million of net interest expense in 1997. In 1998, hedge agreements covered a lower amount of floating rate debt versus 1997.

Interest income.
Interest income for the third quarter of 1998 decreased by approximately $2 million to $9 million from $11 million for the same period in 1997. Year to date, interest income decreased by $8 million to $28 million from $36 million in 1997. The decrease is partly due to the sale of notes receivable in the fourth quarter of 1997 when the company sold $29 million of notes receivable with limited recourse and a reduced amount of notes receivable funded. The decrease is also due to a lower balance of investments in direct financing leases. These items reduced the amount available to produce interest income.

Equity investment results.
The company's portion of operating losses from equity investments for the third quarter of 1998 decreased by $1 million to $3 million from $4 million in 1997. Year to date, operating losses from equity investments decreased by approximately $1 million to $10 million from $11 million in 1997. The reduction in losses is due to improved results of operations in certain of the underlying investments.

Litigation charge.
In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement. In 1998, the $2 million charge in the third quarter and the $7 million charge year-to-date represent this payment. The payments ceased upon the closing of the sale of the El Paso product supply center to Furr's on October 19, 1998. In the first quarter of 1997, the company expensed $19.2 million in settlement of the David's litigation. See Note 6 in the notes to the consolidated condensed financial statements.

Taxes on income.
The effective tax rate for 1998 is presently estimated at 51.0% which was used to calculate the 1998 year-to-date income tax amount. The effective tax rate was estimated at 47.5% at the end of the second quarter. The tax expense in the third quarter of 1998 includes additional expense to adjust for the first and second quarter's lower rate. The increase in the estimated year-to-date rates from 47.5% to 51.0% was due to lower earnings expectations in 1998 with basically no change in nondeductible dollar amounts. The year-to-date tax rate used for 1997 was 58.0%. Like the 1998 third quarter, the third quarter of 1997 included adjustments for the first two quarters of 1997 to get to the year-to-date rate of 58.0%. The tax rate was estimated at 53.0% at the end of the second quarter of 1997. The lower rates in 1998 compared to 1997 were primarily due to the favorable settlement of a tax assessment in the second quarter and anticipated higher earnings in 1998 compared to 1997 with basically no change in nondeductible dollar amounts. The presentation of the tax in 1997 is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line.

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

Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year-2000 requirements on a system-by-system basis including both information technology (IT) and non-IT systems, e.g., microcontrollers. Fleming's plan includes extensive systems testing and is expected to be substantially completed by mid-1999. Code for the company's largest and most comprehensive system, FOODS, has been completely remediated and bench tested and is being reinstalled throughout the company for final testing. Although the company believes contingency plans will not be necessary based on progress to date, contingency plans have been developed for each critical system. The content of the contingency plans varies depending on the system and the assessed probability of failure and such plans are modified periodically based on remediation and testing. The plans are comprised of activities such as reallocating internal resources, obtaining additional outside resources, implementing temporary manual processes or temporarily rolling back the internal clocks. Although the company is developing greater levels of confidence regarding its internal systems, ultimate success must still be verified through extensive testing. Failure to ensure that the company's computer systems are year-2000 compliant could have a material adverse effect on the company's operations.

The company is also assessing the status of its vendors' and customers' year-2000 readiness through meetings, discussions, notices and questionnaires. Vendor and customer responses and feedback are encouraging, but not conclusive. Failure of the company's suppliers or its customers to become year-2000 compliant might also have a material adverse impact on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Total third party expenditures in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of the third quarter of 1998, these third party expenditures totaled over $5 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

Other.
Several factors negatively affecting earnings in the first 40-weeks of 1998 are likely to continue for the near term. Management believes that these factors include lower sales, operating losses in certain company-owned retail stores and legal fees and expenses related to litigation.

The company is continuing the process of strategic planning with the assistance of an outside consulting firm to identify the best strategies for the future. The basic economics of the wholesaling operations are being looked at on a location-by-location basis. This includes examining the current market position of each product supply center and its potential to grow relative to the competitive challenges in its market. Similar overall assessments are being done to the retail operations. Additionally, the total overhead cost structure, both at corporate and in the field, are being looked at to reduce expenses and bring them more in line with sales. The strategic planning process is expected to be finalized and submitted to the Board of Directors for consideration before the end of 1998. If the Board approves the plan, future cash flows of certain business units are likely to be altered such that long-lived asset impairments or dispositions are required. Management is unable to predict the ultimate outcome of the planning process or any related impairments or dispositions, although such impairments or dispositions could be material.

Segment information.
Sales and operating earnings for the company's food distribution and retail food segments are presented below.

-----------------------------------------------------------------------------
                                         For  the  12  weeks  ended
                                          Oct. 3,          Oct. 4,
      ($ in millions)                      1998             1997
-----------------------------------------------------------------------------
     Sales:
       Food distribution                 $2,631            $2,678
       Retail food                          808               775
-----------------------------------------------------------------------------

     Total sales                         $3,439            $3,453
-----------------------------------------------------------------------------

     Operating earnings:
       Food distribution                    $50               $64
       Retail food                           11                11
       Corporate                            (29)              (26)
-----------------------------------------------------------------------------

     Total operating earnings               $32               $49
-----------------------------------------------------------------------------

                                         For  the  40  weeks  ended
                                          Oct. 3,           Oct. 4,
      ($ in millions)                      1998              1997
-----------------------------------------------------------------------------

     Sales:
       Food distribution                $ 8,805           $ 9,127
       Retail food                        2,707             2,629
-----------------------------------------------------------------------------

     Total sales                        $11,512           $11,756
-----------------------------------------------------------------------------

     Operating earnings:
       Food distribution                   $204              $215
       Retail food                           51                60
       Corporate                            (88)             (101)
-----------------------------------------------------------------------------

     Total operating earnings              $167              $174
-----------------------------------------------------------------------------

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


Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital structure at the end of the third quarter of 1998 and at the end of fiscal 1997:

-----------------------------------------------------------------------------
     Capital Structure (In millions)    October 3, 1998     December 27, 1997
-----------------------------------------------------------------------------
     Long-term debt                      $1,172    43.6%    $1,175      44.3%
     Capital lease obligations              386    14.4        388      14.6
-----------------------------------------------------------------------------

     Total debt                           1,558    58.0      1,563      58.9
     Shareholders' equity                 1,126    42.0      1,090      41.1
-----------------------------------------------------------------------------

     Total capital                       $2,684   100.0%    $2,653     100.0%
-----------------------------------------------------------------------------

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

The total of net cash provided from operations plus net collections on notes receivable plus cash proceeds from the sale of assets and investments plus a reduction in cash balances exceeded net cash required for investing activities and scheduled payments on funded debt and capital leases. As a consequence, long-term debt was $3 million lower at the end of the third quarter of 1998 compared to year-end 1997. Capital lease obligations also decreased $2 million in 1998 because repayments exceeded leases added for new retail stores.

The debt-to-capital ratio at third quarter-end 1998 was 58.0%, down from 58.9% at year-end 1997. The company's long-term target ratio is between 50% and 55%.

Operating activities generated $127 million of net cash flows for the first three quarters of 1998 compared to $82 million in the same period of 1997. The difference was principally due to changes in working capital and higher deferred taxes, offset by lower cash earnings. Working capital was $354 million at the end of the third quarter of 1998, an increase from $340 million at year-end 1997. The current ratio of 1.29 to 1 was unchanged from year-end 1997.

Capital expenditures were $146 million for the first three quarters in 1998 compared to $82 million for the same period in 1997. Total capital expenditures for 1998 (excluding acquisitions, if any) are expected to be approximately $200 million to $210 million. The company intends to increase its retail operations by increasing investments in stores through acquisition, construction and remodeling in the company's existing retail chains.

The company's principal sources of liquidity for the first three quarters of 1998 have been cash flows from operating activities, the sale of certain assets and investments and, as needed, borrowings under its credit facility. The company's principal sources of capital, excluding shareholders' equity, are banks and other lenders and lessors.

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

At the end of the third quarter 1998, borrowings under the credit facility totaled $224 million in term loans and $75 million of revolver borrowings, and $80 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At the end of the third quarter 1998, the company would have been allowed to borrow an additional $445 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $45 million of additional fixed charges could have been incurred.

The average interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 10.1% for the third quarter of 1998, versus 10.6% for the same period in 1997. Including the effect of interest rate hedges, the average interest rate of debt was 10.4% and 10.8% for the third quarter of 1998 and the same period in 1997, respectively.

At the end of the third quarter of 1998, the company employed interest rate swaps covering a total of $250 million of floating rate indebtedness with three counterparty banks possessing investment grade credit ratings. The swaps have an average fixed interest rate of 7.22% and an average remaining term of
1.6 years. Net interest payments made or received under interest rate swaps are included in interest expense. See "-Results of Operations-Interest Expense" above.

Dividend payments in the third quarter of 1998 were $.02 per share. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $70 million at the end of the third quarter of 1998 based on a formula tied to net earnings and equity issuances.

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

Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody assumptions which may prove to have been inaccurate, including the company's ability to reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business which it believes will be more profitable than its food distribution business; and the company's expectations regarding the adequacy of capital and liquidity. These forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the: finalization and implementation of the company's strategic business plan; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to litigation and other contingent losses; failure of the company to achieve necessary cost savings; failure of the company, its vendors or its customers to develop and implement year-2000 system solutions; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in the company's periodic reports available from the Securities and Exchange Commission including the company's 1997 annual report on Form 10-K and the company's 1998 quarterly reports on Form 10-Q.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998:

(1) Century. (See earlier discussions in the 1997 Form 10-K). In October 1998, the case was settled without any material effect on the company.

(2) Tobacco Cases. (See earlier discussions in the 1997 Form 10-K and in the first and second quarter 1998 Form 10-Q). Four cases have been dismissed (Joseph Aezen, Najiyya El-Haddi, Carla Boyce and Florence Ferguson) and twelve cases have been dismissed without prejudice (Ella Daly, Janet Anes, Kym Glasser, Welton Lee Upshur, Donald G. Teti, George Thompson, Ronald Folkman, Sandy and Howard Greenfield, Francis Ryziw, Charles Simmons Sr. and Patricia Simmons, Joseph Pennetti and Mable A. Tiscavitch) in the Court of Common Pleas, Philadelphia, Pennsylvania; one case has been dismissed without prejudice in the Court of Common Pleas, Dauphin County, Pennsylvania (Doyle Smith); and one case has been dismissed in East Baton Rouge Parish, Louisiana (Kathy Landry). Additionally, one new case (John H. Harley v. The American Tobacco Company) has been filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. The new case is being defended, and the company is being indemnified, by a substantial defendant.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit                                                                Page
Number    Description                                                 Number
-------   -----------                                                 ------

4.8 First Amendment (dated October 5, 1998) to Credit Agreement dated July 25, 1997

10.30*    Form of Amended and Restated Agreement for Fleming
          Companies, Inc. Executive Past Service Benefit Plan

10.31*    Form of Amended and Restated Agreement for Fleming
          Companies, Inc. Executive Deferred Compensation Plan

10.32*    Amended and Restated Supplemental Retirement Income
          Agreement between William J. Dowd and Fleming Companies, Inc. dated August 18, 1998

10.33*    Form of Amended and Restated Restricted Stock Award
          Agreement under Fleming Companies, Inc. 1996 Stock
          Incentive Plan

10.34*    Form of Amended and Restated Non-Qualified Stock Option
          Agreement under the Fleming Companies, Inc. 1996 Stock
          Incentive Plan

10.35*    Amendment No. 1 to Fleming Companies, Inc. 1990 Stock
          Incentive Plan

10.36*    First Amendment to Economic Value Added Incentive Bonus
          Plan for Fleming Companies, Inc. and Its Subsidiaries

10.37*    Amendment No. 2 to Economic Value Added Incentive Bonus
          Plan for Fleming Companies, Inc. and Its Subsidiaries

10.38*    Form of Amendment to Certain Employment Agreements

10.39*    Form of First Amendment to Restricted Stock Award
          Agreement for Fleming Companies, Inc. 1996 Stock
          Incentive Plan

10.40 Settlement and Severance Agreement by and between Fleming Companies, Inc. and Robert E. Stauth dated as of August
          28, 1998

12        Computation of Ratio of Earnings to Fixed Charges

27        Financial Data Schedule
__________

*  Management contract, compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FLEMING COMPANIES, INC.
                                       (Registrant)

Date:  November 5, 1998            KEVIN TWOMEY
                                   Kevin Twomey
                                   Vice President-Controller
                                   (Principal Accounting Officer)

                            EXHIBIT INDEX

Exhibit
No.         Description                                       Method of Filing
----------  ----------------------------------------------    ----------------

4.8         First Amendment (dated October 5, 1998) to the        Filed
            Credit Agreement dated July 25, 1997                  herewith
                                                                  electronically

10.30*      Form of Amended and Restated Agreement for            Filed
            Fleming Companies, Inc. Executive Past Service        herewith
            Benefit Plan                                          electronically

10.31*      Form of Amended and Restated Agreement for            Filed
            Fleming Companies, Inc. Executive Deferred            herewith
            Compensation Plan                                     electronically

10.32*      Amended and Restated Supplemental Retirement          Filed
            Income Agreement between William J. Dowd and          herewith
            Fleming Companies, Inc. dated August 18, 1998         electronically

10.33*      Form of Amended and Restated Restricted Stock         Filed
            Award Agreement under Fleming Companies, Inc.         herewith
            1996 Stock Incentive Plan                             electronically

10.34*      Form of Amended and Restated Non-Qualified Stock      Filed
            Option Agreement under the Fleming Companies,         herewith
            Inc. 1996 Stock Incentive Plan                        electronically

10.35*      Amendment No. 1 to Fleming Companies, Inc. 1990       Filed
            Stock Incentive Plan                                  herewith
                                                                  electronically

10.36*      First Amendment to Economic Value Added               Filed
            Incentive Bonus Plan for Fleming Companies, Inc.      herewith
            and Its Subsidiaries                                  electronically

10.37*      Amendment No. 2 to Economic Value Added               Filed
            Incentive Bonus Plan for Fleming Companies, Inc.      herewith
            and Its Subsidiaries                                  electronically

10.38*      Form of Amendment to Certain Employment Agreements    Filed
                                                                  herewith
                                                                  electronically

10.39*      Form of First Amendment to Restricted Stock           Filed
            Award Agreement for Fleming Companies, Inc. 1996      herewith
            Stock Incentive Plan

10.40       Settlement and Severance Agreement by and             Filed
            between Fleming Companies, Inc. and Robert E.         herewith
            Stauth dated as of August 28, 1998                    electronically

12          Computation of Ratio of Earnings to Fixed             Filed
            Charges                                               herewith
                                                                  electronically

27          Financial Data Schedule                               Filed
                                                                  herewith
                                                                  electronically

_________

*  Management contract, compensatory plan or arrangement.