Form 10-K405
period 1998-12-26
FLEMING COMPANIES INC /OK/
filed 1999-03-12
CIK 352949

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1998
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                                                     NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                       WHICH REGISTERED
          Common Stock, $2.50 Par Value              New York Stock Exchange
                                                     Pacific Stock Exchange
                                                     Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the common shares (based upon the closing price on March 1, 1999 of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $283 million.

As of March 2, 1999, 38,400,000 common shares were outstanding.

                     Documents Incorporated by Reference

A portion of Part III has been incorporated by reference from the registrant's proxy statement in connection with its annual meeting of shareholders to be held on May 19, 1999.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Fleming Companies, Inc. ("Fleming" or the "company") began operations in 1915 in Topeka, Kansas as a small food wholesaler. Today, Fleming's food distribution operation ("food distribution") is one of the largest food and general merchandise distributors in the United States supplying supermarkets and smaller grocery stores in 42 states. Fleming's retail food operation ("retail food") is a major food retailer in the United States, operating more than 280 supermarkets in 15 states.

Business Strategy. At the end of 1998, Fleming completed a comprehensive study of all facets of its operations and employed a new chairman and chief executive officer. The study resulted in a strategic plan to be implemented over the next two years that will fundamentally shift Fleming's business by more clearly focusing on core strategic assets in its food distribution and retail food segments. The strategic plan involves three key strategies to restore sales and earnings growth: focus resources to improve performance, build sales and revenues more aggressively in our wholesale business and company-owned retail stores, and reduce overhead and operating costs to improve profitability system-wide.

The three strategies are further defined in the following four major initiatives:

    Consolidate food distribution operations. We have announced that seven food distribution operating units will be divested. The divestiture of these seven operating units has the potential to optimize other food distribution operations and more effectively and efficiently support the company's retail customers. During 1998, the company completed the divestiture of two operating units, El Paso, TX and Portland, OR and by mid-1999, five additional operating units, Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; and Sikeston, MO will be divested. The customers at six of the seven operating units will be transferred and serviced primarily by the operating units located in Nashville, TN; Memphis, TN; Massillon, OH; Lincoln, NE; Kansas City, MO; La Crosse, WI; and Garland and Lubbock, TX. During 1998, the Portland operating unit was sold to Associated Grocers of Seattle (AG) as part of the formation of a joint venture marketing company known as AG/Fleming.

    Grow food distribution. The strategic growth in food distribution will consist of the implementation of an aggressive new business development program that will leverage the power of Fleming's consolidated food distribution operations to earn a greater share of business from existing customers and to attract new customers. The growth strategies for each targeted market are based on detailed market-by-market studies completed during 1998 and the competitive advantages anticipated from the consolidations.

    Improve retail food performance. In company-owned retail food operations, the company will concentrate on further developing the top-performing chains and groups which include Baker's(TM), Rainbow Foods(R) and Sentry(R) Foods/SuPeRSaVeR(TM). This includes the divestiture of the Hyde Park Market(TM) chain which consists of 10 stores in Florida and the Consumers Food & Drug(TM) chain which consists of 21 stores headquartered in Missouri. To strengthen the top-performing retail food operations, the company will spend additional capital for new store development and remodels.

    Reduce overhead expenses. To support improved operating efficiency, overhead expenses will be reduced. Staff functions at all levels of the organization will be examined and appropriately reset to reflect the configuration of the food distribution and retail food segments.

As part of the ongoing process of evaluating strategic options, the company will continue to review the performance of all operating units.

Fleming generated net sales of $15.1 billion, $15.4 billion and $16.5 billion for 1998, 1997 and 1996, respectively. As a result of a $668 million pre-tax charge related to the strategic plan, the net loss for fiscal 1998 was $511 million. Fleming's businesses generated net earnings of $32 million (before strategic plan charges), $25 million and $27 million for fiscal 1998, 1997 and 1996, respectively. Additionally, the company generated net cash flows from operations of $149 million, $113 million and $328 million for the same periods, respectively, before payments related to the strategic plan. The combined businesses generated $421 million, $454 million and $435 million of adjusted EBITDA for fiscal 1998, 1997 and 1996, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and one-time adjustments (e.g., strategic plan charges and specific litigation charges).

FOOD DISTRIBUTION SEGMENT

The food distribution segment sells food and non-food products to retail grocers and offers a variety of retail support services to independently-owned and company-owned retail food stores. Net sales for the food distribution segment were $11.5 billion for fiscal 1998, excluding sales to the retail food segment. Sales to the retail food segment totaled $2.1 billion during 1998.

Customers Served. During 1998 the food distribution segment served a wide variety of retail stores located in 42 states. The segment's customers range from small convenience outlets to large supercenters with the format of the retail stores being a function of size and marketing approach. The segment serves customers operating as conventional supermarkets (averaging approximately 23,000 total square feet), superstores (supermarkets of 30,000 square feet or more), supercenters (a combination of discount store and supermarket encompassing 110,000 square feet or more), warehouse stores ("no-frills" operations of various large sizes), combination stores (which have a high percentage of non-food offerings) and convenience stores (generally under 4,000 square feet and offering only a limited assortment of products).

The company also licenses or grants franchises to retailers to use certain registered trade names such as Piggly Wiggly(R), Food 4 Less(R) (a registered servicemark of Food 4 Less Supermarkets, Inc.), Sentry(R) Foods, Super 1 Foods(R), Festival Foods(R), Jubilee Foods(R), Jamboree Foods(R), MEGAMARKET(R), Shop 'N Kart(R), American Family(R), Big Star(R), Big T(R), Buy for Less(R), County Pride Markets(R), Buy Way(R), Pic-Pac(R), Shop N Bag(R), Super Save(R), Super Duper(R), Super Foods(TM), Super Thrift(R), Thriftway(R), and Value King(R).

The company is working to encourage independents and small chains to join one of the Fleming Banner Groups to receive many of the same marketing and procurement efficiencies available to larger chains. The Fleming Banner Groups are retail stores operating under the IGA(R) (IGA(R) is a registered trademark/servicemark of IGA, Inc.) or Piggly Wiggly(R) banner or under one of a number of banners representing a price impact retail format. Fleming Banner Group stores are owned by customers, many of which license their store banner from Fleming.

The company's top 10 external customers accounted for approximately 17% of total company net sales during 1998. No single customer represented more than 3.6% of total company net sales. During 1998, Randall's, the company's largest customer, announced that it would begin complete self-distribution during 1999. It is currently expected that Randall's will cease doing business with Fleming during the second or third quarter of 1999. Also during 1998, Furr's, the company's third largest customer, acquired Fleming's El Paso operating unit. Furr's is now self-distributing all products excluding general merchandise which Fleming continues to supply. During early 1999, United Supermarkets, the company's fourth largest customer, announced that it will be moving to self-distribution in the year 2000.

Pricing. The food distribution segment uses market research and cost analyses as a basis for pricing its products and services. In all operating units, Retail Services are individually and competitively priced. The company has three marketing programs: FlexMate(TM), FlexPro(TM) and FlexStar(TM).

The FlexMate(TM) marketing program has a presentation to customers of a quoted sell price. The quoted sell price is generally a selling price that includes a mark-up. The FlexMate(TM) marketing program is available as an option in all operating units for grocery, frozen and dairy products. In all operating units, a price plus mark-up method is applied for meat, produce, bakery goods, delicatessen products, tobacco supplies, general merchandise and health and beauty care products. Under FlexMate(TM) a distribution fee is added to the product price for various product categories. Under some marketing programs, freight charges are also added to offset in whole or in part Fleming's cost of delivery services provided. Any cash discounts, certain allowances, and service income earned from vendors may be retained by the food distribution segment. This has generally been referred to as the "traditional pricing" method.

Under FlexPro(TM), grocery, frozen and dairy products are listed at a price generally comparable to the net cash price paid by the food distribution segment. Dealer allowances and service income are passed through to the customer. Service charges are established using the principles of activity-based pricing modified by market research. Activity-based pricing attempts to identify Fleming's cost of providing certain services in connection with the sale of products such as transportation, storage, handling, etc. Based on these identified costs, and with a view to market responses, Fleming establishes charges for these activities designed to recover Fleming's cost and provide the company with a reasonable profit. These charges are then added to aggregate product price. A fee is also charged for administrative services provided to arrange and manage certain allowances and service income offered by vendors and earned by the food distribution segment and its customers.

FlexStar(TM) is very similar to FlexPro(TM), but generally uses a less complex presentation for distribution service charges by using customer-specific average charges. This averaging mechanism lessens the volatility of charges to the retailer but does not permit the retailer to manage his own product costs as fully as with FlexPro(TM).

Fleming Brands. Fleming Brands are store brands which include both private labels and controlled labels. Private labels are offered only in stores operating under specific banners (which may or may not be controlled by Fleming). Controlled labels are Fleming-owned brands which are offered to all food distribution customers. Fleming Brands are targeted to three market segments: premium, national quality and value. Each Fleming Brand offers consumers high quality products within each pricing tier. Fleming-controlled labels include: Living Well(TM) and Nature's Finest(R), which are premium brands; BestYet(R), SuperTru(R) and Marquee(R), which are national quality brands; and Rainbow(R), Fleming's value brand. Fleming offers two private labels, IGA(R) and Piggly Wiggly(R), which are national quality brands. Fleming shares the benefit of reduced acquisition costs of store brand products with its customers, permitting both the food distribution segment and the retailer to earn higher margins from the sale of Fleming Brands.

Retail Services. Retail Services are being separately marketed, priced and delivered. Retail Services marketing and sales personnel look for opportunities to cross-sell additional retail services as well as other food distribution segment products to their customers. The company offers consulting, administrative and information technology services to its food distribution segment customers (including retail food segment operating units) and non-customers.

Consulting Services. Retailers may call upon Fleming consultants to provide professional advice regarding most facets of retail operations. Consulting services include the following:

    Advertising. Fleming believes its advertising service group is one of the largest retail food advertising agencies in the United States, offering full service advertising production, media buying services, assistance in promotional development and execution, and marketing consultation.

    Development. This retail service uses the latest technology in market analysis, surveys and store development techniques to assist retailers in finding new locations, expanding or remodeling existing locations, as well as gaining operations productivity in existing physical plants.

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

Administrative Services. A retailer may use administrative services provided by Fleming to outsource functions being performed internally or to install new programs which are not feasible for the retailer to develop:

    Education. Fleming operates retail food education facilities for both hands-on and classroom training. Among the retail education services provided are training for all levels of store managers and employees, including selling skills, general management and perishables department training, strategic planning and computer based training.

    Financial. Fleming helps retailers track their financial performance by providing full accounting services, operating statements, payroll and accounts payable systems and tax return preparation. Additionally, it assists retailers in establishing and managing money order programs, pre-paid phone card programs and coupon redemption programs.

    Category Management. Inventory control programs are being used to more effectively manage product selection, and to provide instant retail shelf management, perpetual inventory and computer-assisted ordering capability.

    Promotion. Numerous promotional tools are offered to assist retail operators in improving store traffic, such as frequent shopper programs, kiosk use and instant savings programs; continuity programs such as games, premium catalogs, etc.; and controlled markdown programs.

Information Technology Systems. Fleming has invested heavily in creating new information technology products that offer retailers a competitive systems edge:

    Technology. These services include POS equipment purchasing and leasing programs with the three largest vendors of scanning equipment; electronic payment systems; credit/debit/EBT; direct store delivery and receiving systems; electronic shelf labels; in-store file managers; and total store technology solutions.

    VISIONET(R). The company's proprietary interactive electronic information network gives retailers access to inventory information, financial data, vendor promotions, retail support services and on-line ordering.

Facilities and Transportation. At the end of 1998 the food distribution segment operated 31 full-line food product supply centers which are responsible for the distribution of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise and specialty food operating units distribute health and beauty care items and other items of general merchandise and specialty foods. Two operating units serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. Upon the completion of the divestiture of the 5 operating units scheduled during 1999, the food distribution segment will operate 26 full-line food operating units.

The food distribution segment's food and general merchandise operating units comprise more than 19 million square feet of warehouse space. Additionally, the food distribution segment rents, on a short-term basis, approximately 4 million square feet of off-site temporary storage space. Upon the completion of the divestiture of the 5 operating units scheduled during 1999, the food distribution segment facilities in operation will comprise approximately 17 million square feet of warehouse space and will continue to rent approximately 4 million square feet of off-site temporary storage space.

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

Capital Invested in Customers. As part of its services to retailers, the company provides capital to certain customers by extending credit for inventory purchases, by becoming primarily or secondarily liable for store leases, by leasing equipment to retailers, by making secured loans and by making equity investments in customers:

    - Extension of Credit for Inventory Purchases. Customary trade credit terms are usually the day following statement date for customers on FlexPro(TM) or FlexStar(TM) and up to seven days for other marketing plan customers.

    - Store and Equipment Leases. The company leases stores for sublease to certain customers. At year-end 1998, the company was the primary lessee of more than 700 retail store locations subleased to and operated by customers. Fleming also leases a substantial amount of equipment to retailers.

    - Secured Loans and Lease Guarantees. Loans are approved by the company's business development committee following written approval standards. The company makes loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates above the prime rate, and are for terms of up to 10 years. During fiscal years 1997 and 1996, the company sold, with limited recourse, $29 million and $35 million, respectively, of notes evidencing such loans. No loans were sold in 1998. The company believes its loans to customers are illiquid and would not be investment grade if rated. From time to time, the company also guarantees the lease obligations of certain of its customers.

    - Equity Investments. The company has equity investments in strategic multi-store customers, which it refers to as Joint Ventures, and in smaller operators, referred to as Equity Stores. Certain Equity Store participants may retain the right to purchase the company's investment over a five to ten year period. Many of the customers in which the company has equity investments are highly leveraged, and the company believes its equity investments are highly illiquid.

In making credit and investment decisions, Fleming considers many factors, including estimated return on capital, risk and the benefits to be derived.

At year-end 1998, Fleming had loans outstanding to customers totaling $115 million ($27 million of which were to retailers in which the company had an equity investment) and equity investments in customers totaling $5 million. The company also has investments in customers through direct financing leases, lease guarantees, operating leases or credit extensions for inventory purchases. The present values of the company's obligations under direct financing leases and lease guarantees were $172 million and $56 million, respectively, at year-end 1998. Fleming's credit loss expense from receivables as well as from investments in customers was $23 million in 1998, $24 million in 1997 and $27 million in 1996. See "Investments and Notes Receivable" and "Lease Agreements" in the notes to the consolidated financial statements.

RETAIL FOOD SEGMENT

Retail food segment supermarkets are operated as 14 distinct local chains or groups in 15 states, under 13 banners, each with local management and localized marketing skills. The retail food segment supermarkets also share certain common administrative and support systems which are centrally monitored and administered for increased efficiencies. At year-end 1998, the retail food segment owned and operated more than 280 supermarkets with an aggregate of approximately
11.5 million square feet of retail space. The retail food segment's supermarkets are all served by food distribution segment operating units. Net sales of the retail food segment were $3.6 billion in fiscal 1998.

Formats of retail food segment supermarkets vary from price impact stores to conventional supermarkets. All retail food segment supermarkets are designed and equipped to offer a broad selection of both national brands as well as Fleming Brands at attractive prices while maintaining high levels of service. Most supermarket formats have extensive produce sections and complete meat departments, together with one or more specialty departments such as in-store bakeries, delicatessens, seafood departments or floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections.

The retail food segment's supermarkets are operated through the following local trade names:

    ABCO Foods(TM). Located in Phoenix and Tucson, ABCO(TM) operates 54 stores, of which a majority are "Desert Market" format conventional supermarkets, averaging 36,200 square feet.

    Baker's(TM). Located primarily in Omaha, Nebraska and Oklahoma City, Oklahoma, Baker's(TM) operates 22 stores which are primarily superstores in format with a value-pricing strategy. Baker's(TM) stores average 53,500 square feet.

    Boogaarts(R) Food Stores. There are 24 Boogaarts stores, 22 in Kansas and 2 in Nebraska, with an average size of 16,300 square feet. They are conventional supermarkets with a competitive-pricing strategy.

    Consumers Food & Drug(TM). Headquartered in Springfield, Missouri, Consumers operates 21 combination stores in Missouri, Arkansas and Kansas, with an average of 42,800 square feet. Consumers employs a competitive-pricing strategy. As a result of Fleming's strategic plan, Consumers will be divested.

    Hyde Park Market(TM). Located in south Florida, primarily in Miami, there are 10 Hyde Park Market(TM) stores with an average size of 20,200 square feet. The stores are operated as conventional supermarkets with a value-pricing strategy. As a result of Fleming's strategic plan, Hyde Park will be divested.

    New York Retail. The two groups consist of 21 Jubilee Foods(R) stores and 4 Market Basket(TM) stores, operating in western New York and Pennsylvania. These stores are conventional supermarkets with a competitive-pricing strategy. The Jubilee Foods(R) stores average 25,200 square feet and the Market Basket(TM) stores average 9,300 square feet in size.

    Penn Retail. This group is made up of 19 conventional supermarkets with a competitive-pricing strategy. It includes Festival Foods(R) and Jubilee Foods(R) operating primarily in Pennsylvania with several located in Maryland. The average size is approximately 36,600 square feet.

    Rainbow Foods(R). With 41 stores in Minnesota, primarily Minneapolis/St. Paul, and Wisconsin, Rainbow Foods operates in a large-combination format, with a price impact pricing strategy. "Price impact" stores seek to minimize the retail price of goods by a reduced variety of product offerings, lower levels of customer services and departments, low overhead and minimal decor and advertising. The average store size for Rainbow Foods is 58,700 square feet.

    RichMar. Fleming owns a 90% equity interest in RichMar, which operates 8 Food 4 Less(R) supermarkets in California. They are operated as price impact stores and average 51,700 square feet per store.

    Sentry(R) Foods/SuPeRSaVeR(TM). Located in Wisconsin, these two groups include 13 Sentry(R) Foods stores, which are conventional-format supermarkets with an average size of 34,500 square feet, and 23 SuPeRSaVeR(TM) stores, which are price impact stores with a lowest-in-the-area pricing strategy. SuPeRSaVeR(TM) stores average over 62,300 square feet.

    Thompson Food Basket(R). Located in Illinois and Iowa, these 13 stores average 31,400 square feet and are operated as conventional supermarkets with a competitive-pricing strategy.

    University Foods. University Foods is a group of 5 Food 4 Less(R) supermarkets in the Salt Lake City area, with an average size of 56,600 square feet. The supermarkets use a price impact pricing strategy. Fleming owned a majority interest in this group for a number of years, and in early 1997 acquired the remaining interest.

Fleming retail food segment supermarkets provide added purchasing power as they enable Fleming to commit to certain promotional efforts at the retail level. The company, through its owned supermarkets, is able to retain many of the promotional savings offered by vendors in exchange for volume increases.

Additional information regarding the company's two operating segments is contained in "Segment Information" in the notes to the consolidated financial statements which are included in Item 8 of this report.

PRODUCTS

The food distribution segment and the retail food segment supply Fleming's customers with a full line of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise, health and beauty care and other related items. During 1998 the average number of stock keeping units ("SKUs") carried in full-line food distribution operating units was approximately 14,200 including approximately 2,300 perishable products. General merchandise and specialty food operating units carried an average of approximately 19,500 SKUs. Food and food-related product sales account for over 90 percent of the company's consolidated sales. During each of the last three fiscal years, the company's product mix as a percentage of product sales was approximately 55% groceries, 40% perishables and 5% general merchandise.

SUPPLIERS

Fleming purchases its products from numerous vendors and growers. As a large customer, Fleming is able to secure favorable terms and volume discounts on many of its purchases, leading to lower unit costs. The company purchases products from a diverse group of suppliers and believes it has adequate sources of supply for substantially all of its products.

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

EMPLOYEES

At year-end 1998, the company had approximately 38,900 full-time and part-time employees, with approximately 11,600 employed by the food distribution segment, approximately 25,500 by the retail food segment and approximately 1,800 employed in corporate and other functions.

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

RISK FACTORS

All statements other than statements of historical facts included in this report including, without limitation, statements under the captions "Risk Factors," "Management's Discussion and Analysis" and "Business," regarding the company's financial position, business strategy and plans and objectives of management of the company for future operations, constitute forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Cautionary statements describing important factors that could cause actual results to differ materially from the company's expectations are disclosed hereunder and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.

Changing Environment.
The food distribution and retail food segments are undergoing accelerated change as distributors and retailers seek to lower costs and increase services in an increasingly competitive environment of relatively static overall demand. The growing trend of large self-distributing chains to consolidate to reduce costs and gain effeciencies is an example of this. Eating away from home and alternative format food stores (such as warehouse stores and supercenters) have taken market share from traditional supermarket operators, including independent grocers, many of whom are Fleming customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. The company believes that these changes have led to reduced sales, reduced margins and lower profitability among many of its customers and, consequently, at the company itself. Failure to implement the company's strategies, developed in response to these changing market conditions, could have a material adverse effect on the company.

Sales Declines.
Net sales have declined each year since 1995 and the company anticipates that net sales for 1999 will be lower than for 1998. See Item 7. Management's Discussion and Analysis. Although Fleming is taking steps to reverse sales declines and to enhance its overall profitability (see -General), no assurance can be given that the company will be successful in these efforts.

Leverage.
The company has substantial indebtedness in relation to its shareholders' equity. The degree to which the company is leveraged could have important consequences including the following: (i) the company's ability to obtain other financing in the future may be impaired; (ii) a substantial portion of the company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; and (iii) a high degree of leverage may make the company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. Fleming's ability to make scheduled payments on or refinance its indebtedness depends on its financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond the company's control.

If Fleming is unable to generate sufficient cash flow to meet its debt obligations, the company may be required to renegotiate the payment terms or refinance all or a portion of its indebtedness, to sell assets or to obtain additional financing. If Fleming could not satisfy its obligations related to such indebtedness, substantially all of the company's long-term debt could be in default and could be declared immediately due and payable. There can be no assurance that the company could repay all such indebtedness in such event.

The company's credit agreement and the indentures for certain of its outstanding indebtedness contain numerous restrictive covenants which limit the discretion of the company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the company and its subsidiaries to incur additional indebtedness, to create liens or other encumbrances, to pay dividends, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity which is not wholly owned by the company.

Competition.
The food distribution segment is in a highly competitive market. The company faces competition from local, regional and national food distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided. The company also competes with retail supermarket chains that provide their own distribution functions, purchasing directly from producers and distributing products to their supermarkets for sale to the consumer. Consolidation of distribution operations may produce even stronger competition for the food distribution segment.

In its retail food segment, Fleming competes with other food outlets on the basis of price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. Traditional mass merchandisers have gained a growing foothold in food marketing and distribution with alternative store formats, such as warehouse stores and supercenters, which depend on concentrated buying power and low-cost distribution technology. Market share of stores with alternative formats is expected to continue to grow in the future. Retail consolidations not only produce stronger competition in the retail food segment, but may also result in declining sales in the food distribution segment due to customers being acquired by self-distributing chains.

To meet the challenges of a rapidly changing and highly competitive environment, the company must maintain operational flexibility and effectively implement its strategies across many market segments. The company's failure to successfully respond to these competing pressures or to implement its strategies effectively could have a material adverse effect on the company.

Certain Litigation.
Fleming is involved in substantial litigation which exposes the company to material loss contingencies. See Item 7. Management's Discussion and Analysis-Contingencies, Item 3. Legal Proceedings and "Litigation Charges" and "Contingencies" in the notes to the consolidated financial statements.

Year-2000 Compliance.
The company relies on numerous computer software systems and micro processors which were initially designed without an ability to correctly recognize 2000 as a valid year. See Item 7. Management's Discussion and Analysis-Contingencies. Failure to ensure that the company's computer systems are year-2000 compliant could have a material adverse effect on the company's operations. Failure of the company's suppliers or its customers to become year-2000 compliant might also have a material adverse impact on the company's operations.

Potential Losses From Investments in Retailers.
The company provides subleases and extends loans to and makes investments in many of its retail customers, often in conjunction with the establishment of long-term supply contracts. Loans to customers are generally not investment grade and, along with equity investments in customers, are highly illiquid. The company also makes investments in customers through direct financing leases, lease guarantees, operating leases, credit extensions for inventory purchases and the recourse portion of notes sold evidencing such loans. See "-Capital Invested in Customers", Item 7. Management's Discussion and Analysis, and Fleming's consolidated financial statements and the notes thereto included elsewhere in this report. The company also invests in real estate to assure market access or to secure supply points. See "Lease Agreements" in the notes to the consolidated financial statements. Although the company has strict credit policies and applies cost/benefit analyses to loans to and investments in customers, there can be no assurance that credit losses from existing or future investments or commitments will not have a material adverse effect on the company's results of operations or financial condition.

ITEM 2.  PROPERTIES

The following table sets forth facilities information with respect to Fleming's Food Distribution segment.

                                                             Approximate
                                                             Square Feet             Owned or
         Location                                            ( in 000's)              Leased
         Food Distribution

         Altoona, PA (1)                                           172                 Owned
         Buffalo, NY                                               417                 Leased
         Ewa Beach, HI                                             196                 Leased
         Fresno, CA                                                326                 Owned
         Garland, TX                                             1,180                 Owned
         Geneva, AL                                                345                 Leased
         Houston, TX (3)                                           662                 Leased
         Huntingdon, PA (3)                                        253                 Owned
         Johnson City, TN (3)                                      298                 Owned
         Kansas City, KS                                           929                 Leased
         La Crosse, WI                                             907                 Owned
         Lafayette, LA                                             437                 Owned
         Laurens, IA (3)                                           368                 Owned
         Lincoln, NE                                               304                 Leased
         Lubbock, TX                                               400                 Owned
         Marshfield, WI (1)                                        157                 Owned
         Massillon, OH                                             815                 Owned
         Memphis, TN                                               765                 Owned
         Miami, FL                                                 764                 Owned
         Milwaukee, WI                                             600                 Owned
         Minneapolis, MN                                           480                 Owned
         Nashville, TN                                             734                 Leased
         North East, MD (2)                                        128                 Owned
         Oklahoma City, OK                                         410                 Leased
         Peoria, IL                                                325                 Owned
         Philadelphia, PA (2)                                      832                 Leased
         Phoenix, AZ                                               912                 Owned
         Sacramento, CA                                            719                 Owned
         Salt Lake City, UT                                        433                 Owned
         San Antonio, TX                                           514                 Leased
         Sikeston, MO (3)                                          571                 Owned
         Superior, WI                                              371                 Owned
         Warsaw, NC                                                334                 Owned/Leased
         York, PA                                                  450                 Owned

                                                                17,508

         General Merchandise Group

         Dallas, TX                                                262                 Owned/Leased
         King of Prussia, PA                                       377                 Leased
         La Crosse, WI                                             163                 Owned
         Memphis, TN                                               339                 Owned/Leased
         Sacramento, CA                                            294                 Leased
         Topeka, KS                                                179                 Leased

                                                                 1,614

         Outside Storage

         Outside storage facilities -
         typically rented on a
         short-term basis.                                       4,425

         Total for Food Distribution                            23,547

(1)      Food distribution includes two convenience store divisions.
(2)      Comprise the Philadelphia distribution operation.
(3)      Locations being divested as part of the strategic plan.

The following table sets forth general information with respect to Fleming's retail food segment. These retail stores are primarily leased.

         Retail Chain         Location         Number       Approximate Combined
          or Group            of Stores      of Stores           Square Feet
                                                                  (in 000's)
         ABCO Foods             AZ               54                  1,954
         Baker's                NE,OK            22                  1,177
         Boogaarts              KS,NE            24                    393
         Jubilee Foods          NY,PA            25                    631
         Market Basket          NY,PA             4                     37
         Consumers (4)          MO,AR,KS         21                    900
         Penn Retail            PA,MD            19                    760
         Hyde Park Market (4)   FL               10                    202
         Rainbow Foods          MN,WI            41                  2,408
         Sentry Foods           WI               13                    449
         SuPeRSaVeR             WI               23                  1,433
         Thompson Food Basket   IL,IA            13                    409
         RichMar                CA                8                    414
         University Foods       UT                5                    283
                                                ----                ------
         Total for Retail Food                  282                 11,450

(4) Chains being divested as part of the strategic plan.

Fleming's corporate offices are located in Oklahoma City, Oklahoma in leased office space totaling approximately 356,000 square feet.

Fleming owns and leases other significant assets, such as inventories, fixtures and equipment, capital leases, etc., which are reflected in the company's consolidated balance sheets which are included in Item 8 of this report.

For information regarding lease commitments and long-term debt relating to properties or other assets, see "Lease Agreements" and "Long-term Debt" in the notes to the consolidated financial statements which are included in Item 8 of this report.

ITEM 3.  LEGAL PROCEEDINGS

The following describes various pending legal proceedings to which Fleming is subject. For additional information see "Litigation Charges" and "Contingencies" in the notes to the consolidated financial statements which are included in Item 8 of this report.

(1) Class Action Suits. In 1996, the company and certain of its present and former officers and directors (Robert E. Stauth, R. Randolph Devening, Harry
L. Winn, Kevin J. Twomey and Donald N. Eyler) were named as defendants in nine purported class action suits filed by certain stockholders (Kenneth Steiner, Lawrence B. Hollin, Ronald T. Goldstein, General Telcom Money Purchase Plan & Trust, Bright Trading, Inc., City of Philadelphia, Gerald Pindus, Charles Hinton and Lawrence M. Wells, among others) and one purported class action suit filed by a noteholder (Robert

Mark), each in the U.S. District Court for the Western District of Oklahoma (Mr. Devening was not named in the noteholder case). In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. (the noteholder case was also consolidated, but only for pre-trial purposes). During 1998 the noteholder case was dismissed and during 1999 the consolidated case was also dismissed, each without prejudice. The court has given the plaintiffs the opportunity to restate their claims.

The complaint filed in the consolidated cases asserts liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations.

The plaintiffs seek undetermined but significant damages.

In 1997, the company won a declaratory judgment in the U.S. District Court for the Western District of Oklahoma against certain of its insurance carriers regarding policies issued to Fleming for the benefit of its officers and directors ("D&O policies"). On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers (aggregating $60 million in coverage) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

(2) Derivative Suits. In October 1996, certain of the company's present and former officers and directors (Robert E. Stauth, Harry L. Winn, Jr., Kevin J. Twomey, Archie R. Dykes, Carol B. Hallett, Edward C. Joullian III, John A. McMillan, Guy A. Osborn, Howard H. Leach, R.D. Harrison (subsequently dismissed), Lawrence M. Jones, R. Randolph Devening, Donald N. Eyler, E. Dean Werries and James E. Stuard), were named as defendants in a purported shareholder's derivative suit in the U.S. District Court for the Western District of Oklahoma (Cauley, et al. v. Stauth, et al.). Plaintiffs' complaint contains allegations that the defendant breached their respective fiduciary duties to the company and were variably responsible for causing the company to (i) become "involved with" Premium Sales Corporation and its illegal course of business resulting in a $20 million settlement paid by Fleming; (ii) "systematically misrepresent and overstate" the cost of company products, resulting in litigation by David's Supermarkets (which was settled by the company for $20 million), and others, and ultimately leading to the class action suits discussed above; and (iii) fail to meet its disclosure obligations under the law resulting in the class action lawsuits and increased borrowing costs, loss of customers and loss of market value.

In another purported shareholder derivative action filed in October 1996 in the U.S. District Court for the Western District of Oklahoma (Rosenberg v. Stauth, et al.), the plaintiff sued the same and additional present and former officers and directors (E. Stephen Davis, Thomas L. Zaricki, Gerald G. Austin and Glenn E. Mealman). In this case, the plaintiff alleged the defendants caused the company to (i) violate certain sale agreements with David's Supermarkets resulting in the David's litigation, (ii) fail to disclose to the investing public the risks associated with the David's litigation, (iii) violate certain sale agreements with Megafoods (a former customer) in a manner similar to that alleged by David's Supermarkets, and
(iv) defraud persons who invested in the Premium-related entities resulting in litigation.

Plaintiffs sought damages from the defendants on behalf of Fleming in excess of

$50,000, forfeiture by the defendants of their salaries and other compensation for the period in which they allegedly breached their fiduciary duties, retention of all monies held by the company as deferred compensation or otherwise on behalf of the defendants as a constructive trust for the benefit of the company, and attorney's fees and costs. On September 30, 1997, both derivative suits were dismissed, without prejudice, for failure to make demand on the company's Board of Directors prior to instigating the litigation. With the leave of the court, plaintiffs filed an amended complaint in October 1998. On November 4, 1998, a special committee of Fleming's Board of Directors filed a motion to intervene in the case and requested ninety days within which to elect to assume control of the case. The motion is currently pending.

(3) Tobacco Cases. In August 1996, Richard E. Ieyoub, Attorney General of the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against The American Tobacco Company and numerous defendants including the company. The suit sought recovery of state health-care and related expenditures allegedly caused by tobacco products. In 1998, the case was settled (without liability to Fleming) and releases delivered pending final court approval.

Notices of suit or intention to sue have been filed by 27 individuals in the Court of Common Pleas of Philadelphia County, and by 3 individuals in the Court of Common Pleas of Dauphin County, Pennsylvania; one individual brought suit in the Circuit Court of Shelby County, Tennessee; one individual brought suit in the Tenth Judicial District Court for the Parish of Natchitoches, Louisiana; and one individual brought suit in the 38th Judicial District Court, Cameron Parish, Louisiana. Each case named as co-defendants at least one major manufacturer of tobacco products and the company or a current or former company subsidiary, among others. With respect to each case, the company is being indemnified and defended by a substantial third-party co-defendant.

Pursuant to a tolling agreement among the parties, all of the cases which were already pending in Pennsylvania (save two) were dismissed in 1998 without prejudice and may be refiled at a later date.

(4) Don's United Super (and related cases). In 1998, the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Six plaintiffs who were parties to supply contracts containing arbitration clauses were permitted to withdraw from the case.

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

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, with respect to some plaintiffs, the time period during which the alleged overcharges took place exceeds 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages.

In October 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director, in the Western District of Missouri (Coddington Enterprises, Inc. et al. v. Dean Werries, et al.). The plaintiffs assert claims virtually identical to those set forth in the Don's complaint and have not quantified damages.

(5) Storehouse Markets. In 1998, the company and one of its associates were named in a suit filed in the United States District for the District of Utah by three current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs' allege product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations and seek declaration of class action status and recovery of actual, punitive and treble damages. Damages have not been quantified.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the company as of March 1, 1999:

                                                                                            Year
                                                                                    First Became
Name (age)                                        Present Position                    An Officer
Mark S. Hansen (44)                               Chairman and
                                                    Chief Executive Officer              1998

William J. Dowd (56)                              President and Chief Operating
                                                    Officer                              1995

E. Stephen Davis (58)                             Executive Vice President-
                                                    Food Distribution                    1981

David R. Almond (58)                              Senior Vice President-
                                                    General Counsel and Secretary        1989

Mark K. Batenic (50)                              Senior Vice President-Sales and
                                                    Business Development, Food
                                                    Distribution                         1994

Scott M. Northcutt (37)                           Senior Vice President-Human Resources  1999

Dixon E. Simpson (56)                             Senior Vice President-Retail
                                                    Services                             1993

Nancy E. Del Regno (46)                           Vice President-Communications
                                                    and Public Affairs                   1995

John M. Thompson (57)                             Vice President-Treasurer and
                                                    Assistant Secretary                  1982

Kevin J. Twomey (48)                              Vice President-Controller              1995

No family relationship exists among any of the executive officers listed above.

Executive officers are elected by the Board of Directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Hansen, Dowd and Northcutt and Ms. Del Regno.

Mr. Hansen joined the company in his present position in November 1998. From 1997 until joining the company, he was Chairman and Chief Executive Officer of SAM's Club, a division of Wal-Mart Stores, Inc. From 1989 to 1997, he served in multiple capacities at PETsMART, Inc., including President and Chief Executive Officer.

Mr. Dowd joined the company in his present position in July 1995. From 1994 until joining the company, he was Senior Vice President-Operations at Cott Corporation, a producer of retailer-branded soft drinks. From 1991 to 1994, Mr. Dowd was Executive Vice President for Kraft General Foods' KGF Service Company.

Mr. Northcutt joined the company in his present position in January 1999. From 1997 until joining the company, he was Vice President-People Group at SAM's Club, a division of Wal-Mart Stores, Inc. From 1988 to 1996, he served as Vice President-Human Resources and later as Vice President-Store Operations at Dollar General Corporation.

Ms. Del Regno joined the company in her present position in February 1995. She was with PepsiCo Food Systems where she was Senior Communications Manager from 1988 to 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is "FLM". As of February 23, 1999, the 38.4 million outstanding shares were owned by 15,700 shareholders of record and approximately 9,400 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.

                                       1998                             1997
           Quarter             High            Low               High            Low
           First              $20.63         $13.44             $18.75         $15.75
           Second              19.69          17.19              20.38          15.50
           Third               17.25          11.63              19.50          15.75
           Fourth              12.25           9.13              18.94          13.38

Cash dividends on Fleming common stock have been paid for 82 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates are normally as shown below:

                   Record Dates:                        Payment Dates:
                   February 20                          March 10
                   May 20                               June 10
                   August 20                            September 10
                   November 20                          December 10

Cash dividends of $.02 per share were paid on or near each of the above four payment dates in 1997 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except
per share amounts)             1998(a)        1997(b)         1996(c)        1995(d)        1994(e)
Net sales                      $15,069        $15,373         $16,487        $17,502        $15,724
Earnings (loss) before
  extraordinary charge            (511)            39              27             42             56
Net earnings (loss)               (511)            25              27             42             56
Diluted net earnings (loss)
  per common share before
  extraordinary charge          (13.48)          1.02             .71           1.12           1.51
Diluted net earnings (loss)
  per share                     (13.48)           .67             .71           1.12           1.51
Total assets                     3,491          3,924           4,055          4,297          4,608
Long-term debt


  and capital
  leases                         1,503          1,494           1,453          1,717          1,995
Cash dividends declared
  per common share                 .08            .08             .36           1.20           1.20

See Item 3. Legal Proceedings, notes to consolidated financial statements and the financial review included in Items 7. and 8.
(a) The results in 1998 reflect an impairment/restructuring charge with related costs totaling $668 million ($543 million after-tax or $14.33 per share) related to the company's newly adopted strategic plan.

(b) The results in 1997 reflect a charge of $19 million ($9 million after-tax or $.24 per share) related to the settlement of a lawsuit against the company. 1997 also reflected an extraordinary charge of $22 million ($13 million after-tax or $.35 per share) related to the recapitalization program.

(c) Results in 1996 include a charge of $20 million ($10 million after-tax or $.26 per share) related to the settlement of two related lawsuits against the company.

(d) In 1995, management changed its estimates with respect to the general merchandising portion of the 1993 reengineering plan and reversed $9 million ($4 million after-tax or $.12 per share) of the related provision.

(e)      The results in 1994 reflect the July 1994 acquisition of Scrivner Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company's performance for the past three years was disappointing and concerning. In early 1998 the Board of Directors and senior management began an extensive strategic planning process that evaluated all aspects of the business. With the help of a consulting firm, the evaluation and planning process was completed in eight months. On November 30, 1998, a new chairman and chief executive officer was employed and on December 6, 1998, a new strategic plan was approved and implementation efforts began. The strategic plan involves three key strategies to restore sales and earnings growth: focus resources to improve performance, build sales and revenues more aggressively in our wholesale business and company-owned retail stores, and reduce overhead and operating costs to improve profitability system-wide.

The three strategies are further defined in the following four major initiatives:

              - Consolidate food distribution operations. This initially requires divestiture of seven operating units - two in 1998 and five in 1999. Although there will be some loss in sales, many of the customers at these seven operating units will be transferred and serviced by remaining operating units. Transferring customer business to a higher volume, better utilized facility benefits the customer with better product variety and improved buying opportunities. The company benefits with better coverage of fixed expenses. Although the divestitures will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

              - Grow food distribution sales aggressively. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining food distribution operations enhance their competitiveness and the company intends to capitalize on these improvements. Growth is expected from increasing the amount of sales with existing customers and attracting new customers.

              - Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups but also requires increased investments in market leading chains or groups. New stores and remodels are expected to improve performance. Improved performance is also expected from the market leading chains through adoption of best practices.

              - Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives to reduce complexity in business systems are underway. These initiatives are expected to reduce costs and improve the company's profitability and competitiveness.

Implementation of the strategic plan will take approximately two years. A two year time frame design accomodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond two years because certain disposition related costs can only be expensed when incurred.

A pre-tax expense of $668 million was recorded in 1998 related to the strategic plan. Only $74 million of the expense is expected to require cash expenditures. The remaining $594 million of the expense consisted of noncash items. The total $668 million expense consisted of:

              - Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets. The strategic plan process included a detailed study of current and projected cash flows. This new information combined with the recent loss of significant customers and a Food Distributors International (FDI) study on changes in the food industry were impairment indicators that prompted the charge.

              - Restructuring charges of $63 million. The restructuring charges consisted primarily of severance, lease liabilities and pension withdrawal liabilities.

              - Other disposition related costs of $15 million. These costs consist primarily of professional fees, inventory valuation adjustments and other costs.

After tax, the expense was $543 million in 1998 or $14.33 loss per share.

Additional pre-tax expense of approximately $114 million is expected over the next two years as implementation of the strategic plan continues. Approximately $75 million of these future expenses are expected to require cash expenditures. The remaining $39 million of the future expense relates to noncash items. These future expenses will consist primarily of severance, real estate-related divestiture expenses, pension withdrawal liabilities and other costs expensed when incurred.

The expected benefits of the plan are improved earnings and increased sales. Based on management's plan, earnings are expected to improve every year approaching one percent of net sales and exceed $3 per share by the year 2003. Sales are also expected to increase, but the growth will not be evident in 1999 and 2000 because of the previously announced loss of three significant customers.

Under the plan being implemented, the company has assessed the strategic significance of all operating units. Further, the current performance of several operating units with strategic significance needs improvement and the strategic plan should result in their improved performance. However, in the event that improvement is not forthcoming, additional divestitures will be considered.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                            1998             1997             1996
Net sales                                  100.00 %         100.00 %         100.00 %
Gross margin                                 9.79             9.31             8.99
Less:
Selling and administrative                   8.47             7.76             7.73
Interest expense                             1.07             1.06              .99
Interest income                              (.24)            (.30)            (.29)
Equity investment results                     .08              .11              .11
Litigation charges                            .05              .14              .12
Impairment/restructuring charge              4.33                -                -

Total expenses                              13.76             8.77             8.66

Earnings (loss) before taxes                (3.97)             .54              .33
Taxes on income (loss)                       (.58)             .29              .17

Earnings (loss) before
  extraordinary charge                      (3.39)             .25              .16
Extraordinary charge                            -              .09                -
Net earnings (loss)                         (3.39)%            .16 %            .16 %

1998 and 1997

Net Sales. Sales for 1998 decreased by $.3 billion, or 2%, to $15.07 billion from $15.37 billion for 1997.

Net sales for the food distribution segment were $11.5 billion in 1998 compared to $11.9 billion in 1997. The loss of sales from Furr's as well as the prospective loss of sales from Randall's and United moving to self-distribution will result in sales comparisons to prior periods being negative for some time.

Retail food segment sales were $3.6 billion in 1998 compared to $3.5 billion in 1997. The increase in sales was due primarily to new stores added in 1998. This was offset partially by a decrease in same store sales in 1998 compared to 1997 of 3.6% and closing non-performing stores.

The company measures inflation using data derived from the average cost of a ton of product sold by the company. For 1998, food price inflation was 2.1%, compared to 1.3% in 1997.

Gross Margin. Gross margin for 1998 increased by $44 million, or 3%, to $1.48 billion from $1.43 billion for 1997, and increased as a percentage of net sales to 9.79% from 9.31% for 1997. The increase was due, in part, to an overall increase in the retail food segment, which has the better margins of the two segments, and the impact of gains from dispositions that occurred in 1997, but not in 1998. Gross margin also reflects favorable adjustments for closed stores due to better-than-expected lease buyouts. These increases in gross margin were partly offset by costs relating to the strategic plan in 1998 primarily relating to inventory valuation adjustments. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting continued productivity improvements.

Selling and Administrative Expenses. Selling and administrative expenses for 1998 increased by $82 million, or 7%, to $1.28 billion from $1.19 billion for 1997, and increased as a percentage of net sales to 8.47% for 1998 from 7.76% in 1997. The increase was partly due to increased operating expense in the retail food segment. Selling expense was higher than the previous year as the company continues to work at reversing recent sales declines. The increase was also partly due to costs relating to the strategic plan.

The company has a significant amount of credit extended to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Credit loss expense is included in selling and administrative expenses and for 1998 decreased by approximately $1 million to $23 million from $24 million for 1997. Credit loss expense has consistently improved over the last few years due to lower sales, tighter credit practices and reduced emphasis on credit extensions to and investments in customers. Although the company plans to continue these ongoing credit practices, it is not expected that the credit loss expense will remain at the levels experienced in 1998 and 1997.

Operating earnings for the food distribution segment decreased by $24 million, or 8%, to $259 million from $283 million for 1997, and decreased as a percentage of food distribution net sales to 2.26% from 2.38%. 1998 operating earnings were adversely affected by inventory valuation adjustments and other costs related to the strategic plan as well as lower sales.

Operating earnings for the retail food segment decreased by $18 million, or 23%, to $62 million from $80 million for 1997, and decreased as a percentage of retail food sales to 1.73% from 2.31%. Operating earnings for the retail food segment were adversely affected primarily by a 3.6% decrease in same-store sales and by higher labor costs.

Corporate expenses decreased in 1998 compared to 1997 due to lower incentive compensation, which was partially offset by severance expense and professional fees under the strategic plan as well as an increase in the LIFO charge.

Interest Expense. Interest expense in 1998 was $1 million lower than 1997 due primarily to a reduction of interest accruals relating to a favorable settlement of tax assessments. Without this reduction, interest expense in 1998 would have been $2 million greater than 1997 due to higher average fixed-rate debt balances.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For 1998, interest rate hedge agreements contributed $4.3 million of interest expense compared to $7.2 million in 1997, or $2.9 million lower. This was due to a lower average amount of notional principal of debt referenced by the hedge agreements. For a description of these derivatives see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and "Long-Term Debt" in the notes to the consolidated financial statements.

Interest Income. Interest income for 1998 was $10 million lower than 1997 due to lower average balances and interest rates for the company's notes receivable and investment in direct financing leases.

Equity Investment Results. The company's portion of operating losses from equity investments for 1998 decreased by approximately $5 million to $12 million from $17 million for 1997. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

Litigation Charges. In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement which ceased in October 1998. Payments to Furr's totaled $7.8 million in 1998. In the first quarter of 1997, the company expensed $19.2 million in settlement of the David's litigation. See "Litigation Charges" in the notes to the consolidated financial statements.

Impairment/Restructuring Charge. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The pre-tax charge recorded in 1998 for the plan was $668 million. After tax, the expense was $543 million in 1998 or $14.33 loss per share. The $114 million of costs relating to the strategic plan not yet charged against income will be recorded over the next 2 years at the time such costs are accruable.

Taxes On Income. The effective tax rate for 1998 is 14.6% versus 58.0% for 1997. The 1998 effective rate is low due primarily to the impairment of non-deductible goodwill written off as part of the strategic plan. The presentation of the 1997 tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. See "Taxes on Income" in the notes to the consolidated financial statements.

Extraordinary Charge From Early Retirement of Debt. During 1997, the company undertook a recapitalization program which culminated in an $850 million senior secured credit facility and the sale of $500 million of senior subordinated notes. The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share, in the company's third quarter 1997. Almost all of the charge represents a non-cash write-off of unamortized financing costs related to debt which was prepaid.

Certain Accounting Matters. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 1999. The company will adopt SFAS No. 133 by the required effective date. The company has not determined the impact on its financial statements from adopting the new standard.

Other. Several factors negatively affecting earnings in 1998 are likely to continue for the near term. Management believes that these factors include lower sales and operating losses in certain company-owned retail stores.

1997 and 1996

Net Sales. Sales for 1997 decreased by $1.1 billion, or 7%, to $15.37 billion from $16.49 billion for 1996.

Net sales for the food distribution segment were $11.9 billion in 1997 compared to $12.8 billion in 1996. Several factors, none of which are individually material, adversely affected food distribution's net sales including: an increasingly competitive environment, stricter credit practices, and unfavorable media related to adverse litigation.

Retail food segment sales were $3.5 billion in 1997 compared to $3.7 billion in 1996. Retail food segment sales generated by the same stores in 1997 compared to 1996 decreased by 3.4%. The decrease was attributable, in part to new stores opened by competitors in some markets and aggressive marketing initiatives by certain competitors.

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

Credit loss expense for 1997 decreased by approximately $3 million to $24 million from $27 million for 1996. Tighter credit practices and reduced emphasis on credit extensions to and investments in customers have resulted in less exposure and a decrease in credit loss expense.

Operating earnings for the food distribution segment decreased by $19 million, or

6%, to $283 million from $302 million for 1996, and decreased as a percentage of food distribution sales to 2.38% from 2.36%. 1998 operating earnings were adversely affected by lower sales, offset in part by improved gross margins, expense controls and lower credit loss expense.

Operating earnings for the retail food segment increased by $30 million, or 60%, to $80 million from $50 million for 1996, and decreased as a percentage of retail food sales to 2.31% from 1.35%. Operating earnings for the retail food segment were positively affected in 1997 by improved gross margins and effective expense control, which were partially offset by lower sales.

Corporate expenses decreased in 1997 compared to 1996 due to improvements in managing staff expenses.

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

Litigation Charges. In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement which ceased in October 1998. Payments to Furr's totaled $1.7 million in 1998. In the first quarter of 1997, the company expensed $19.2 million ($9 million after-tax or $.24 per share) in settlement of the David's litigation. In the first quarter of 1996, the company accrued $7.1 million as the result of a jury verdict regarding the David's case. In the second quarter of 1996, the accrual was reversed following the vacation of the judgment resulting from the jury verdict, and a new accrual for $650,000 was established. In the third quarter of 1996, the company accrued $20 million ($10 million after-tax or $.26 per share) related to an agreement reached to settle the Premium lawsuits.

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

LIQUIDITY AND CAPITAL RESOURCES

Set forth below is certain information regarding the company's capital structure at the end of fiscal years 1998 and 1997:

Capital Structure (In millions)                 1998                           1997
Long-term debt                         $1,185           55.5%          $1,175         44.3%
Capital lease obligations                 381           17.8              388         14.6

Total debt                              1,566           73.3            1,563         58.9
Shareholders' equity                      570           26.7            1,090         41.1

Total capital                          $2,136          100.0%          $2,653        100.0%

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

Long-term debt was $10 million higher at year-end 1998 compared to 1997 because cash requirements for capital expenditures, the net increase in working capital, business acquisitions, fundings of notes receivable and other items exceeded cash provided from operations, sales of assets, collections on notes receivable and the decrease in cash. Capital lease obligations were $7 million lower because repayments exceeded leases added for new retail stores.

The debt-to-capital ratio at year-end 1998 was 73.3% up from 58.9% at year-end 1997. The significant increase is due to the reduction in shareholders' equity caused by the expense related to the strategic plan.

Operating activities generated $141 million of net cash flows for 1998 compared to $113 million for 1997. The difference was due essentially to an increase in accounts payable offset in part by higher accounts receivable and lower cash earnings. Working capital was $307 million at year-end 1998, a decrease from $340 million at year-end 1997. The current ratio decreased to
1.24 to 1, from 1.29 to 1 at year-end 1997.

Capital expenditures were $200 million in 1998, an increase of $71 million compared to 1997. Total capital expenditures in 1999 are expected to be approximately $200 million. The company's strategic plan involves the divesting of a number of food distribution and retail food facilities and other assets, and focusing resources in the remaining food distribution and retail food operations. The company intends to increase its retail operations by making investments in its existing stores and by adding approximately 20 stores per year for the foreseeable future. Acquisitions of supermarket chains or groups or other food distribution operations will be made only on a selective basis.

Over the next few years, the implementation of the strategic plan is expected to result in fewer, higher-volume, more efficient food distribution operating units; fewer and more profitable retail food stores; reduced overhead expenses; and substantial increases in net earnings. Cash costs related to the implementation and completion of these initiatives (on a pre-tax basis) were $10 million in 1998, and are estimated to be $54 million in 1999, $42 million in 2000, and $43 million thereafter. Management believes working capital reductions, proceeds from the sale of assets, and increased earnings related to the successful implementation of the strategic plan are expected to provide substantially more than enough cash flow to cover these incremental costs.

The company makes investments in and loans to certain retail customers. Net investments and loans decreased $31 million in 1998, from $168 million to $137 million, due in part to the impairment and restructuring charge applicable to these accounts as well as to a reduced level of investment in these assets by the company.

In 1998, the company's primary sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and investments. The company's principal sources of capital, excluding shareholders' equity, are banks and other lenders and lessors.

The company's credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a final maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit, and borrowings and letters of credit issued under the credit facility may be used for general corporate purposes. Outstanding borrowings and letters of credit are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock of or other equity interests owned by the company in its subsidiaries. In addition, the credit facility is guaranteed by substantially all company subsidiaries. See "Long-Term Debt" in the notes to the consolidated financial statements. The stated interest rate on borrowings under the credit agreement is equal to a referenced index rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

The credit facility may be terminated in the event of a defined change in control. Under the company's indentures, noteholders may require the company to repurchase notes in the event a defined change of control coupled with a defined decline in credit ratings.

At year-end 1998, borrowings under the credit facility totaled $224 million in term loans and $89 million of revolver borrowings, and $80 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the revolver.

At year-end 1998, the company would have been allowed to borrow an additional $431 million under the revolving credit facility contained in the credit agreement based on actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio contained in the credit agreement, $35 million of additional annualized fixed charges could have been incurred.

On December 7, 1998, Standard & Poor's rating group ("S&P") announced it had placed its BB corporate credit rating, BB- senior unsecured debt rating, B+ subordinated debt rating, and BB+ bank loan rating for the company on CreditWatch with negative implications. The CreditWatch listing followed the company's December 7, 1998 announcement of its new strategic plan. S&P said that its action reflected its concern and opinion that, despite the positive moves included in the new strategic plan, it would be difficult for Fleming to restore measures of earnings and cash flow protection to levels appropriate for the current rating.

On December 8, 1998, Moody's Investors Service ("Moody's") announced it had confirmed its credit ratings of the company and had changed its rating outlook from stable to negative following the company's December 7, 1998 announcement of its new strategic plan. Moody's confirmed its Ba3 senior secured bank agreements rating, B1 senior unsecured sinking fund debentures, medium-term notes, senior notes, and issuer rating, and B3 senior subordinated unsecured notes rating. In addition, Moody's said failure of the company to achieve cost reductions or operational disruptions from the execution of the new strategic initiatives could negatively impact financial returns and exert downward pressure on the ratings.

Dividend payments in 1998 were $0.08 per share, or $3 million, which was the same per share and total amount as in 1997. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $70 million at year-end 1998, based on a formula tied to net earnings and equity issuances.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities and the company's ability to borrow under its credit agreement. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any), strategic plan implementation costs and other capital needs for the next 12 months.

CONTINGENCIES

From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in "Contingencies" in the notes to the consolidated financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company. Also see Item 3. Legal Proceedings.

Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year-2000 requirements on a system-by-system basis including both information technology (IT) and non-IT systems (e.g., microcontrollers). Fleming's plan includes extensive systems testing and is expected to be substantially completed by the third quarter of 1999. Code for the company's largest and most comprehensive system, FOODS, has been completely remediated, reinstalled and tested. Based on these tests, the company believes FOODS and the related systems which run the company's distribution system will be year-2000 ready and in place at all food distribution operating units. At year-end 1998, the company was substantially complete with the replacement and upgrading necessary to make its nearly 5,000 PCs year-2000 ready. Although the company believes contingency plans will not be necessary based on progress to date, contingency plans have been developed for each critical system. The content of the contingency plans varies depending on the system and the assessed probability of failure and such plans are modified periodically based on remediation and testing. The alternatives include reallocating internal resources, obtaining additional outside resources, implementing temporary manual processes or temporarily rolling back internal clocks. Although the company is developing greater levels of confidence regarding its internal systems, failure to ensure that the company's computer systems are year-2000 compliant could have a material adverse effect on the company's operations.

The company is also assessing the status of its vendors' and customers' year-2000 readiness through meetings, discussions, notices and questionnaires. Vendor and customer responses and feedback are varied and in some cases inconclusive. Accordingly, the company believes the most likely worst case scenerio could be customers' failure to serve and retain consumers resulting in a negative impact on the company's sales. Failure of the company's suppliers or its customers to become year-2000 compliant might also have a material adverse impact on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Total expenditures to third parties in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of 1998, these third party expenditures totaled approximately $7 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

FORWARD-LOOKING INFORMATION

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody assumptions which may prove to have been inaccurate, including the company's ability to successfully achieve the goals of its strategic plan and reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business; and the company's expectations regarding the adequacy of capital and liquidity. These forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the: risks associated with the successful execution of the company's strategic business plan; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to litigation and other contingent losses; failure of the company to achieve necessary cost savings; failure of the company, its vendors or its customers to develop and implement year-2000 system solutions; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in this report under Item
1. Business -- Risk Factors and in other periodic reports available from the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company's exposure to pricing risk in the financial markets consists of changes in interest rates related to its investment in notes receivable, the balance of debt obligations outstanding, and derivatives employed to hedge interest rate changes on variable rate debt. The company does not use foreign currency exchange rate forward contracts or commodity contracts and does not have any material foreign currency exposure. The company does not use financial instruments or derivatives for any trading purposes. Fleming uses derivatives, currently consisting of simple floating-to-fixed interest rate swap transactions, to hedge its exposure to changing interest rates for its variable interest rate debt obligations.

In the normal course of business Fleming carries notes receivable because the company makes long-term loans to certain retail customers (see "Investments and Notes Receivable" in the notes to the consolidated financial statements). A portion of the notes receivable carries a variable interest rate, which is based on a prime rate index published in a major financial publication and is reset quarterly. The remaining portion carries fixed interest rates negotiated with each retail customer. No derivatives have been employed to hedge the company's exposure to variable interest rates on notes receivable primarily because these notes are considered to be a partial hedge for debt with variable interest rates.

In order to help maintain liquidity and finance business operations, Fleming obtains long-term credit commitments from banks and other financial institutions under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing its debt maturities and diversify its sources of debt capital, Fleming also uses long-term debt which carries fixed interest rates.

Fleming management maintains a written policy statement which governs its financial risk management activities including the use of financial derivatives. The policy statement says that the company will engage in a financial risk management process to manage its defined exposures to uncertain future changes in interest rates and foreign exchange rates which impact net earnings. The primary purpose of this process is to control and limit the volatility of net earnings according to pre-established targets for exposure to such changes in a manner which does not result in unreasonable or unmanageable additional risks or expense. The financial risk management process works under the oversight of a special management group to ensure certain policy objectives are achieved. Such objectives include, and are not limited to, the following: to act in accordance with authority granted by resolution of the Board of Directors, which specifically permits the use of derivatives to hedge interest rate or foreign exchange rate risks and which prohibits the use of derivatives for the purpose of speculation; to define and measure the company's financial risks associated with interest and foreign exchange rates as well as with derivatives instruments to be used for hedging; and to establish exposure targets and to manage performance against those targets.

Changes in interest rates may have a material impact on Fleming's interest expense and interest income, as well as to the fair values for its investment in notes receivable, outstanding debt obligations and financial derivatives used. The table below presents a summary of the categories of Fleming's financial instruments according to their respective interest rate profiles. For notes receivable, the table shows the principal amount of cash the company expects to collect each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For debt obligations, the table shows the principal amount of cash the company expects to pay each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For derivatives, the table shows when the notional principal contracts terminate.

(IN MILLIONS, EXCEPT RATES)          SUMMARY OF FINANCIAL INSTRUMENTS

                                             AT 12/26/98   MATURITIES OF PRINCIPAL BY FISCAL YEAR

                                              FAIR VALUE      1999      2000      2001      2002      2003   THEREAFTER
NOTES RECEIVABLE WITH VARIABLE INTEREST RATES
Principal receivable                            $72.0         $11.4     $11.4     $10.2     $8.7      $7.4     $22.9
Average variable rate receivable                 10.6%        Based on the referenced Prime Rate plus a margin

NOTES RECEIVABLE WITH FIXED INTEREST RATES
Principal receivable                            $50.8         $11.4      $5.1      $2.8     $2.1      $1.9     $27.5
Average fixed rate receivable                     5.2%          2.4%      3.9%      4.6%     5.2%      6.0%      6.8%

DEBT WITH VARIABLE INTEREST RATES
Principal payable                              $313.3         $24.9     $34.9     $34.9    $39.9    $128.9     $49.9
Average variable rate payable                     6.8%        Based on LIBOR plus a margin

DEBT WITH FIXED INTEREST RATES
Principal payable                              $845.7         $16.2     $36.7    $302.7    $10.5      $5.5    $500.4
Average fixed rate payable                       10.3%          7.4%      6.6%     10.6%     8.9%      9.1%     10.6%

VARIABLE-TO-FIXED RATE SWAPS
Amount payable                                   $9.5         $ -      $250.0 (not payable)
Average fixed rate payable                        7.2%          7.2%      7.2%
Average variable rate receivable                  5.2%        Based on LIBOR

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 19, 1999. Information concerning Executive Officers of the company is included in
Part I herein which is incorporated in this Part III by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 19, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        1.     Financial Statements:                                     Page Number
                  - Consolidated Statements of Earnings For the years ended
                    December 26, 1998, December 27, 1997, and December 28, 1996

                  - Consolidated Balance Sheets At December 26, 1998, and
                    December 27, 1997

                  - Consolidated Statements of Cash Flows For the years ended
                    December 26, 1998, December 27, 1997, and December 28, 1996

                  - Consolidated Statements of Shareholders' Equity For the
                    years ended December 26, 1998, December 27, 1997, and
                    December 28, 1996

                  - Notes to Consolidated Financial Statements For the years ended December 26, 1998, December 27, 1997, and December 28,
                    1996

                  - Independent Auditors' Report

                  - Quarterly Financial Information (Unaudited)

Consolidated Statements of Operations

For the years ended December 26, 1998, December 27, 1997, and December 28, 1996 (In thousands, except per share amounts)

                                                          1998                1997                 1996
Net sales                                              $15,069,335         $15,372,666          $16,486,739
Costs and expenses (income):
    Cost of sales                                       13,594,241          13,941,838           15,004,715
    Selling and administrative                           1,276,312           1,194,570            1,273,999
    Interest expense                                       161,581             162,506              163,466
    Interest income                                        (36,736)            (46,638)             (49,122)
    Equity investment results                               11,622              16,746               18,458
    Litigation charges                                       7,780              20,959               20,650
    Impairment/restructuring charge                        652,737                  -                    -
        Total costs and expenses                        15,667,537          15,289,981           16,432,166
Earnings (loss) before taxes                              (598,202)             82,685               54,573
Taxes on income (loss)                                     (87,607)             43,963               27,887
Earnings (loss) before extraordinary charge               (510,595)             38,722               26,686
Extraordinary charge from early retirement
    of debt (net of taxes)                                      -              (13,330)                  -
Net earnings (loss)                                    $  (510,595)        $    25,392          $    26,686
Earnings (loss) per share:
    Basic and diluted before extraordinary charge          $(13.48)              $1.02                 $.71
    Extraordinary charge                                        -                 (.35)                  -
    Basic and diluted net earnings (loss)                  $(13.48)              $ .67                 $.71
Weighted average shares outstanding:
    Basic                                                   37,887              37,803               37,774
    Diluted                                                 37,887              37,862               37,777

Sales to customers accounted for under the equity method were approximately $0.6 billion, $0.9 billion and $1.0 billion in 1998, 1997 and 1996, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets

At December 26, 1998, and December 27, 1997
(In thousands)
Assets                                                                 1998                1997
Current assets:
    Cash and cash equivalents                                       $    5,967          $    30,316
    Receivables, net                                                   450,905              334,278
    Inventories                                                        984,287            1,018,666
    Other current assets                                               146,757              111,730
          Total current assets                                       1,587,916            1,494,990
Investments and notes receivable                                       119,468              150,221
Investment in direct financing leases                                  177,783              201,588
Property and equipment:
    Land                                                                49,494               57,746
    Buildings                                                          408,739              426,302
    Fixtures and equipment                                             663,724              652,039
    Leasehold improvements                                             225,010              234,805
    Leased assets under capital leases                                 207,917              227,894
                                                                     1,554,884            1,598,786
        Less accumulated depreciation and amortization                (734,819)            (648,943)
          Net property and equipment                                   820,065              949,843
Deferred income taxes                                                   51,497                    -
Other assets                                                           154,524              164,295
Goodwill, net                                                          579,579              963,034

Total assets                                                        $3,490,832           $3,923,971
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                $  945,475           $  831,339
    Current maturities of long-term debt                                41,368               47,608
    Current obligations under capital leases                            21,668               21,196
    Other current liabilities                                          272,573              254,454
        Total current liabilities                                    1,281,084            1,154,597
Long-term debt                                                       1,143,900            1,127,311
Long-term obligations under capital leases                             359,462              367,068
Deferred income taxes                                                        -               61,425
Other liabilities                                                      136,455              123,898
Commitments and contingencies
Shareholders' equity:
    Common stock, $2.50 par value, authorized -
        100,000 shares, issued and outstanding -
        38,542 and 38,264 shares                                        96,356               95,660
  Capital in excess of par value                                       509,602              504,451
  Reinvested earnings                                                   23,155              536,792
  Accumulated other comprehensive income:
        Cumulative currency translation adjustment                           -               (4,922)
        Additional minimum pension liability                           (57,133)             (37,715)
          Accumulated other comprehensive income                       (57,133)             (42,637)
   Less ESOP note                                                       (2,049)              (4,594)
          Total shareholders' equity                                   569,931            1,089,672
Total liabilities and shareholders' equity                          $3,490,832           $3,923,971

Receivables include $5 million and $17 million in 1998 and 1997, respectively, due from customers accounted for under the equity method.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 26, 1998, December 27, 1997, and December 28,
1996 (In thousands)
                                                        1998                1997                 1996
Cash flows from operating activities:
    Net earnings (loss)                               $(510,595)           $ 25,392             $ 26,686
    Adjustments to reconcile net earnings (loss)
        to net cash provided by operating
        activities:
        Depreciation and amortization                   185,368             181,357              187,617
        Credit losses                                    23,498              24,484               26,921
        Deferred income taxes                          (117,239)             40,301               (5,451)
        Equity investment results                        11,622              16,746               18,458
        Impairment/restructuring and
          related charges                               668,027                   -                    -
        Cash payments on impairment/restructuring
          and related charges                            (7,522)                  -                    -
        Cost of early debt retirement                         -              22,227                    -
        Consolidation and restructuring reserve
          activity                                       (4,708)            (12,724)              (2,865)
        Change in assets and liabilities,
          excluding effect of acquisitions:
          Receivables                                  (156,822)            (41,347)             (13,955)
          Inventories                                     6,922              31,315              150,524
          Accounts payable                              114,136            (117,219)             (45,666)


          Other assets and liabilities                  (67,243)            (53,116)             (15,368)
        Other adjustments, net                           (4,365)             (4,448)                 612
        Net cash provided by
          operating activities                          141,079             112,968              327,513
Cash flows from investing activities:
    Collections on notes receivable                      38,076              59,011               64,028
    Notes receivable funded                             (28,946)            (37,537)             (66,298)
    Notes receivable sold                                     -              29,272               34,980
    Businesses acquired                                 (30,225)             (9,572)                   -
    Proceeds from sale of businesses                     32,277              13,093               13,300
    Purchase of property and equipment                 (200,211)           (129,386)            (128,552)
    Proceeds from sale of
        property and equipment                           17,056              15,845               15,796
    Investments in customers                             (1,009)             (1,694)                (365)
    Proceeds from sale of investments                     3,529               4,970               15,020
    Other investing activities                            6,141               1,895                6,843
        Net cash used in
          investing activities                         (163,312)            (54,103)             (45,248)
Cash flows from financing activities:
    Proceeds from long-term borrowings                  170,000             914,477              171,000
    Principal payments on long-term debt               (159,651)           (982,982)            (356,685)
    Principal payments on
        capital lease obligations                       (13,356)            (20,102)             (19,622)
    Sale of common stock under
        incentive stock and
        stock ownership plans                             4,830                 593                2,195
    Dividends paid                                       (3,048)             (3,007)             (13,447)
    Other financing activities                             (891)             (1,195)              (6,465)
         Net cash used in
           financing activities                          (2,116)            (92,216)            (223,024)
Net increase (decrease) in cash
    and cash equivalents                                (24,349)            (33,351)              59,241
Cash and cash equivalents,
    beginning of year                                    30,316              63,667                4,426
Cash and cash equivalents,
    end of year                                       $   5,967            $ 30,316             $ 63,667

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

For the years ended December 26, 1998, December 27, 1997, and December 28, 1996 (In thousands, except per share amounts)

                                                                                                               Accumulated
                                                                        Capital                                   Other
                                                       Common Stock    in excess   Reinvested Comprehensive   Comprehensive  ESOP
                                             Total    Shares  Amount  of par value  Earnings      Income         Income      Note
Balance at December 31, 1995              $1,083,322  37,716  $94,291   $501,474    $501,214                    $(4,549)   $(9,108)
Comprehensive income
  Net earnings                                26,686                                  26,686    $ 26,686
  Other comprehensive income, net of tax
     Currency translation
      adjustment (net of $0 taxes)              (151)                                               (151)          (151)
     Minimum pension liability
      adjustment (net of $16,619 of taxes)   (24,897)                                            (24,897)       (24,897)
  Comprehensive income                                                                          $  1,638
Incentive stock and stock ownership plans      2,324      82      203      2,121
Cash dividends, $.36 per share               (13,492)                                (13,492)
ESOP note payments                             2,166                                                                         2,166
Balance at December 28, 1996               1,075,958  37,798   94,494    503,595     514,408                    (29,597)    (6,942)
Comprehensive income
  Net earnings                                25,392                                  25,392    $ 25,392
  Other comprehensive income, net of tax
     Currency translation
      adjustment (net of $0 taxes)              (222)                                               (222)          (222)
     Minimum pension liability
      adjustment (net of $8,556 of taxes)    (12,818)                                            (12,818)       (12,818)
  Comprehensive income                                                                          $ 12,352
Incentive stock and stock ownership plans      2,022     466    1,166        856
Cash dividends, $0.08 per share               (3,008)                                 (3,008)
ESOP note payments                             2,348                                                                         2,348
Balance at December 27, 1997               1,089,672  38,264   95,660    504,451     536,792                    (42,637)    (4,594)
Comprehensive income
  Net loss                                  (510,595)                               (510,595)  $(510,595)
  Other comprehensive income, net of tax
     Currency translation
      adjustment (net of $0 taxes)             4,922                                               4,922          4,922
     Minimum pension liability
      adjustment (net of $12,914 of taxes)   (19,418)                                            (19,418)       (19,418)
  Comprehensive income                                                                         $(525,091)
Incentive stock and stock ownership plans      5,847     279      696      5,151
Cash dividends, $0.08 per share               (3,042)                                 (3,042)
ESOP note payments                             2,545                                                                         2,545
Balance at December 26, 1998               $ 569,931  38,543  $96,356   $509,602    $ 23,155                   $(57,133)   $(2,049)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

For the years ended December 26, 1998, December 27, 1997, and December 28,
1996

Summary of Significant Accounting Policies

Nature of Operations: The company markets food and related products and offers retail services to supermarkets in 42 states. The company also operates more than 280 company-owned stores in several geographic areas. The company's activities encompass two major businesses: food distribution and company-owned retail food operations. Food and food-related product sales account for over 90 percent of the company's consolidated sales. No one customer accounts for 3.6 percent or more of consolidated sales.

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

Basic and Diluted Net Earnings (Loss) Per Share: Both basic and diluted earnings per share are computed based on net earnings (loss) divided by weighted average shares as appropriate for each calculation subject to anti-dilution limitations.

Taxes on Income: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

Cash and Cash Equivalents: Cash equivalents consist of liquid investments readily convertible to cash with an original maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

Receivables: Receivables include the current portion of customer notes receivable of $17 million in 1998 and $18 million in 1997. Receivables are shown net of allowance for doubtful accounts of $28 million in 1998 and $19 million in 1997. The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

Inventories: Inventories are valued at the lower of cost or market. Grocery and certain perishable inventories, aggregating approximately 70% of total inventories in 1998 and 1997 are valued on a last-in, first-out (LIFO) method. The cost for the remaining inventories is determined by the first-in, first-out (FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $44 million and $36 million at year-end 1998 and 1997, respectively. In 1998, the liquidation of certain LIFO layers related to business closings decreased cost of products sold by approximately $3 million.

Property and Equipment: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful asset lives using the straight-line method. The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements - 20 to 40 years; warehouse, transportation and other equipment - 3 to 10 years; and data processing equipment and software - 3 to 7 years.

Goodwill: The excess of purchase price over the fair value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $176 million and $189 million in 1998 and 1997, respectively.

Impairment: Asset impairments are recorded when the carrying amount of assets are not recoverable. Impairment is assessed and measured, by asset type, as follows: notes receivable - fair value of the collateral for each note; and, long-lived assets, goodwill and other intangibles - estimate of the future cash flows expected to result from the use of the asset and its eventual disposition aggregated to the operating unit level for food distribution and chain or group level for retail food.

Financial Instruments: Interest rate hedge transactions and other financial instruments are utilized to manage interest rate exposure. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the "Investments and Notes Receivable" and "Long-term Debt" notes.

Stock-Based Compensation: The company applies APB Opinion No. 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for its plans.

Comprehensive Income: Comprehensive income is reflected in the Consolidated Statements of Shareholders' Equity. Other comprehensive income is comprised of foreign currency translation adjustments and minimum pension liability adjustments. The cumulative effect of other comprehensive income is reflected in the Shareholders' Equity section of the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits: In 1998, the company adopted SFAS No. 132-Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No 132"). SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans.


Impairment/Restructuring Charge and Related Costs

In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth ("strategic plan"). The strategic plan consists of four major initiatives:

              - Consolidate food distribution operations. This initially requires divestiture of seven operating units - two in 1998 and five in 1999. Although there will be some loss in sales, many of the customers at these seven operating units will be transferred and serviced by remaining operating units. Transferring customer business to a higher volume, better utilized facility benefits the customer with better product variety and improved buying opportunities. The company benefits with better coverage of fixed expenses.
              - Grow food distribution sales aggressively. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining food distribution operations enhances their competitiveness and the company intends to capitalize on these improvements.
              - Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups, but also requires increased investments in market leading chains or groups.
              - Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives to reduce complexity in business systems are underway. These initiatives should reduce costs and improve the company's profitability and competitiveness.

The total pre-tax charge of the strategic plan is presently estimated at $782 million. The pre-tax charge recorded in 1998 was $668 million ("1998 charge") of which $661 million was recorded in the fourth quarter. The remaining $7 million was recorded in previous quarters which have been reclassified to be consistent with year-end reporting. After tax, the expense was $543 million in 1998 or $14.33 loss per share. The $114 million of costs relating to the strategic plan not yet charged against income will be recorded over the next 2 years at the time such costs are accruable.

The $668 million charge was included on several lines of the 1998 Consolidated Statements of Operations as follows: $9 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $653 million was included in the impairment/restructuring charge line. The 1998 charge consisted of the following components:

              - Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets.
              - Restructuring charges of $63 million. The restructuring charges consisted primarily of severance, lease liabilities and pension withdrawal liabilities.
              - Other disposition and related costs of $15 million. These costs consist primarily of professional fees, inventory valuation adjustments and other costs.

The 1998 charge relates to the company's segments as follows: $491 million relates to the food distribution segment and $153 million relates to the retail food segment with the balance relating to corporate overhead expenses.

The 1998 charge included amounts related to workforce reductions as follows:

        ($'s in thousands)                       Amount                Headcount
        1998 Charge                             $25,441                 1,430

        Terminations                             (3,458)                 (170)

        Ending Liability                        $21,983                 1,260

Additionally, the 1998 charge included amounts related primarily to lease obligations totaling approximately $38 million that will be reduced over the expected remaining lease terms.

Asset impairments were recognized in accordance with SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and such assets were written down to their estimated fair values based on estimated proceeds of operating units to be sold or discounted cash flow projections. The operating costs of operating units to be sold or closed are treated as normal operations during the period they remain in use. Salaries, wages and benefits of employees at these operating units are charged to operations during the time such employees are actively employed. Depreciation expense is continued for assets that the company is unable to remove from operations.


Litigation Charges

Furr's Supermarkets, Inc. ("Furr's") filed suit against the company in 1997 claiming it was overcharged for products. During 1997, Fleming and Furr's reached an agreement dismissing all litigation between them. Pursuant to the settlement, Furr's purchased Fleming's El Paso product supply center in 1998, together with related inventory and equipment. As part of the settlement, Fleming paid Furr's $1.7 million in 1997 and $7.8 million in 1998 as a refund of fees and charges.

The company was sued by David's Supermarkets, Inc. ("David's") in 1993 for allegedly overcharging for products. In 1996, judgment was entered against the company for $211 million; the judgment was subsequently vacated and a new trial granted. At the end of 1996 the company had an accrual of $650,000. The company denied the plaintiff's allegations; however, to eliminate the uncertainty and expense of protracted litigation, the company paid $19.9 million to the plaintiff in April 1997 in exchange for dismissal, with prejudice, of all plaintiff's claims against the company, resulting in a charge to first quarter 1997 earnings of $19.2 million.

In 1996, the company recorded a charge of $20 million for the settlement, which occurred in 1997, of two related lawsuits involving an allegedly fraudulent scheme conducted by a failed grocery diverter, Premium Sales Corporation.


Extraordinary Charge

During 1997, the company undertook a recapitalization program which culminated in an $850 million senior secured credit facility and the sale of $500 million of senior subordinated notes. The recapitalization program resulted in an extraordinary charge of $13.3 million, after income tax benefits of $8.9 million, or $.35 per share. Almost all of the charge represents a non-cash write-off of unamortized financing costs related to debt which was prepaid. See the "Long-term Debt" note for further discussion of the recapitalization program.


Per Share Results

The following table sets forth the basic and diluted per share computations for income (loss) before extraordinary charge.

        (In thousands, except per share amounts)                                  1998                1997                 1996
        Numerator:

        Basic and diluted earnings (loss)
         before extraordinary charge                                          $(510,595)            $38,722              $26,686

        Denominator:

        Weighted average shares for
         basic earnings per share                                                37,887              37,803               37,774

        Effect of dilutive securities:
         Employee stock options                                                       -                  21                    3
         Restricted stock compensation                                                -                  38                    -
           Dilutive potential common shares                                           -                  59                    3

        Weighted average shares for
         diluted earnings per share                                              37,887              37,862               37,777

        Basic and diluted earnings (loss) per share
         before extraordinary charge                                            $(13.48)              $1.02                 $.71

The company did not reflect 172,000 weighted average potential shares for the 1998 diluted calculation because they would be antidilutive. Options to purchase 2.4 million shares of common stock at a weighted average exercise price of $19.37 per share were outstanding during 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Segment Information

The company derives over 90% of its net sales and operating profits from the sale of food and food-related products. Further, over 90% of the company's assets are based in and net sales derived from 42 states and no single customer amounts to 3.6% or more of net sales for any of the years reported. Considering the customer types and the processes for meeting the needs of customers, senior management manages the business as two segments: food distribution and company-owned retail food operations.

The food distribution segment represents the aggregation of retail services and the distribution and marketing of the following products: food, general merchandise, health and beauty care, and Fleming Brands. The aggregation is based primarily on the common customer base and the interdependent marketing and distribution efforts.

The company's senior management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company's consolidated financial statements and, accordingly, are reported on the same basis herein. Interest expense, interest income, equity investments, corporate expenses, other unusual charges and income taxes are managed separately by senior management and those items are not allocated to the business segments. Intersegment transactions are reflected at cost.

The following table sets forth the composition of the segment's and total company's net sales, operating earnings, depreciation and amortization, capital expenditures and identifiable assets.

        (In millions)                                         1998                1997                 1996
        Net Sales

        Food distribution                                    $13,561            $13,864              $14,904
        Intersegment elimination                              (2,081)            (1,950)              (2,123)

        Net food distribution                                 11,480             11,914               12,781
        Retail food                                            3,589              3,459                3,706

        Total                                                $15,069            $15,373              $16,487

        Operating Earnings

        Food distribution                                      $ 259               $283                 $302
        Retail food                                               62                 80                   50
        Corporate                                               (122)              (127)                (144)

        Total operating earnings                                 199                236                  208
        Interest expense                                        (161)              (162)                (163)
        Interest income                                           37                 47                   49
        Equity investment results                                (12)               (17)                 (18)
        Litigation charges                                        (8)               (21)                 (21)
        Impairment/restructuring charge                         (653)                 -                    -

        Earnings (loss) before taxes                           $(598)              $ 83                 $ 55

        Depreciation and Amortization

        Food distribution                                       $107               $105                 $107
        Retail food                                               61                 55                   56
        Corporate                                                 17                 21                   25

        Total                                                   $185               $181                 $188

        Capital Expenditures

        Food distribution                                       $ 81               $ 51                 $ 59
        Retail food                                              118                 77                   50
        Corporate                                                  1                  1                   20

        Total                                                   $200               $129                 $129

        Identifiable Assets

        Food distribution                                     $2,502             $2,864               $3,048
        Retail food                                              683                708                  627
        Corporate                                                306                352                  380

        Total                                                 $3,491             $3,924               $4,055


Taxes on Income

Components of taxes on income are as follows:

        (In thousands)                                        1998                1997                 1996
        Current:
          Federal                                             $ 23,896         $(4,761)              $24,729
          State                                                  5,737            (474)                8,609

        Total current                                           29,633          (5,235)               33,338

        Deferred:
          Federal                                              (94,254)         32,519                (4,388)
          State                                                (22,986)          7,782                (1,063)

        Total deferred                                        (117,240)         40,301                (5,451)

        Taxes on income                                       $(87,607)        $35,066               $27,887

Taxes on income in the above table includes a tax benefit of $8,897,000 in 1997 which is reported net in the extraordinary charge from the early retirement of debt in the consolidated statements of operations.

Deferred tax expense (benefit) relating to temporary differences includes the following components:

        (In thousands)                                        1998                1997                 1996
        Depreciation and amortization                        $ (64,132)         $(4,818)          $(12,561)
        Inventory                                               (6,839)          (6,228)            (6,586)
        Capital losses                                             251             (357)            (2,494)
        Asset valuations and reserves                            9,302           22,498             13,567
        Equity investment results                                 (403)             821                526
        Credit losses                                           (7,825)          23,184              3,995
        Lease transactions                                     (34,718)            (757)            (1,298)
        Associate benefits                                       3,200            2,727               (478)
        Note sales                                                (217)          (1,843)               315
        Acquired loss carryforwards                                 -                -               1,616
        Other                                                  (15,859)           5,074             (2,053)
        Deferred tax expense (benefit)                       $(117,240)         $40,301           $ (5,451)

Temporary differences that give rise to deferred tax assets and liabilities as of year-end 1998 and 1997 are as follows:

        (In thousands)                                                            1998                1997
        Deferred tax assets:
        Depreciation and amortization                                         $ 76,175            $  9,171
        Asset valuations and
          reserve activities                                                    34,238              39,126
        Associate benefits                                                     111,591              93,454
        Credit losses                                                           21,656              16,368
        Equity investment results                                                9,196               8,440

        Lease transactions                                                      48,340              14,067
        Inventory                                                               31,328              22,168
        Acquired loss carryforwards                                              4,997               4,987
        Capital losses                                                           4,549               4,798
        Other                                                                   29,865              17,350

        Gross deferred tax assets                                              371,935             229,929
        Less valuation allowance                                                (4,929)             (4,920)

        Total deferred tax assets                                              367,006             225,009

        Deferred tax liabilities:
        Depreciation and amortization                                          114,878             112,007
        Equity investment results                                                2,867               2,514
        Lease transactions                                                       1,551               1,996
        Inventory                                                               54,835              52,513
        Associate benefits                                                      33,809              25,385
        Asset valuations and reserve activities                                  6,565               2,151
        Note sales                                                               3,418               3,412
        Prepaid expenses                                                         3,421               3,887
        Capital losses                                                           1,090                   -
        Other                                                                   31,703              38,429

        Total deferred tax liabilities                                         254,137             242,294

        Net deferred tax asset (liability)                                    $112,869            $(17,285)

The change in net deferred asset/liability from 1997 to 1998 is allocated $117.2 million to deferred income tax benefit and $12.9 million benefit to stockholders' equity.

The valuation allowance relates to $4.9 million of acquired loss carryforwards that, if utilized, will be reversed to goodwill in future years. Management believes it is more likely than not that all other deferred tax assets will be realized.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                              1998              1997              1996
        Statutory rate                                        35.0%             35.0%            35.0%
        State income taxes, net of
          federal tax benefit                                  6.8               7.9              9.0
        Acquisition-related differences                       12.3              14.5              6.1
        Other                                                  (.4)               .6              1.0

        Effective rate on operations                          53.7%             58.0%            51.1%

Impairment/restructuring and related charges                 (39.1)               -                -

Effective rate after impairment/
 restructuring and related charges                            14.6%             58.0%            51.1%


Investments and Notes Receivable

Investments and notes receivable consist of the following:

        (In thousands)                                       1998                1997
        Investments in and advances
          to customers                                      $30,371             $52,019
        Notes receivable from customers                      71,751              75,759
        Other investments and receivables                    17,346              22,443

        Investments and notes receivable                   $119,468            $150,221

Investments and notes receivable are shown net of reserves of $27 million and $25 million in 1998 and 1997, respectively.

The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on certain notes and because of the allowance for credit losses.

The company's impaired notes receivable (including current portion) are as follows:

        (In thousands)                                       1998                  1997
        Impaired notes with related allowances             $55,031              $16,002
        Credit loss allowance on impaired notes            (26,260)             (10,194)
        Impaired notes with no related allowances              366                1,000

        Net impaired notes receivable                      $29,137              $ 6,808

Average investments in impaired notes were as follows: 1998-$59 million; 1997-$13 million; and 1996-$21 million.

Activity in the allowance for credit losses is as follows:

        (In thousands)                                         1998               1997                 1996
        Balance, beginning of year                          $43,848            $49,632              $53,404

        Charged to costs and expenses                        23,498             24,484               26,921

        Uncollectible accounts written off,
          net of recoveries                                 (20,114)           (32,655)             (35,693)
        Asset impairment                                          -              2,387                5,000


        Balance, end of year                                $47,232            $43,848              $49,632

The company sold certain notes receivable at face value with limited recourse during 1997 and 1996. The outstanding balance at year-end 1998 on all notes sold is $43 million, of which the company is contingently liable for $9 million should all the notes become uncollectible.


Long-term Debt

Long-term debt consists of the following:

        (In thousands)                                       1998                 1997
        10.625% senior notes due 2001                   $  300,000            $  300,000
        10.5% senior subordinated notes due 2004           250,000               250,000
-
        10.625% senior subordinated notes due 2007         250,000               250,000
        Term loans, due 1999 to 2004,
          average interest rate of 7.0% and 7.3%           224,269               249,731
        Revolving credit, average interest
          rates of 6.5% and 7.1%, due 2003                  89,000                30,000
        Medium-term notes, due 1999 to 2003,
          average interest rates of 7.2% and 7.3%           69,000                89,000
        Mortgaged real estate notes and other debt,
          net of asset sale proceeds escrow,
          varying interest rates from 4% to
          14.4%, due 2001 to 2005                            2,999                 6,188
                                                         1,185,268             1,174,919
        Less current maturities                            (41,368)              (47,608)

        Long-term debt                                  $1,143,900            $1,127,311

Five-year Maturities: Aggregate maturities of long-term debt for the next five years are as follows: 1999-$41 million; 2000-$72 million; 2001-$338 million; 2002-$51 million; and 2003-$135 million.

The 10.625% $300 million senior notes were issued in 1994 and mature December 15, 2001. The senior notes are unsecured senior obligations of the company, ranking the same as all other existing and future senior indebtedness and senior in right of payment to the subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness of the company with respect to assets securing such indebtedness, including loans under the company's senior secured credit facility. The senior notes are guaranteed by substantially all of the company's subsidiaries (see -Subsidiary Guarantee of Senior Notes below).

The senior subordinated notes consists of two issues: $250 million of 10.5% Notes due December 1, 2004 and $250 million of 10.625% Notes due July 31, 2007. The subordinated notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company. The company currently has no other subordinated indebtedness outstanding.

The company's $850 million senior secured credit facility consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock or other equity interests owned by the company in its subsidiaries. In addition, this credit facility is guaranteed by substantially all company subsidiaries. The stated interest rate on borrowings under the credit agreement is equal to a referenced index interest rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends, up to $70 million at year-end 1998, based on a formula tied to net earnings and equity issuances. Under the credit agreement, new issues of certain kinds of debt must have a maturity after January 2005. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

The credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At year-end 1998, borrowings under the credit facility totaled $224 million in term loans and $89 million of revolver borrowings, and $80 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At year-end 1998, the company would have been allowed to borrow an additional $431 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charges coverage ratio contained in the credit agreement, $35 million of additional fixed charges could have been incurred. The company's credit agreement and indentures limit restricted payments, including dividends, to $70 million at year-end 1998, based on a defined formula.

Medium-term Notes: Between 1990 and 1993, the company registered $565 million in medium-term notes. During that period, a total of $275 million was issued. The company has no plans to issue additional medium-term notes at this time.

Credit Ratings: On December 7, 1998, Standard & Poor's rating group ("S&P") announced it had placed its BB corporate credit rating, BB- senior unsecured debt rating, B+ subordinated debt rating, and BB+ bank loan rating for the company on CreditWatch with negative implications. The CreditWatch listing followed the company's December 7, 1998 announcement of its new strategic plan.

On December 8, 1998, Moody's Investors Service ("Moody's") announced it had confirmed its credit ratings of the company and had changed its rating outlook from stable to negative following the company's December 7, 1998 announcement of its new strategic plan. Moody's confirmed its Ba3 senior secured bank agreements rating, B1 senior unsecured sinking fund debentures, medium-term notes, senior notes, and issuer rating, and B3 senior subordinated unsecured notes rating.

Average Interest Rates: The average interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 10.1% for 1998, versus 10.6% in 1997. Including the effect of interest rate hedges, the interest rate of debt was 10.4% and 11.1% at the end of 1998 and 1997, respectively.

Interest Expense:  Components of interest expense are as follows:

        (In thousands)                                         1998               1997                1996
        Interest costs incurred:
          Long-term debt                                   $123,054           $121,356            $122,859
          Capital lease obligations                          37,542             36,414              35,656
          Other                                               1,589              5,922               5,055

          Total incurred                                    162,185            163,692             163,570
        Less interest capitalized                              (604)            (1,186)               (104)

        Interest expense                                   $161,581           $162,506            $163,466

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

Strategies for achieving the company's objectives have resulted in the company maintaining interest rate swap agreements covering $250 million aggregate principal amount of floating rate indebtedness at year-end 1998. The agreements all mature in 2000. The counterparties to these agreements are three major U.S. and international financial institutions.

The interest rate applicable to most of the company's floating rate indebtedness is equal to LIBOR, plus a margin. The average fixed interest rate paid by the company on the interest rate swaps at year-end 1998 was 7.22%, covering $250 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through three counterparty banks, and which had an average remaining life of 1.4 years at year-end 1998, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness.

The notional amounts of interest rate swaps did not represent amounts exchanged by the parties and are not a measure of the company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the hedge agreements. Notional amounts are not included in the consolidated balance sheet.

The company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (A- or higher from S&P or A3 or higher from Moody's) and the size and diversity of the counterparty banks. The hedge agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the company terminates the hedges prior to maturity.

Fleming's financial risk management policy requires that any interest rate hedge agreement be matched to designated interest-bearing assets or debt instruments. All of the company's hedge agreements have been matched to its floating rate indebtedness. At year-end 1998, the company's floating rate indebtedness consisted of the term loans and revolver loans under the credit agreement.

Accordingly, all outstanding swaps are matched swaps and the settlement accounting method is employed. Derivative financial instruments are reported in the balance sheet where the company has made or received a cash payment upon entering into or terminating the transaction. The carrying amount is amortized over the shorter of the initial life of the hedge agreement or the maturity of the hedged item. The company had a financial basis of zero and $0.3 million at year-end 1998 and 1997, respectively. In addition, accrued interest payable or receivable for the interest rate agreements is included in the balance sheet. Payments made or received under interest rate swap agreements are included in interest expense.

Fair Value of Financial Instruments: The fair value of long-term debt was determined using valuation techniques that considered market prices for actively traded debt, and cash flows discounted at current market rates for management's best estimate for instruments without quoted market prices. At year-end 1998, the carrying value of debt was higher than the fair value by $26 million, or 2.2% of the carrying value. At year-end 1997, the carrying value of debt was lower than the fair value by $44 million, or 3.7% of the carrying value. The fair value of notes receivable is comparable to the carrying value because of the variable interest rates charged on certain notes and because of the allowance for credit losses.

For derivatives, the fair value was estimated using termination cash values. At year-end 1998 and 1997, interest rate hedge agreement values would represent an obligation of $9 million.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -Accounting for Derivative Instruments and Hedging Activities ("SFAS No 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 1999. The company will adopt SFAS No. 133 by the required effective date. The company has not yet determined the impact on its financial statements from adopting the new standard.

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

        (In millions)                                                 1998                    1997
        Current assets                                                 $30                     $33
        Noncurrent assets                                              $52                     $80
        Current liabilities                                            $14                     $14
        Noncurrent liabilities                                          $7                      $6
        (In millions)                                                 1998                    1997             1996
        Net sales                                                     $362                    $379             $298
        Costs and expenses                                            $393                    $388             $314
        Net (loss)                                                    $(10)                    $(4)             $(8)

The 1998 loss includes impairment/restructuring and other costs related to the strategic plan totaling $19 million pre-tax ($15 million after-tax).


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

Accumulated amortization related to leased assets under capital leases was $70 million and $71 million at year-end 1998 and 1997, respectively.

Future minimum lease payment obligations for leased assets under capital leases as of year-end 1998 are set forth below:

        (In thousands)                                   Lease
        Years                                         Obligations
        1999                                           $ 30,709
        2000                                             29,692
        2001                                             29,147
        2002                                             28,122
        2003                                             27,939
        Later                                           266,813

        Total minimum lease payments                    412,422
        Less estimated executory costs                     (165)

        Net minimum lease payments                      412,257
        Less interest                                  (204,632)

        Present value of net minimum lease payments     207,625
        Less current obligations                         (9,956)

        Long-term obligations                          $197,669

Future minimum lease payments required at year-end 1998 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

        (In thousands)   Facility   Facilities   Equipment  Equipment      Net
        Years             Rentals    Subleased    Rentals   Subleased    Rentals
        1999           $  146,551   $ (58,122)     $16,310  $  (839)    $103,900
        2000              131,866     (48,588)      10,463     (570)      93,171
        2001              121,790     (41,500)       4,644     ( 62)      84,872
        2002              114,659     (36,621)       2,213        -       80,251
        2003              102,638     (27,352)         158        -       75,444
        Later             544,372     (95,464)          49        -      448,957

        Total lease
          payments     $1,161,876   $(307,647)     $33,837  $(1,471)    $886,595

The following table shows the composition of total annual rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

        (In thousands)                       1998        1997        1996
        Minimum rentals                    $178,294    $192,698    $208,250
        Contingent rentals                    1,971       2,002       1,874
        Less sublease income                (71,269)    (82,509)    (88,014)

        Rental expense                     $108,996    $112,191    $122,110

Direct Financing Leases: The company leases retail store facilities with terms generally ranging from 15 to 20 years which are subsequently subleased to customers. Most leases provide for a percentage rental based on sales performance in excess of specified minimum rentals. The leases usually contain provisions for one to four renewal options of five years each. The sublease to the customer is normally for an initial five year term with automatic five-year renewals at Fleming's discretion, which corresponds to the length of the initial term of the prime lease.

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 1998:

        (In thousands)                             Lease Rentals     Lease
        Years                                        Receivable   Obligations
        1999                                         $ 34,966       $ 28,278
        2000                                           32,327         27,095
        2001                                           29,989         25,931
        2002                                           28,478         25,763
        2003                                           27,047         25,315
        Later                                         170,865        162,579

        Total minimum lease payments                  323,672        294,961
        Less estimated executory costs                   (877)          (872)

        Net minimum lease payments                    322,795        294,089
        Less interest                                (128,176)      (120,584)

        Present value of net minimum
          lease payments                              194,619        173,505
        Less current portion                          (16,836)       (11,712)

        Long-term portion                            $177,783       $161,793

Contingent rental income and contingent rental expense are not material.


Shareholders' Equity

The company offers a Dividend Reinvestment and Stock Purchase Plan which provides shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 33,000 and 29,000 new shares in 1998 and 1997, respectively.

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

The company makes contributions to the ESOP based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2.5 million in 1998 and $2 million per year in 1997 and 1996. Dividends used by the ESOP for debt service and interest and compensation expense recognized by the company were not material.

The company issues shares of restricted stock to key employees under plans approved by the stockholders. Performance goals and periods of restriction are established for each award.

The fair value of the restricted stock at the time of the grant is recorded as unearned compensation - restricted stock which is netted against capital in excess of par within shareholders' equity. Compensation is amortized to expense when earned. During 1998, the company granted 32,000 shares of restricted stock with a weighted average grant date fair value of $300,000.
At year-end 1998, 166,000 shares remained available for award under all plans.

Information regarding restricted stock balances is as follows (in thousands):

                                               1998                1997
Awarded restricted shares outstanding           420                 638
Unearned compensation - restricted stock     $6,199             $11,887

The company may grant stock options to key employees through unrestricted non-qualified stock option plans. The stock options have a maximum term of 10 years and have time and/or performance based vesting requirements. At year-end 1998, there were 116,000 shares available for grant under the unrestricted stock option plans. Stock option transactions are as follows:

(Shares in thousands)               Shares      Weighted Average     Price Range
                                                Exercise Price
Outstanding, year-end 1995          1,887           $28.06         $19.44 - 42.13
   Granted                          1,005           $16.67         $16.38 - 19.75
   Canceled and forfeited            (261)          $29.07         $24.81 - 42.13

Outstanding, year-end 1996          2,631           $23.93         $16.38 - 42.13
   Granted                             80           $17.58         $17.50 - 18.13
   Exercised                           (8)          $16.38         $16.38 - 16.38
   Canceled and forfeited            (437)          $28.48         $16.38 - 42.13

Outstanding, year-end 1997          2,266           $22.65         $16.38 - 38.38
   Granted                            550           $10.18          $9.72 - 18.19
   Exercised                           (3)          $16.38         $16.38 - 16.38
   Canceled and forfeited            (403)          $25.40         $16.38 - 37.06

Outstanding, year-end 1998          2,410           $19.35          $9.72 - 38.38

Information regarding options outstanding at year-end 1998 is as follows:

                                                        All             Options
(Shares in thousands)                               Outstanding        Currently
                                                      Options         Exercisable
Option price $29.75 - $38.38:
   Number of options                                     145               145
   Weighted average exercise price                    $37.08            $37.08
   Weighted average remaining life in years                1


Option price $19.44 - $28.38:
   Number of options                                     897               402
   Weighted average exercise price                    $24.71            $24.37
   Weighted average remaining life in years                5

Option price $9.72 - $18.19:
   Number of options                                   1,368               431
   Weighted average exercise price                    $13.96            $16.52
   Weighted average remaining life in years                9

In the event of a change of control, the company may accelerate the vesting and payment of any award or make a payment in lieu of an award.

The company applies APB Opinion No. 25 - Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Total compensation cost recognized in income for stock based employee compensation awards was $3,160,000, $1,493,000 and $71,000 for 1998, 1997 and 1996,
respectively. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123 - Accounting for Stock-Based Compensation, reported net earnings (loss) and earnings (loss) per share, both before extraordinary charge, would have been $(511.7) million and $(13.48) for 1998, $37.9 million and $1.00 for 1997 and $26.5 million and
$.70 for 1996, respectively. The weighted average fair value on the date of grant of the individual options granted during 1998, 1997 and 1996 was estimated at $4.82, $8.81 and $12.56, respectively.

Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996 are: risk-free interest rate - 4.50% to 7.00%; expected lives of options - 10 years; expected volatility - 30% to 50%; and expected dividend yield of 0.5% to 0.8%.


Associate Retirement Plans and Postretirement Benefits

The company sponsors pension and postretirement benefit plans for substantially all non-union and some union associates.

Benefit calculations for the company's defined benefit pension plans are primarily a function of years of service and final average earnings at the time of retirement. Final average earnings are the average of the highest five years of compensation during the last 10 years of employment. The company funds these plans by contributing the actuarially computed amounts that meet funding requirements. Substantially all the plans' assets are invested in listed securities, short-term investments, bonds and real estate.

The company also has unfunded nonqualified supplemental retirement plans for selected associates.

The company offers a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans mentioned above.

                                                                Other
 (In thousands)               Pension Benefits        Postretirement Benefits
                              1998         1997           1998        1997
Change in benefit obligation:
Balance at beginning
  of year                  $350,993     $304,723        $16,441     $19,628
Service cost                 12,981       11,359            139         137
Interest cost                25,334       23,525          1,052       1,185

Plan participants'
  contributions                   -            -            851         775
Actuarial gain/loss          50,009       32,826          2,932        (410)
Amendments                    1,132            -              -           -
Benefits paid               (21,892)     (25,292)        (4,911)     (4,874)
SFAS #88 curtailment             47        3,852              -           -

Balance at end of year     $418,604     $350,993        $16,504     $16,441

Change in plan assets:
Fair value at beginning
  of year                  $262,484     $236,661         $    -      $    -
Actual return on assets      31,415       28,007              -           -
Employer contribution        44,532       23,108          4,911       4,874
Benefits paid               (21,892)     (25,292)        (4,911)     (4,874)

Fair value at end of year  $316,539     $262,484         $    -      $    -

Funded status             $(102,065)    $(88,509)      $(16,504)   $(16,441)
Unrecognized actuarial loss 127,984       93,262          3,781         848
Unrecognized prior
  service cost                1,481          704              -           -
Unrecognized net transition
  asset                        (588)        (856)             -           -

Net amount recognized     $  26,812     $  4,601       $(12,723)   $(15,593)

Amounts recognized in the
  consolidated balance sheet:
Prepaid benefit cost        $     -      $ 4,129       $      -    $      -
Accrued benefit liability   (69,714)     (62,817)       (12,723)    (15,593)
Intangible asset              1,304          399              -           -
Accumulated other
  comprehensive income       95,222       62,890              -           -

Net amount recognized       $26,812      $ 4,601       $(12,723)   $(15,593)

The following year-end assumptions were used for the plans mentioned above.

                                                                Other
                               Pension Benefits        Postretirement Benefits
                               1998         1997           1998        1997
Discount rate
  (weighted average)           6.50%        7.00%          6.50%       7.00%
Expected return on
  plan assets                  9.50%        9.50%             -           -
Rate of compensation
  increase                     4.00%        4.00%             -           -

Net periodic pension and other postretirement benefit costs include the following components:

                                                               Other
(In thousands)              Pension Benefits         Postretirement Benefits
                        1998      1997      1996      1998     1997     1996
Service cost          $12,981   $11,359   $11,109    $  139   $  137   $  147
Interest cost          25,334    23,525    21,506     1,052    1,185    1,443
Expected return on
  plan assets         (25,234)  (28,008)  (22,986)        -        -        -
Amortization of
  actuarial loss        9,105    11,533    11,169         -      (44)       -
Amortization of prior
  service cost            354       549       731         -        -        -
Amortization of net
  transition asset       (268)     (220)     (220)        -        -        -
Cost of termination
  benefits                  -         -         -         -       15        -

Net periodic benefit
  cost                $22,272   $18,738   $21,309    $1,191   $1,293   $1,590

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $419 million, $385 million, and $317 million, respectively, as of December 26, 1998 and $351 million, $319 million, and $262 million, respectively, as of December 27, 1997.

For measurement purposes in 1998 and 1997, a 9% annual rate of increase in the per capita cost of covered medical care benefits was assumed. In both 1998 and 1997, the rate for 1999 was assumed to remain at 9%, then decrease to 5% by the year 2007 and 2005, respectively, then remain level.

The effect of one-percentage point increase in assumed medical cost trend rates would have increased the accumulated postretirement benefit obligation as of December 31, 1998 from $16.5 to $17.4 million, and increased the total of the service cost and interest cost components of the net periodic cost from $1.19 million to $1.25 million. The effect of one-percentage point decrease in assumed medical cost trend rates would have decreased the accumulated postretirement benefit obligation as of December 31, 1998 from $16.5 to $15.7 million, and decreased the total of the service cost and interest cost components of the net periodic cost from $1.19 million to $1.14 million.

In some of the retail operations, contributory profit sharing plans are maintained by the company for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the Board of Directors and totaled $3 million in 1998 and $4 million in both 1997 and 1996.

Certain associates have pension and health care benefits provided under collectively bargained multiemployer agreements. Expenses for these benefits were $80 million, $81 million and $84 million for 1998, 1997 and 1996, respectively.


Facilities Consolidation and Restructuring

In 1993, the company recorded a charge of $108 million for facilities consolidations, reengineering, impairment of retail-related assets and elimination of regional operations. Components of the charge provided for severance costs, impaired property and equipment, product handling and damage, and impaired other assets. Four food distribution operating units were closed and one additional facility was to be closed as part of the facilities consolidation plan. Most impaired retail-related assets have been disposed or subleased. Regional operations have been eliminated. In 1995, management changed its estimates with respect to the general merchandising operations portion of the reengineering plan and reversed $9 million of the related reserve. In 1998, an eight-month study of all facets of the company's operations was undertaken by the Board of Directors, senior management and an outside consulting firm. A decision made early in this study was to reverse the remaining reserve related to the one additional facility that was to be closed.

Facilities consolidation and restructuring reserve activities are:

                                                     Reengineering/  Consolidation
                                                       Severance      Costs/Asset
        (In thousands)                      Total        Costs        Impairments
        Balance, year-end 1993             $85,521      $25,136        $60,385
        Expenditures and write-offs        (31,142)      (2,686)       (28,456)

        Balance, year-end 1994              54,379       22,450         31,929
        Credited to income                  (8,982)           -         (8,982)
        Expenditures and write-offs        (24,080)      (6,690)       (17,390)

        Balance, year-end 1995              21,317       15,760          5,557
        Expenditures and write-offs         (2,865)      (2,642)          (223)


        Balance, year-end 1996              18,452       13,118          5,334
        Expenditures and write-offs        (12,724)     (10,846)        (1,878)

        Balance, year-end 1997               5,728        2,272          3,456
        Credited to income                  (3,700)           -         (3,700)
        Expenditures and write-offs         (1,008)      (2,272)         1,264

        Balance, year-end 1998              $1,020       $    -         $1,020


Supplemental Cash Flows Information
       (In thousands)                       1998           1997        1996
       Acquisitions:
        Fair value of assets acquired      $32,080       $9,572
        Less:
        Liabilities assumed or created      (1,792)           -

     Existing company investment               (63)           -

         Cash paid, net of cash acquired   $30,225       $9,572              -

       Cash paid during the year for:
     Interest, net of
          amounts capitalized             $182,449     $179,180       $152,846
     Income taxes, net of refunds          $23,822      $30,664        $32,291
       Direct financing leases
     and related obligations                $9,349       $5,092        $17,062
       Property and equipment
     additions by capital leases           $70,684      $28,990        $11,111


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

Class Action Suits.
In 1996, the company and certain of its present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by a noteholder. In 1997, the court consolidated the stockholder cases (the noteholder case was also consolidated, but only for pre-trial purposes). During 1998 the noteholder case was dismissed and during 1999 the consolidated case was also dismissed, each without prejudice. The court has given the plaintiffs the opportunity to restate their claims.

The complaint filed in the consolidated cases asserts liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denies each of these allegations. The plaintiffs seek undetermined but significant damages. However, if the district court ruling described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company.

In 1997, the company won a declaratory judgment against certain of its insurance carriers regarding policies issued to Fleming for the benefit of its officers and directors ("D&O policies"). On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers (aggregating $60 million in coverage) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers have appealed.

Tru Discount Foods.
Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods. The case was initially referred to arbitration but later restored to the trial court; Fleming appealed. In 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. Although Tru Discount Foods has not quantified damages, it has made demand in the amount of $8 million. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome could have a material adverse effect on the company.

Don's United Super (and related cases).
In 1998, the company and two retired executives were named in a suit filed by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Six plaintiffs who were parties to supply contracts containing arbitration clauses were permitted to withdraw from the case.

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

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, with respect to some plaintiffs, the time period during which the alleged overcharges took place exceeds 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages.

In October 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director (Coddington Enterprises, Inc. et al. v. Dean Werries, et al.). The plaintiffs assert claims virtually identical to those set forth in the Don's complaint and have not quantified damages.

The company intends to vigorously defend its interests in these cases. Although management is currently unable to predict the ultimate outcome of this litigation, based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Storehouse Markets.
In 1998, the company and one of its associates were named in a suit filed by three current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs allege product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations and seek declaration of class action status and recovery of actual, punitive and treble damages. Damages have not been quantified. However, the company anticipates that the plaintiffs will seek substantial monetary damages. The company intends to vigorously defend its interests in this case but is currently unable to predict the ultimate outcome. Based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Y2K.
The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year-2000 requirements on a system-by-system basis. Fleming's plan includes extensive systems testing and is expected to be substantially completed by the third quarter of 1999. Although the company is developing greater levels of confidence regarding its internal systems, failure to ensure that the company's computer systems are year-2000 compliant could have a material adverse effect on the company's operations. In addition, failure of the company's customers or vendors to become year-2000 compliant could also have a material adverse effect on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Through the end of 1998, total expenditures to third parties were approximately $7 million.

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

Independent Auditors' Report

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 26, 1998, and December 27, 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 26, 1998. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 26, 1998, and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
February 18, 1999

Quarterly Financial Information
(In thousands, except per share amounts)
(Unaudited)

1998                                             First             Second             Third           Fourth             Year
Net sales                                    $4,567,126         $3,505,943        $3,438,766       $3,557,500         $15,069,335

Costs and expenses (income):
  Cost of sales                               4,118,032          3,158,295         3,108,993        3,208,921          13,594,241
  Selling and administrative                    371,546            290,025           290,875          323,866           1,276,312
  Interest expense                               51,202             35,861            37,348           37,170             161,581
  Interest income                               (11,305)            (8,308)           (8,559)          (8,564)            (36,736)
  Equity investment results                       3,589              3,248             2,669            2,116              11,622
  Litigation charges                              2,954              2,216             2,215              395               7,780
  Impair/restructuring charge                      (267)               916             6,038          646,050             652,737

    Total costs and expenses                  4,535,751          3,482,253         3,439,579        4,209,954          15,667,537

Earnings (loss) before taxes                     31,375             23,690              (813)        (652,454)           (598,202)
Taxes on income (loss)                           16,105             10,051             1,512         (115,275)            (87,607)

Net earnings (loss)                          $   15,270         $   13,639        $   (2,325)      $ (537,179)        $  (510,595)

Basic and diluted net
    income (loss) per share                        $.40               $.36             $(.06)      $   (14.11)            $(13.48)
Dividends paid per share                           $.02               $.02              $.02             $.02                $.08
Weighted average shares outstanding:
  Basic                                          37,804             37,859            38,039           38,084              37,887
  Diluted                                        37,972             38,027            38,039           38,084              37,887



1997                                             First             Second             Third           Fourth             Year
Net sales                                    $4,752,031         $3,550,654       $3,453,261       $3,616,720         $15,372,666

Costs and expenses (income):
  Cost of sales                               4,319,349          3,219,989        3,131,023        3,271,477          13,941,838
  Selling and administrative                    363,716            274,878          272,826          283,150           1,194,570
  Interest expense                               48,822             36,223           39,084           38,377             162,506
  Interest income                               (14,354)           (10,940)         (11,116)         (10,228)            (46,638)
  Equity investment results                       4,078              3,239            3,710            5,719              16,746
  Litigation charges                             19,218                -                -              1,741              20,959

    Total costs and expenses                  4,740,829          3,523,389        3,435,527        3,590,236          15,289,981

Earnings before taxes                            11,202             27,265           17,734           26,484              82,685
Taxes on income                                   5,938             14,450            8,214           15,361              43,963

Earnings before
  extraordinary charge                            5,264             12,815            9,520           11,123              38,722
Extraordinary charge                                  -                -             13,330                -              13,330

Net earnings                                 $    5,264         $   12,815       $   (3,810)      $   11,123         $    25,392

Earnings per share:
  Basic and diluted before
    extraordinary charge                           $.14               $.34             $.25             $.29               $1.02
  Extraordinary charge                                -                  -             $.35                -                $.35
  Basic and diluted net earnings                   $.14               $.34            $(.10)            $.29                $.67
Dividends paid per share                           $.02               $.02             $.02             $.02                $.08
Weighted average shares outstanding:
  Basic                                          37,801             37,804           37,804           37,804              37,803
  Diluted                                        37,810             37,829           37,840           37,970              37,862

The first three quarters of 1998 have been restated to reclassify certain expenses related to the strategic plan in the impairment/restructuring charge line. The fourth quarter of 1998 includes a charge of $661 million ($539 million after income tax benefit or $14.17 per share) related to the company's strategic plan.

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

            Schedule II - Valuation and Qualifying Accounts

(a) 3. (c)   Exhibits:

                                                                                            Page Number or
                    Exhibit                                                                Incorporation by
                    Number                                                                   Reference to
                     3.1          Certificate of Incorporation                             Exhibit 4.1 to
                                                                                           Form S-8 dated
                                                                                           September 3, 1996

                     3.2          By-Laws                                                  Exhibit 3.2 to Form
                                                                                           10-K for year ended
                                                                                           December 27, 1997


                     4.0          Credit Agreement, dated as of                            Exhibit 4.16 to Form
                                  July 25, 1997, among Fleming                             10-Q for quarter ended
                                  Companies, Inc., the Lenders party                       July 12, 1997
                                  thereto, BancAmerica Securities,
                                  Inc., as syndication agent, Societe
                                  Generale, as documentation agent and
                                  The Chase Manhattan Bank, as
                                  administrative agent

                     4.1          Security Agreement dated as of                           Exhibit 4.17 to Form
                                  July 25, 1997, between Fleming                           10-Q for quarter ended
                                  Companies, Inc., the company                             July 12, 1997
                                  subsidiaries party thereto and
                                  The Chase Manhattan Bank, as
                                  collateral agent

                     4.2          Pledge Agreement, dated as of                            Exhibit 4.18 to Form
                                  July 25, 1997, among Fleming                             10-Q for quarter ended
                                  Companies, Inc., the company                             July 12, 1997
                                  subsidiaries party thereto and
                                  The Chase Manhattan Bank, as
                                  collateral agent

                     4.3          Guarantee Agreement among the                            Exhibit 4.19 to Form
                                  company subsidiaries party thereto                       10-Q for quarter ended
                                  and The Chase Manhattan Bank, as                         July 12, 1997
                                  collateral agent

                     4.4          Indenture dated as of                                    Exhibit 4.9 to
                                  December 15, 1994, among Fleming,                        Form 10-K for year
                                  the Subsidiary Guarantors named                          ended December 31,
                                  therein and Texas Commerce Bank                          1994
                                  National Association, as Trustee,
                                  Regarding $300 million of 10 5/8%
                                  Senior Notes

                     4.5          Indenture, dated as of July 25, 1997,                    Exhibit 4.20 to Form
                                  among Fleming Companies, Inc., the                       10-Q for quarter ended
                                  Subsidiary Guarantors named therein                      July 12, 1997
                                  and Manufacturers and Traders Trust
                                  Company, as Trustee, regarding
                                  10 5/8% Senior Subordinated Notes
                                  due 2007

                     4.6          Indenture, dated as of July 25, 1997,                    Exhibit 4.21 to Form
                                  among Fleming Companies, Inc., the                       10-Q for quarter ended
                                  Subsidiary Guarantors named therein                      July 12, 1997
                                  and Manufacturers and Traders Trust
                                  Company regarding 10 1/2% Senior
                                  Subordinated Notes due 2004

                     4.7          First Amendment, dated as of October                     Exhibit 4.8 to Form
                                  5, 1998, to Credit Agreement dated                       10-Q for quarter ended
                                  July 25, 1997                                            October 3, 1998

                     4.8          Agreement to furnish copies of
                                  other long-term debt instruments

                    10.0          Dividend Reinvestment and                                Exhibit 28.1 to
                                  Stock Purchase Plan, as                                  Registration
                                  amended                                                  Statement No.
                                                                                           33-26648 and
                                                                                           Exhibit 28.3
                                                                                           to Registration
                                                                                           Statement No.
                                                                                           33-45190


                    10.1*         1985 Stock Option Plan                                   Exhibit 28(a) to
                                                                                           Registration
                                                                                           Statement No.
                                                                                           2-98602

                    10.2*         Form of Award Agreement for                              Exhibit 10.6 to
                                  1985 Stock Option Plan (1994)                            Form 10-K for year
                                                                                           ended December 25,
                                                                                           1993

                    10.3*         1990 Stock Option Plan                                   Exhibit 28.2 to
                                                                                           Registration
                                                                                           Statement No.
                                                                                           33-36586

                    10.4*         Form of Award Agreement for                              Exhibit 10.8 to
                                  1990 Stock Option Plan (1994)                            Form 10-K for year
                                                                                           ended December 25,
                                                                                           1993

                    10.5*         Form of Restricted Stock Award                           Exhibit 10.5 to
                                  Agreement for 1990 Stock Option                          Form 10-K for year
                                  Plan (1997)                                              ended December 27,
                                                                                           1997

                    10.6*         Fleming Management Incentive                             Exhibit 10.4 to
                                  Compensation Plan                                        Registration
                                                                                           Statement No.
                                                                                           33-51312

                    10.7*         Amended and Restated Supplemental                        Exhibit 10.10 to
                                  Retirement Plan                                          Form 10-K for year
                                                                                           ended December 31,
                                                                                           1994

                    10.8*         Form of Amended and Restated                             Exhibit 10.11 to
                                  Supplemental Retirement                                  Form 10-K for year
                                  Income Agreement                                         ended December 31,
                                                                                           1994

                    10.9*         Form of Amended and Restated                             Exhibit 10.13 to
                                  Severance Agreement between the                          Form 10-K for year
                                  Registrant and certain of its                            ended December 31,
                                  officers                                                 1994

                    10.10*        Fleming Companies, Inc. 1996                             Exhibit A to
                                  Stock Incentive Plan dated                               Proxy Statement
                                  February 27, 1996                                        for year ended
                                                                                           December 30, 1995

                    10.11*        Form of Restricted Award Agreement                       Exhibit 10.12 to
                                  for 1996 Stock Incentive Plan (1997)                     Form 10-K for year
                                                                                           ended December 27,
                                                                                           1997

                    10.12*        Phase III of Fleming Companies,                          Exhibit 10.17 to
                                  Inc. Stock Incentive Plan                                Form 10-K for year
                                                                                           ended December 25,
                                                                                           1993

                    10.13*        Amendment No. 1 to the                                   Exhibit 10.16 to
                                  Fleming Companies, Inc. 1996                             Form 10-K for year
                                  Stock Incentive Plan                                     ended December 28,
                                                                                           1996


                    10.14*        Supplemental Income Trust                                Exhibit 10.20 to
                                                                                           Form 10-K for year
                                                                                           ended December 31,
                                                                                           1994

                    10.15*        First Amendment to Fleming                               Exhibit 10.19 to
                                  Companies, Inc. Supplemental                             Form 10-K for year
                                  Income Trust                                             ended December 28,
                                                                                           1996

                    10.16*        Form of Employment Agreement                             Exhibit 10.20 to
                                  between Registrant and certain                           Form 10-K for year
                                  of the employees                                         ended December 31,
                                                                                           1994

                    10.17*        Economic Value Added Incentive                           Exhibit A to Proxy
                                  Bonus Plan                                               Statement for year
                                                                                           ended December 31,
                                                                                           1994

                    10.18*        Agreement between the                                    Exhibit 10.24 to
                                  Registrant and                                           Form 10-K for year
                                  William J. Dowd                                          ended December 30,
                                                                                           1995

                    10.19*        Amended and Restated                                     Exhibit 10.23 to
                                  Supplemental Retirement                                  Form 10-K for year
                                  Income Agreement for                                     ended December 28,
                                  Robert E. Stauth                                         1996

                    10.20*        Supplemental Retirement                                  Exhibit 10.24 to
                                  Income Agreement of Fleming                              Form 10-K for year
                                  Companies, Inc. And William                              ended December 28,
                                  J. Dowd                                                  1996

                    10.21*        Executive Past Service Benefit                           Exhibit 10.23 to
                                  Plan (November 1997)                                     Form 10-K for year
                                                                                           ended December 27,
                                                                                           1997

                    10.22*        Form of Agreement for Executive                          Exhibit 10.24 to
                                  Past Service Benefit Plan                                Form 10-K for year
                                  (November 1997)                                          ended December 27,
                                                                                           1997

                    10.23*        Executive Deferred Compensation                          Exhibit 10.25 to
                                  Plan (November 1997)                                     Form 10-K for year
                                                                                           ended December 27,
                                                                                           1997

                    10.24*        Executive Deferred Compensation                          Exhibit 10.26 to
                                  Trust (November 1997)                                    Form 10-K for year
                                                                                           ended December 27,
                                                                                           1997

                    10.25*        Form of Agreement for Executive                          Exhibit 10.27 to
                                  Deferred Compensation Plan (November                     Form 10-K for year
                                  1997)                                                    ended December 27,
                                                                                           1997

                    10.26         Fleming Companies, Inc. Associate                        Exhibit 10.28 to
                                  Stock Purchase Plan                                      Form 10-K for year
                                                                                           ended December 27,
                                                                                           1997


                    10.27         Settlement Agreement between                             Exhibit 10.25 to Form
                                  Fleming Companies, Inc. and                              10-Q for quarter ended
                                  Furr's Supermarkets, Inc. dated                          October 4, 1997
                                  October 23, 1997

                    10.28*        Form of Amended and Restated Agreement                   Exhibit 10.30 to Form
                                  for Fleming Companies, Inc. Executive                    10-Q for quarter ended
                                  Past Service Benefit Plan                                October 3, 1998

                    10.29*        Form of Amended and Restated Agreement                   Exhibit 10.31 to Form
                                  for Fleming Companies, Inc. Executive                    10-Q for quarter ended
                                  Deferred Compensation Plan                               October 3, 1998

                    10.30*        Amended and Restated Supplemental                        Exhibit 10.32 to Form
                                  Retirement Income Agreement between                      10-Q for quarter ended
                                  William J. Dowd and Fleming Companies,                   October 3, 1998
                                  Inc. dated August 18, 1998

                    10.31*        Form of Amended and Restated Restricted                  Exhibit 10.33 to Form
                                  Stock Award Agreement under Fleming                      10-Q for quarter ended
                                  Companies, Inc. 1996 Stock Incentive                     October 3, 1998
                                  Plan

                    10.32*        Form of Amended and Restated Non-                        Exhibit 10.34 to Form
                                  Qualified Stock Option Agreement                         10-Q for quarter ended
                                  under the Fleming Companies, Inc.                        October 3, 1998
                                  1996 Stock Incentive Plan

                    10.33*        First Amendment to Economic Value Added                  Exhibit 10.36 to Form
                                  Incentive Bonus Plan for Fleming                         10-Q for quarter ended
                                  Companies, Inc.                                          October 3, 1998

                    10.34*        Amendment No. 2 to Economic Value Added                  Exhibit 10.37 to Form
                                  Incentive Bonus Plan for Fleming                         10-Q for quarter ended
                                  Companies, Inc.                                          October 3, 1998

                    10.35*        Form of Amendment to Certain Employment                  Exhibit 10.38 to Form
                                  Agreements                                               10-Q for quarter ended
                                                                                           October 3, 1998

                    10.36*        Form of First Amendment to Restricted                    Exhibit 10.39 to Form
                                  Stock Award Agreement for Fleming                        10-Q for quarter ended
                                  Companies, Inc. 1996 Stock Incentive                     October 3, 1998
                                  Plan


                    10.37*        Settlement and Severance Agreement by                    Exhibit 10.40 to Form
                                  and between Fleming Companies, Inc.                      10-Q for quarter ended
                                  and Robert E. Stauth dated August 28,                    October 3, 1998
                                  1998

                    10.38*        1999 Stock Incentive Plan

                    10.39*        Form of Non-Qualified Stock
                                  Option Agreement for 1999
                                  Stock Incentive Plan

                    10.40*        Corporate officer Incentive Plan

                    10.41*        Employment Agreement for Mark Hansen
                                  dated as of November 30, 1998

                    10.42*        Restricted Stock Agreement under
                                  1990 Stock Incentive Plan for Mark
                                  Hansen dated as of November 30, 1998

                    10.43*        Form of Amendment to Employment
                                  Agreement between Registrant and
                                  certain executives dated as of
                                  March 2, 1999

                    10.44*        Amendment No. One to 1990 Stock
                                  Option Plan

                    10.45*        Fleming Companies, Inc. 1990 Stock
                                  Incentive Plan (as amended)

                    10.46*        Fleming Companies, Inc. Amended and
                                  Restated Directors' Compensation
                                  and Stock Equivalent Unit Plan

                    10.47*        Severance Agreement for Thomas L.
                                  Zaricki dated January 29, 1999

                    10.48*        Severance Agreement for Harry L.
                                  Winn, Jr. dated February 22, 1999

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

(b) Reports on Form 8-K:

    On November 30, 1998, registrant announced that the Board of Directors had elected Mark S. Hansen as chairman and chief executive officer.

    On December 7, 1998, registrant announced the approval of the strategic plan by the Board of Directors.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 1999.

                                       FLEMING COMPANIES, INC.


                                           MARK S. HANSEN

                                       By: Mark S. Hansen
                                           Chairman and
                                           Chief Executive Officer
                                           (Principal executive and
                                           financial officer)


                                           KEVIN TWOMEY

                                       By: Kevin Twomey
                                           Senior Vice President - Controller
                                           (Principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March 1999.

MARK S. HANSEN              JACK W. BAKER *             HERBERT M. BAUM *
Mark S. Hansen              Jack W. Baker               Herbert M. Baum
(Chairman of the Board)       (Director)                  (Director)

ARCHIE R. DYKES *           CAROL B. HALLETT *          EDWARD C. JOULLIAN III *
Archie R. Dykes             Carol B. Hallett            Edward C. Joullian III
  (Director)                  (Director)                  (Director)

GUY A. OSBORN *                                         DAVID A. RISMILLER *
Guy A. Osborn               Alice M. Peterson           David A. Rismiller
  (Director)                  (Director)                  (Director)

DAVID R.ALMOND
David R. Almond
(Attorney-in-fact)

*A Power of Attorney authorizing David R. Almond to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                                                                     SCHEDULE II

                             FLEMING COMPANIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          YEARS ENDED DECEMBER 26, 1998
                    DECEMBER 27, 1997, AND DECEMBER 28, 1996

                                 (In thousands)

                                                           Allowance
                                                              for
                                                         Credit Losses            Current         Noncurrent
BALANCE, December 30, 1995                                    $53,404             $35,136            $18,268

Charged to costs and expenses                                  26,921              19,406              7,515

Uncollectible accounts written-off,
  less recoveries                                             (35,693)            (29,883)            (5,810)

Asset Impairment                                                5,000                   -              5,000

BALANCE, December 28, 1996                                    $49,632             $24,659            $24,973

Charged to cost and expenses                                   24,484              11,989             12,495

Uncollectible accounts written-off,
  less recoveries                                             (32,655)            (17,636)           (15,019)

Asset impairment                                                2,387                   -              2,387

BALANCE, December 27, 1997                                    $43,848             $19,012            $24,836

Charged to cost and expenses                                   23,498               9,979             13,519

Uncollectible accounts written-off,
  less recoveries                                             (20,114)             (9,012)           (11,102)

BALANCE, December 26, 1998                                    $47,232             $19,979            $27,253