Form 10-Q
period 1999-04-17
FLEMING COMPANIES INC /OK/
filed 1999-06-01
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                         	WASHINGTON, D.C. 20549

                                	FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999 is as follows:

                Class                             Shares Outstanding
     Common stock, $2.50 par value                    38,384,000

                                  INDEX
                                                                 Page
                                                               	Number
Part I.  FINANCIAL INFORMATION:

  Item 1.	Financial Statements

          Consolidated Condensed Statements of Operations -
            16 Weeks Ended April 17, 1999,
            and April 18, 1998

          Consolidated Condensed Balance Sheets -
            April 17, 1999, and December 26, 1998

          Consolidated Condensed Statements of Cash Flows -
            16 Weeks Ended April 17, 1999,
            and April 18, 1998

          Notes to Consolidated Condensed Financial Statements

          Independent Accountants' Review Report

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION:

  Item 1. Legal Proceedings

  Item 4. Results of Votes of Security Holders

  Item 6. Exhibits and Reports on Form 8-K

Signatures

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 16 weeks ended April 17, 1999, and April 18, 1998
(In thousands, except per share amounts)
==============================================================================
                                             1999               1998
------------------------------------------------------------------------------
Net sales                                 $4,465,246         $4,567,126

Costs and expenses:
  Cost of sales	                           4,036,868          4,124,858
  Selling and administrative                 376,995           	364,720
  Interest expense                            51,606             51,202
  Interest income                             (9,350)          	(11,305)
  Equity investment results                    3,556              3,589
  Litigation charge                                -              2,954
  Impairment/restructuring charge             37,036               (267)
------------------------------------------------------------------------------
Total costs and expenses                   4,496,711          4,535,751
------------------------------------------------------------------------------

Earnings (loss) before taxes                 (31,465)            31,375
Taxes on income (loss)                        (7,224)            16,105
------------------------------------------------------------------------------
Net earnings (loss)                       $  (24,241)        $   15,270
==============================================================================

Basic and diluted net earnings (loss)
  per share                                    $(.64)              $.40
Dividends paid per share                        $.02               $.02
Weighted average shares outstanding:
  Basic                                       38,143             37,804
  Diluted                                     38,143             37,972
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
==============================================================================
                                              April 17,         December 26,
Assets                                          1999                1998
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                   $   42,012        $    5,967
  Receivables                                    399,705           450,905
  Inventories                                    869,120           984,287
  Other current assets                           164,049           146,757
------------------------------------------------------------------------------
Total current assets                           1,474,886         1,587,916
Investments and notes receivable                 107,681           119,468
Investment in direct financing leases            154,030           177,783

Property and equipment                         1,553,361         1,554,884
Less accumulated depreciation and amortization  (745,512)         (734,819)
------------------------------------------------------------------------------
Net property and equipment                       807,849           820,065
Deferred income taxes                             53,601            51,497
Other assets                                     209,760           154,524
Goodwill                                         556,821           579,579
------------------------------------------------------------------------------

Total assets                                  $3,364,628        $3,490,832
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                           $  803,687         $  945,475
  Current maturities of long-term debt           40,368             41,368
  Current obligations under capital leases       21,915             21,668
  Other current liabilities                     250,154            272,573
------------------------------------------------------------------------------
    Total current liabilities                 1,116,124          1,281,084
Long-term debt                                1,207,307          1,143,900
Long-term obligations under capital leases      351,138            359,462
Other liabilities                               143,250            136,455

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share        96,224             96,356
  Capital in excess of par value                510,936            509,602
  Reinvested earnings                            (1,839)            23,155
  Accumulated other comprehensive income:
    Additional minimum pension liability        (57,133)           (57,133)
------------------------------------------------------------------------------
      Accumulated other comprehensive income    (57,133)           (57,133)
  Less ESOP note                                 (1,379)            (2,049)
------------------------------------------------------------------------------
    Total shareholders' equity                  546,809            569,931
------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $3,364,628         $3,490,832
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 17, 1999, and April 18, 1998
(In thousands)
==============================================================================
                                                     	1999           	1998
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                             $ (24,241)        $ 15,270
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                    46,317           56,379
    Credit losses                                     7,942            2,713
    Deferred income taxes                           (12,641)          10,323
    Equity investment results                         3,556            3,589
    Consolidation and restructuring reserve activity   (148)          (5,126)
    Impairment/restructuring and related charges     45,546               18
    Cash payments on impairment/restucturing
      and related charges                           (17,574)               -
    Change in assets and liabilities, excluding
      effect of acquisitions:
      Receivables                                    48,722           (6,512)
      Inventories                                   111,128           61,809
      Accounts payable                             (141,788)         (71,108)
      Other assets and liabilities                  (35,811)         (14,122)
    Other adjustments, net                              576           (3,462)
------------------------------------------------------------------------------
      Net cash provided by operating activities      31,584           49,771
------------------------------------------------------------------------------

Cash flows from investing activities:
  Collections on notes receivable                     8,031           16,890
  Notes receivable funded                            (4,541)         (10,350)
  Purchase of property and equipment                (50,041)         (38,334)
  Proceeds from sale of property and equipment        3,465           10,708
  Investments in customers                           (1,935)               -
  Proceeds from sale of investment                    2,084            3,514
  Businesses acquired                               (10,704)               -
  Other investing activities                            (51)           1,382
------------------------------------------------------------------------------
    Net cash used in investing activities           (53,692)         (16,190)
------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                101,000           35,000
  Principal payments on long-term debt              (38,593)         (55,268)
  Principal payments on capital lease obligations    (3,614)          (6,575)
  Sale of common stock under incentive
    stock and stock ownership plans                     178              219
  Dividends paid                                       (787)            (778)
  Other financing activities                            (31)            (386)
------------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                           58,153          (27,788)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents            36,045            5,793
Cash and cash equivalents, beginning of period        5,967           30,316
------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $ 42,012         $ 36,109
==============================================================================

Supplemental information:
  Cash paid for interest                           $ 41,070         $ 43,721
  Cash paid for taxes                              $ 11,301         $  8,967
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements (See independent accountants' review report)

1. The consolidated condensed balance sheet as of April 17, 1999, and the consolidated condensed statements of operations and cash flows for the 16 weeks ended April 17, 1999 and April 18, 1998, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 17, 1999, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings or loss per share are computed based on net earnings or loss divided by weighted average shares as appropriate for each calculation.

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

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1998 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $48 million at April 17, 1999, and $44 million at December 26, 1998.

4. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

==============================================================================
                                          For the 16 weeks ended
                                            April 17, April 18,
      ($ in millions)                         1999        1998
------------------------------------------------------------------------------
      Sales:
        Food distribution                   $4,002       $4,096
        Intersegment elimination              (675)        (610)
------------------------------------------------------------------------------
        Net food distribution                3,327        3,486
        Retail food                          1,138        1,081
------------------------------------------------------------------------------
      Total sales                           $4,465       $4,567
==============================================================================

      Operating earnings:
        Food distribution                     $ 83         $ 92
        Retail food                             13           19
        Corporate                              (45)         (33)
------------------------------------------------------------------------------
      Total operating earnings                  51           78
      Interest expense                         (51)         (51)
      Interest income                            9           11
      Equity investment results                 (3)          (4)
      Litigation charge                          -           (3)
      Impairment/restucturing charge           (37)           -
------------------------------------------------------------------------------

      Earnings (loss) before taxes            $(31)        $ 31
==============================================================================

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost.

5. The company's comprehensive loss totaled $24.2 million for the 16 weeks ended April 17, 1999. The company's comprehensive income totaled $20.2 million for the 16 weeks ended April 18, 1998. The comprehensive loss in 1999 was comprised only of the reported net loss, whereas the comprehensive income in 1998 was comprised of the reported net income plus changes in foreign currency translation adjustments.

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

Class Action Suits.
In 1996, certain stockholders and one noteholder filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. The noteholder case was also consolidated, but only for pre-trial purposes. During 1998, the noteholder case was dismissed and during the first quarter of 1999, the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims without prejudice and amended complaints were filed in both cases during the first quarter of 1999. In May 1999, the company filed motions to dismiss in both cases.

Tru Discount Foods.
Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods, which counterclaimed on various grounds. The case was initially referred to arbitration but later returned to the trial court; Fleming appealed. In 1997, the defendant amended its counterclaim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. Although Tru Discount Foods has not quantified damages, it has made demand in the amount of $8 million. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome could have a material adverse effect on the company.

Don's United Super (and related cases).
In March 1998, the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. Six plaintiffs who were parties to supply contracts containing arbitration clauses were permitted to withdraw from the case.

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

In October 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action in the United States District Court for the Western District of Missouri against the company and two former officers, one of whom was a director (Coddington Enterprises, Inc. et al. v. Dean Werries, et al.). The plaintiffs assert claims virtually identical to those set forth in the Don's complaint and have not quantified damages in their pleadings.

Plaintiffs have made a settlement demand in the Don's case for $42 million and in the Coddington case for $44 million. The company intends to vigorously defend its interests in these cases. Although management is currently unable to predict the ultimate outcome of this litigation, based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Storehouse Markets.
In 1998, the company and one of its associates were named in a suit filed in the United States District Court for the District of Utah by three current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs allege product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations and seek declaration of class action status and recovery of actual, punitive and treble damages. Damages have not been quantified. However, the company anticipates that the plaintiffs will seek substantial monetary damages. The company intends to vigorously defend its interests in this case but is currently unable to predict the ultimate outcome. Based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

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

Program costs to comply with year-2000 requirements are being expensed as incurred. Through the end of the first quarter of 1999, total expenditures to third parties were approximately $7 million.

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

                               April 17,         April 18,
(In millions)                    1999              1998
Current assets                   $28               $31
Noncurrent assets                $51               $72
Current liabilities              $15               $15
Noncurrent liabilities            $7                $7

                                    16 weeks ended
                               April 17,         April 18,
(In millions)                    1999              1998
Net sales                        $104              $110
Costs and expenses               $106              $112
Net earnings (loss)               $(1)              $(1)

8. The accompanying operating statements include the following:

                                      16 weeks ended
                               April 17,          April 18,
(In thousands)                   1999               1998
Depreciation and amortization
  (includes amortized costs in
  interest expense)            $46,317            $56,379
Amortized costs in
  interest expense              $1,498             $1,839

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth ("strategic plan"). Described below are the four major initiatives of the strategic plan along with a status update of each initiative:

o Consolidate food distribution operations. This initially required divestiture of seven operating units - two in 1998 and five in 1999. Of the five divestitures in 1999, all but one have been completed.
  An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Although there has been some loss in sales for all of these divestitures, many of the customers at these operating units were transferred and are being serviced by remaining operating units. Transferring customer business to a higher volume, better utilized facility benefits the customer with better product variety and improved buying opportunities. The company benefits with better coverage of fixed expenses.

o Grow food distribution sales aggressively. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining food distribution operations enhances their competitiveness and the company intends to capitalize on these improvements. During the first quarter of 1999, significant new customers were added in the food distribution segment of the business.

o Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups, but also requires increased investments in market leading chains or groups. During the first quarter of 1999, the divestiture of a second under-performing company-owned retail chain was announced. The divestiture of both chains is well underway. Also during the first quarter of 1999, the company negotiated and recently finalized the purchase of a number of retail stores that are considered to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter. Same-store sales for the first quarter of 1999, although still negative, improved over previous quarters.

o Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives to reduce complexity in business systems are underway. These initiatives should reduce costs and improve the company's profitability and competitiveness. During the first quarter of 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions.

The total pre-tax charge of the strategic plan is presently estimated at $810 million. The pre-tax charge recorded to-date is $714 million ($46 million in the first quarter of 1999 and $668 million recorded in 1998). After tax, the expense for the first quarter of 1999 was $32 million or $.84 per share. The $96 million of costs relating to the strategic plan not yet charged against income will be recorded throughout the rest of 1999 and 2000 at the time such costs are accruable.

The $46 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the first quarter of 1999 as follows:
$6 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $37 million was included in the impairment/ restructuring charge line. The $46 million charge consisted of the following components:

o Impairment of assets of $24 million. The impairment components were $22 million for goodwill and $2 million for other long-lived assets.

o Restructuring charges of $13 million. The restructuring charges consisted primarily of severance, lease liabilities and pension withdrawal liabilities.

o Other disposition and related costs of $9 million. These costs consist primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The $46 million charge relates to the company's segments as follows: $32 million relates to the food distribution segment and $8 million relates to the retail food segment with the balance relating to corporate overhead expenses.

The strategic plan includes workforce reductions which have been recorded to-date as follows:

($'s in thousands)                   Amount   Headcount
1998 Activity:
   Charge                            $25,441    1,430
   Terminations                       (3,458)    (170)
   Ending Liability                  $21,983    1,260
1999 Activity:
   Charge                              8,565      910
   Terminations                      (12,039)    (970)
   Qtr 1 Ending Liability            $18,509    1,200

Additionally, the strategic plan includes charges related primarily to lease obligations which totaled approximately $42 million ($4 million in the first quarter of 1999 and $38 million in 1998) that will be reduced over the expected remaining lease terms.

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



Independent Accountants' Review Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of April 17, 1999, and the related condensed consolidated statements of income and of cash flows for the sixteen weeks ended April 17, 1999 and April 18, 1998. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleming Companies Inc. and subsidiaries as of December 26, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
May 5, 1999



Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

The company's performance for the past three years was disappointing and concerning. In early 1998 the Board of Directors and senior management began an extensive strategic planning process that evaluated all aspects of the business. With the help of a consulting firm, the evaluation and planning process was completed late in 1998. In December 1998, a new strategic plan was approved and implementation efforts began. The strategic plan involves three key strategies to restore sales and earnings growth: focus resources to improve performance, build sales and revenues more aggressively in our wholesale business and company-owned retail stores, and reduce overhead and operating costs to improve profitability system-wide.

The three strategies are further defined in the following four major initiatives:

o Consolidate food distribution operations. This initially required divestiture of seven operating units - two in 1998 and five in 1999. Of the five divestitures in 1999, all but one have been completed.
  An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Although there have been some loss in sales for all of these divestitures, many of the customers at these seven operating units were transferred and are being serviced by remaining operating units. Transferring customer business to a higher volume, better utilized facility benefits the customer with better product variety and improved buying opportunities. The company benefits with better coverage of fixed expenses. During these divestitures the company has proceeded as quickly as practical, but the company is very sensitive to customer requirements and has and will continue to pace divestitures to meet those requirements. The capital returned from the divestitures has been reinvested in the business.

o Grow food distribution sales aggressively. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining food distribution operations enhance their competitiveness and the company intends to capitalize on these improvements. Growth is expected from increasing the amount of sales with existing customers and attracting new customers. During the first quarter of 1999, significant new customers were added in the food distribution segment of the business.

o Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups, but also requires increased investments in market leading chains or groups. New stores and remodels are expected to improve performance.
  Improved performance is also expected from the market leading chains through adoption of best practices. During the first quarter of 1999, the divestiture of a second under-performing company-owned retail chain was announced. The divestiture of both chains is well underway. Also during the first quarter of 1999, the company negotiated and recently finalized the purchase of a number of retail stores that are considered to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter. Same-store sales for the first quarter of 1999, although still negative, improved over previous quarters.

o Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives to reduce complexity in business systems are underway. These initiatives should reduce costs and improve the company's profitability and competitiveness. During the first quarter of 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions later this year.

Implementation of the strategic plan is expected to continue through the year 2000. This time frame design accommodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond the year 2000 because certain disposition related costs can only be expensed when incurred.

The total pre-tax charge of the strategic plan is presently estimated at $810 million. The pre-tax charge recorded to-date is $714 million ($46 million in the first quarter of 1999 and $668 million recorded in 1998). Of the $46 million charge in the first quarter of 1999, only $15 million is expected to require cash expenditures. The remaining $31 million consisted of noncash items. The $46 million charge consisted of the following components:

o Impairment of assets of $24 million. The impairment components were $22 million for goodwill and $2 million for other long-lived assets.

o Restructuring charges of $13 million. The restructuring charges consisted primarily of severance, lease liabilities and pension withdrawal liabilities.

o Other disposition and related costs of $9 million. These costs consist primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $24 million or $.64 per share for the first quarter of 1999. The after-tax effect of the strategic plan charge on the company's first quarter of 1999 was $32 million or $.84 per share. Excluding the strategic plan charge, the company would have recorded net income of $8 million or $.20 per share. EBITDA for the first quarter of 1999, excluding the strategic plan charge, was $114 million.

Additional pre-tax expense relating to the strategic plan of approximately $96 million is expected throughout the rest of 1999 and 2000 as implementation of the strategic plan continues. Approximately $63 million of these future expenses are expected to require cash expenditures. The remaining $33 million of the future expense relates to noncash items. These future expenses will consist primarily of severance, real estate-related divestiture expenses, pension withdrawal liabilities and other costs expensed when incurred.

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

Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

==============================================================================
                                                       April 17,    April 18,
For the 16-weeks ended                                    1999         1998
------------------------------------------------------------------------------
Net sales                                              100.00 %     100.00 %

Gross margin                                             9.60         9.68
Less:
Selling and administrative                               8.44         8.00
Interest expense                                         1.16         1.12
Interest income                                          (.21)        (.25)
Equity investment results                                 .08          .08
Litigation charge                                           -          .06
Impairment/restructuring charge                           .83         (.01)
------------------------------------------------------------------------------

Total expenses                                          10.30         9.00
------------------------------------------------------------------------------

Earnings (loss) before taxes                             (.70)         .68
Taxes on income (loss)                                   (.16)         .35
------------------------------------------------------------------------------

Net income (loss)                                        (.54)%        .33 %
==============================================================================

Net sales.
Sales for the first quarter (16 weeks) of 1999 decreased by $102 million, or 2%, to $4.5 billion from the same period in 1998.

Net sales for the food distribution segment were $3.3 billion in 1999 compared to $3.5 billion in 1998. The loss of sales from Furr's and the Portland division as well as the prospective loss of sales from Randall's and United moving to self-distribution will result in sales comparisons to prior periods being negative for some time.

Retail food segment sales increased $57 million, or 5%, in 1999 to $1.1 billion from the same period in 1998. The increase in sales was due primarily to new stores added since first quarter 1998. This was offset partially by a decrease of 0.8% in same-store sales for the first quarter of 1999 compared to the same period in 1998 and the closing of non-performing stores. Although the same store comparison is a negative 0.8%, it is an improvement from the negative 4.5% reported in the first quarter of 1998.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation for the first quarter of 1999 was up slightly at 2.3% compared to 2.0% for the same period in 1998.

Gross margin.
Gross margin for the first quarter of 1999 decreased by $14 million, or 3%, to $428 million from $442 million for the same period in 1998, and also decreased as a percentage of net sales to 9.60% from 9.68% for the same period in 1998.
The decrease was due, in part, to the overall sales decrease combined with unfavorable adjustments resulting from additional stores being closed.
Additionally, gross margin in the first quarter of 1999 was adversely affected by costs relating to the strategic plan, primarily inventory valuation adjustments. The decreases were offset somewhat by an overall increase in the retail food segment, which has the better margins of the two segments.

Selling and administrative expenses.
Selling and administrative expenses for the first quarter of 1999 increased by $12 million, or 3%, to $377 million from $365 million for the same period in 1998 and increased as a percentage of net sales to 8.44% for 1999 from 8.00% in 1998. The increase was partly due to increased operating expense in the retail food segment. The increase was also partly due to costs relating to the strategic plan, including $3 million in disposition related costs. Credit loss expense is included in selling and administrative expenses and was $8 million for the first quarter of 1999 compared to $3 million for the same period in 1998.

As more fully described in the 1998 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Operating earnings.
Operating earnings for the food distribution segment decreased by $9 million, or 10%, to $83 million for the first quarter of 1999 from $92 million for the same period of 1998. Operating earnings were affected primarily by costs relating to the strategic plan, lower sales and higher credit loss expense, offset in part by improved results in continuing operations.

Operating earnings for the retail food segment decreased by $6 million, or 32%, to $13 million for the first quarter of 1999 from $19 million for the same period of 1998. Operating earnings were affected primarily by costs relating to the strategic plan and a 0.8% decrease in same-store sales.
Partially offsetting these decreases were improved expense controls.

Corporate expenses increased in the first quarter of 1999 compared to the same period of 1998 by $12 million, or 36%, to $45 million from $33 million.
Closed store expense, the LIFO charge and incentive compensation expense were higher in 1999 than in 1998.

Interest expense.
Interest expense for the first quarter of 1999 was less than $1 million higher than 1998 due primarily to higher average debt balances offset by lower average interest rates.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For the first quarter of 1999, interest rate hedge agreements contributed $1.5 million of interest expense which is unchanged from the contribution made in the same period of 1998. For a description of these derivatives, see Item 7A. Quantitative and Qualitative Disclosures about
Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

Interest income.
Interest income for the first quarter of 1999 was $2 million lower than 1998 due to lower average balances and interest rates for the company's notes receivable and investment in direct financing leases.

Equity investment results.
The company's portion of operating losses from equity investments remained unchanged at $4 million for the first quarter of 1999 compared to the same period of 1998.

Litigation charge.
In October 1997, the company began paying Furr's $800,000 per month as part of a settlement agreement. In 1998, the $3 million charge in the first quarter represented this payment. The payments ceased upon the closing of the sale of the El Paso product supply center to Furr's in October 1998.

Impairment/restructuring charge.
In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and to improve the company's performance by building stronger operations that can better support long-term growth. The pre-tax charge recorded in the Consolidated Condensed Statements of Operations was $46 million for the first quarter of 1999. The net charge for the first quarter of 1998 was not significant. The $46 million charge in 1999 was recorded with $37 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. See -General above and Note 9.
in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rate used for the first quarter of 1999 was 23.0%. This is a blended rate taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these transactions during the year. The tax rate used for the first quarter of 1998 was 51.3%.

Other.
Several factors negatively affecting earnings in the first 16-weeks of 1999 are likely to continue for the near term. Management believes that these factors include lower sales and operating losses in certain company-owned retail stores.


Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital structure at the end of the first quarter of 1999 and at the end of fiscal
1998:


==============================================================================
Capital Structure (In millions)    April 17, 1999     December 26, 1998
------------------------------------------------------------------------------
Long-term debt                     $1,248    57.6%    $1,185    55.5%
Capital lease obligations             373    17.2        381    17.8
------------------------------------------------------------------------------

Total debt                          1,621    74.8      1,566    73.3
Shareholders' equity                  547    25.2        570    26.7
------------------------------------------------------------------------------

Total capital                      $2,168   100.0%    $2,136   100.0%
==============================================================================

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

Long-term debt was $63 million higher at the end of the first quarter of 1999 compared to year-end 1998 because cash requirements for capital expenditures and other investments, plus the increase in cash balances, exceeded net cash provided from operations and sales of assets. Capital lease obligations were $8 million lower because repayments exceeded leases added for new retail stores.

The debt-to-capital ratio at the end of the first quarter of 1999 was 74.8%, up from 73.3% at year-end 1998.

Operating activities generated $32 million of net cash flows for the first quarter of 1999 compared to $50 million for the same period in 1998. Working capital was $359 million at the end of the first quarter of 1999, an increase from $307 million at year-end 1998. The current ratio increased to 1.32 to 1, from 1.24 to 1 at year-end 1998.

Capital expenditures were $50 million in the first quarter of 1999, an increase of $12 million compared to the same period in 1998. Total capital expenditures in 1999 are expected to be approximately $200 million. The company's strategic plan involves the divesting of a number of food distribution and retail food facilities and other assets, and focusing resources in the remaining food distribution and retail food operations. The company intends to increase its retail operations by making investments in its existing stores and by adding approximately 20 stores per year for the foreseeable future. Acquisitions of supermarket chains or groups or other food distribution operations will be made only on a selective basis. The company has recently purchased an eight-store Food 4 Less group in northern California.

Over the next few years, the implementation of the strategic plan is expected to result in fewer, higher-volume, more efficient food distribution operating units; fewer and more profitable retail food stores; reduced overhead expenses; and substantial increases in net earnings. Cash costs related to the implementation and completion of these initiatives (on a pre-tax basis) were $17 million in the first quarter of 1999, and are estimated to be a total of $45 million in 1999, $51 million in 2000, and $65 million thereafter. Management believes working capital reductions, proceeds from the sale of assets, and increased earnings related to the successful implementation of the strategic plan are expected to provide substantially more than enough cash flow to cover these incremental costs.

The company makes investments in and loans to certain retail customers. Net investments and loans decreased $12 million in the first quarter of 1999, from $137 million at year-end 1998 to $125 million, due primarily to a reduced level of investment in these assets by the company.

In the first quarter of 1999, the company's primary sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and investments. The company's principal sources of capital, excluding shareholders' equity, are banks and other lenders and lessors.

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

At the end of the first quarter of 1999, borrowings under the credit facility totaled $211 million in term loans and $170 million of revolver borrowings, and $78 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the revolver.

At the end of the first quarter of 1999, the company would have been allowed to borrow an additional $352 million under the revolving credit facility contained in the credit agreement based on actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio contained in the credit agreement, $12 million of additional annualized fixed charges could have been incurred.

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

Dividend payments in the first quarter of 1999 were $0.02 per share, which was the same per share amount as in the first quarter of 1998. The credit agreement and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $67 million at the end of the first quarter of 1999, based on a formula tied to net earnings and equity issuances.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow under its credit agreement and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any), strategic plan implementation costs and other capital needs for the next 12 months.

Contingencies

From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company. Also see Legal Proceedings.

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

The company is also assessing the status of its vendors' and customers' year-2000 readiness through meetings, discussions, notices and questionnaires. Vendor and customer responses and feedback are varied and in some cases inconclusive. Accordingly, the company believes the most likely worst case scenario could be customers' failure to serve and retain consumers resulting in a negative impact on the company's sales. Failure of the company's suppliers or its customers to become year-2000 compliant might also have a material adverse impact on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Total expenditures to third parties in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of the first quarter of 1999, these third party expenditures totaled approximately $7 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody assumptions which may prove to have been inaccurate, including the company's ability to successfully achieve the goals of its strategic plan and reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to develop and implement year-2000 systems solutions; the company's ability to expand portions of its business or enter new facets of its business; and the company's expectations regarding the adequacy of capital and liquidity. These forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the: risks associated with the successful execution of the company's strategic business plan; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to litigation and other contingent losses; failure of the company to achieve necessary cost savings; failure of the company, its vendors or its customers to develop and implement year-2000 system solutions; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and in other periodic reports available from the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No material change has occurred since year-end 1998. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998:

(1)	Class Action Suits.  In 1996 certain stockholders and one noteholder filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. The noteholder case was also consolidated, but only for pre-trial purposes. During 1998, the noteholder case was dismissed and during the first quarter of 1999, the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims without prejudice and amended complaints were filed in both cases during the first quarter of 1999. In May 1999, the company filed motions to dismiss in both cases.

(2)	Derivative Suits.  In October 1996, certain of the company's present and former officers and directors were named as defendants in two purported shareholder derivative suits in the U.S. District Court for the Western
District of Oklahoma (Cauley, et al. v. Stauth, et al. and Rosenberg et al. v. Stauth, et al.). Plaintiffs' complaints contain allegations that, among other matters, the individual defendants breached their respective fiduciary duties to the company and seek damages from the individual defendants.

Plaintiffs, the individual defendants and the company have agreed to a Stipulation of Compromise and Dismissal that was filed with the court on May 24, 1999. The Stipulation recognizes that certain changes have been made at the company since the derivative cases were filed and provides for payment of plaintiffs' attorneys fees and expenses not exceeding $860,000. The Stipulation will not be effective unless it is approved by the court after notice to shareholders and a hearing. If approved by the court, the derivative cases will be dismissed as to all defendants.

(3)	Tobacco Cases.  In August 1996, Richard E. Ieyoub, Attorney General of
the State of Louisiana, brought an action in the 14th Judicial District Court of Louisiana against The American Tobacco Company and numerous defendants including the company. The suit sought recovery of state health-care and related expenditures allegedly caused by tobacco products. In 1998, the case was settled (without liability to Fleming). In the first quarter of 1999, the case was dismissed following final court approval of the settlement.

With respect to notices of suit or intention to sue filed by 27 individuals in the Court of Common Pleas of Philadelphia County, during the first quarter of 1999, complaints were filed in two of the cases which were then removed to the United States District Court for the Eastern District of Pennsylvania. With respect to each case, the company is being indemnified and defended by a substantial third-party co-defendant.

Pursuant to a tolling agreement among the parties, all of the cases which were already pending in Pennsylvania (save two) were dismissed in 1998 without prejudice and may be refiled at a later date.

(4) Don's United Super (and related cases). In March 1998, the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Previously, two cases had been filed in the same court (R&D Foods, Inc. et al. v. Fleming, et al. and Robandee United Super, Inc. et al.
v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. Also in 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director, in the Western District of Missouri (Coddington Enterprises, Inc. et al. v. Dean Werries, et al.).

The Don's suit alleges product overcharges, breach of contract, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, with respect to some plaintiffs, the time period during which the alleged overcharges took place exceeds 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages. Plaintiffs in the Coddington cases assert claims virtually identical to those set forth in the Don's complaint.

Plaintiffs have made a settlement demand in the Don's case for $42 million and in the Coddington case for $44 million.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on May 19, 1999. Matters voted on were as follows:

Election of directors - Jack W. Baker, Edward C. Joullian III and Alice M. Peterson were each elected members of the Board of Directors for terms expiring in 2001. Directors whose terms of office continued are Carol B. Hallett, Guy A. Osborn, David A. Rismiller, Herbert M. Baum, Archie R. Dykes and Mark S. Hansen.

Amendment to the restated certificate of incorporation to provide for the annual election of directors - Shareholders approved the proposal to amend the company's restated certificate of incorporation to phase out the current division of the Board of Directors into three classes and to provide instead for the annual election of directors commencing with the class of directors standing for election in 2000.

1999 stock incentive plan - Shareholders approved the proposal authorizing the Board of Directors to grant and issue stock options and restricted stock awards as defined by the plan.

Corporate officer incentive plan - Shareholders approved the proposal which provides a system for determining incentive compensation to be paid to corporate officers of the company.

Election of independed auditors - Shareholders ratified Deloitte & Touche LLP as independent auditors for 1999.

The number of votes cast is as follows (votes in thousands):

                                        For         Withheld
Election of directors
  Jack W. Baker                        34,198          636
  Edward C. Joullian III               34,156          678
  Alice M. Peterson                    34,183          651

                                        For         Against       Abstain
Annual election of directors           27,076          292          192

1999 stock incentive plan              23,368        3,966          239

Corporate officer incentive plan       32,849        1,726          259

Election of independent auditors       34,623          149           62

No other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number                                     Page Number

3.1     Amended and Restated Certificate
       	of Incorporation as amended
        May 19, 1999

3.2     Bylaws as amended May 19, 1999

10.49*  Amendment to Fleming Companies,
        Inc. 1990 Stock Incentive Plan

10.50*  Employment Agreement for John T.
        Standley dated as of May 17, 1999

10.51*  Restricted Stock Agreement for John
        T. Standley dated as of May 17, 1999

10.52*  Letter Agreement for William H.
        Marquard dated as of May 26, 1999

12      Computation of Ratio of Earnings
        to Fixed Charges

15      Letter from Independent Accountants
        As to Unaudited Interim Financial
        Information

27      Financial Data Schedule
_______________

*  Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

On April 16, 1999, the company announced that it was closing its Peoria, Illinois food distribution division. The Peoria division was under strike by the union. The company's LaCrosse, Wisconsin division was serving and will continue to serve the retail customers previously supplied by Peoria.

On April 23, 1999, the company announced that the closing of its Peoria, Illinois food distribution division was not originally part of the company's strategic plan, but was added to the plan. The closing was expected to result in a pre-tax charge of approximately $27 million ($25 million after income tax benefits or $.65 per share) for the first quarter of 1999. $24 million ($23 million after income tax benefits or $.60 per share) of the $27 million represented non-cash charges. Additional cash costs were expected to total approximately $2 million over the next two years.

                               	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FLEMING COMPANIES, INC.
                                          	      (Registrant)

Date: June 1, 1999                          KEVIN TWOMEY
                                            Kevin Twomey
                                            Senior Vice President-Controller
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description                            Method of Filing
---         -----------                            ----------------
3.1     Amended and Restated Certificate     Filed herewith electronically
        of Incorporation as amended
        May 19, 1999

3.2     Bylaws as amended May 19, 1999       Filed herewith electronically

10.49   Amendment to Fleming Companies,      Filed herewith electronically
        Inc. 1990 Stock Incentive Plan

10.50   Employment Agreement for John T.     Filed herewith electronically
        Standley dated as of May 17, 1999

10.51   Restricted Stock Agreement for       Filed herewith electronically
        John T. Standley dated as of
        May 17, 1999

10.52   Letter Agreement for William         Filed herewith electronically
        H. Marquard dated as of May 26,
        1999

12      Computation of Ratio of Earnings     Filed herewith electronically
        to Fixed Charges

15      Letter from Independent Accountants  Filed herewith electronically
        As to Unaudited Interim Financial
        Information

27      Financial Data Schedule              Filed herewith electronically