Form 10-Q
period 1999-07-10
FLEMING COMPANIES INC /OK/
filed 1999-08-24
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 1999

     OR

 _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999 is as follows:

              Class                               Shares Outstanding
     Common stock, $2.50 par value                    38,810,000

                                 INDEX

                                                                   Page
                                                                  Number
Part I.  FINANCIAL INFORMATION:

  Item 1.     Financial Statements

              Consolidated Condensed Statements of Operations -
                12 Weeks Ended July 10, 1999,
                and July 11, 1998

              Consolidated Condensed Statements of Operations -
                28 Weeks Ended July 10, 1999,
                and July 11, 1998

              Consolidated Condensed Balance Sheets -
                July 10, 1999, and December 26, 1998

              Consolidated Condensed Statements of Cash Flows -
                28 Weeks Ended July 10, 1999,
                and July 11, 1998

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

  Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk

Part II. OTHER INFORMATION:

  Item 1.   Legal Proceedings

  Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 12 weeks ended July 10, 1999, and July 11, 1998
(In thousands, except per share amounts)
============================================================================
                                                   1999            1998
----------------------------------------------------------------------------
Net sales                                       $3,349,362       $3,505,943

Costs and expenses:
  Cost of sales                                  3,022,154        3,164,174
  Selling and administrative                       286,565          284,146
  Interest expense                                  38,647           35,861
  Interest income                                   (6,894)          (8,308)
  Equity investment results                          2,415            3,248
  Litigation charge                                      -            2,216
  Impairment/restructuring charge                    6,169              916
----------------------------------------------------------------------------
    Total costs and expenses                     3,349,056        3,482,253
----------------------------------------------------------------------------
Earnings before taxes                                  306           23,690
Taxes on income                                      2,644           10,051
----------------------------------------------------------------------------
Net earnings (loss)                             $   (2,338)      $   13,639
----------------------------------------------------------------------------
Basic and diluted net earnings (loss) per share      $(.06)            $.36
Dividends paid per share                              $.02             $.02
Weighted average shares outstanding:
  Basic                                             38,204           37,859
  Diluted                                           38,204           38,027
----------------------------------------------------------------------------

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Operations
For the 28 weeks ended July 10, 1999, and July 11, 1998
(In thousands, except per share amounts)
============================================================================
                                                   1999              1998
----------------------------------------------------------------------------
Net sales                                      $7,814,608        $8,073,069

Costs and expenses:
  Cost of sales                                 7,059,022         7,289,032
  Selling and administrative                      663,560           648,866
  Interest expense                                 90,253            87,063
  Interest income                                 (16,244)          (19,613)
  Equity investment results                         5,971             6,837
  Litigation charge                                     -             5,170
  Impairment/restructuring charge                  43,205               649
----------------------------------------------------------------------------
    Total costs and expenses                    7,845,767         8,018,004
----------------------------------------------------------------------------
Earnings (loss) before taxes                      (31,159)           55,065
Taxes on income (loss)                             (4,580)           26,156
----------------------------------------------------------------------------
Net earnings (loss)                            $  (26,579)       $   28,909
============================================================================
Basic and diluted net earnings (loss) per share     $(.70)             $.76
Dividends paid per share                             $.04              $.04
Weighted average shares outstanding:
  Basic                                            38,169            37,828
  Diluted                                          38,169            37,996
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
============================================================================
                                                July 10,       December 26,
Assets                                            1999             1998
----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                   $    3,585       $    5,967
  Receivables                                    400,168          450,905
  Inventories                                    852,486          984,287
  Other current assets                           174,196          146,757
----------------------------------------------------------------------------
    Total current assets                       1,430,435        1,587,916
Investments and notes receivable                 118,829          119,468
Investment in direct financing leases            133,841          177,783

Property and equipment                         1,652,512        1,554,884
  Less accumulated depreciation
    and amortization                            (779,597)        (734,819)
----------------------------------------------------------------------------
Net property and equipment                       872,915          820,065
Deferred income taxes                             33,148           51,497
Other assets                                     184,679          154,524
Goodwill                                         593,323          579,579
----------------------------------------------------------------------------
Total assets                                  $3,367,170       $3,490,832
============================================================================
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                            $  876,603       $  945,475
  Current maturities of long-term debt            40,368           41,368
  Current obligations under capital leases        22,567           21,668
  Other current liabilities                      251,255          272,573
----------------------------------------------------------------------------
    Total current liabilities                  1,190,793        1,281,084
Long-term debt                                 1,139,439        1,143,900
Long-term obligations under capital leases       363,690          359,462
Other liabilities                                126,294          136,455

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share         97,092           96,356
  Capital in excess of par value                 512,633          509,602
  Reinvested earnings (deficit)                   (4,941)          23,155
Accumulated other comprehensive income:
  Additional minimum pension liability           (57,133)         (57,133)
----------------------------------------------------------------------------
    Accumulated other comprehensive income       (57,133)         (57,133)
  Less ESOP note                                    (697)          (2,049)
----------------------------------------------------------------------------
    Total shareholders' equity                   546,954          569,931
----------------------------------------------------------------------------
Total liabilities and shareholders' equity    $3,367,170       $3,490,832
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 10, 1999, and July 11, 1998
(In thousands)
============================================================================
                                                    1999            1998
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                            $(26,579)       $ 28,909
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                  83,876          98,226
    Credit losses                                  12,558           7,914
    Deferred income taxes                           5,427          11,331
    Equity investment results                       5,882           6,837
    Impairment/restructuring and related charges   61,420             934
    Cash payments on impairment/restructuring
      and related charges                         (34,104)         (1,347)
    Change in assets and liabilities, excluding
      effect of acquisitions:
      Receivables                                  45,847         (92,934)
      Inventories                                 128,881          34,022
      Accounts payable                            (68,872)         28,846
      Other assets and liabilities                (44,503)        (22,147)
    Other adjustments, net                         (1,126)         (5,233)
----------------------------------------------------------------------------
      Net cash provided by operating activities   168,707          95,358
----------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on notes receivable                  19,764          25,845
  Notes receivable funded                         (23,445)        (15,280)
  Purchase of property and equipment              (82,504)        (84,474)
  Proceeds from sale of property and equipment      6,089          14,055
  Investments in customers                         (8,037)         (1,009)
  Proceeds from sale of investment                  2,203           3,483
  Businesses acquired                             (78,075)              -
  Proceeds from sale of businesses                  7,496               -
  Other investing activities                        2,441           4,430
----------------------------------------------------------------------------
    Net cash used in investing activities        (154,068)        (52,950)
----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term borrowings              101,000          35,000
  Principal payments on long-term debt           (106,461)        (76,028)
  Principal payments on capital lease obligations (13,107)        (11,929)
  Sale of common stock under incentive
    stock and stock ownership plans                 3,130           4,196
  Dividends paid                                   (1,552)         (1,541)
  Other financing activities                          (31)           (448)
----------------------------------------------------------------------------
    Net cash used in financing activities         (17,021)        (50,750)
----------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (2,382)         (8,342)
Cash and cash equivalents, beginning of period      5,967          30,316
----------------------------------------------------------------------------
Cash and cash equivalents, end of period         $  3,585        $ 21,974
============================================================================
Supplemental information:
  Cash paid for interest                         $ 89,572        $ 97,633
  Cash paid for taxes                              $8,730         $11,021
============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements (See independent accountants' review report)

1. The consolidated condensed balance sheet as of July 10, 1999, and the consolidated condensed statements of operations and cash flows for the 12-week and 28-week periods ended July 10, 1999, and for the 12-week and 28-week periods ended July 11, 1998, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 10, 1999, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings or loss per share are computed based on net earnings or loss divided by weighted average shares as appropriate for each calculation subject to antidilution limitations.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $50 million at July 10, 1999, and $44 million at December 26, 1998.

4. Sales and operating earnings for the company's food distribution and retail food segments are presented below.

============================================================================
                                         For the 12 weeks ended
                                          July 10,    July 11,
($ in millions)                              1999        1998
----------------------------------------------------------------------------
Sales:
  Food distribution                        $2,983       $3,139
  Intersegment elimination                   (507)        (451)
----------------------------------------------------------------------------
  Net food distribution                     2,476        2,688
  Retail food                                 874          818
----------------------------------------------------------------------------
Total sales                                $3,350       $3,506
============================================================================
Operating earnings:
  Food distribution                           $62          $62
  Retail food                                   4           21
  Corporate                                   (25)         (25)
----------------------------------------------------------------------------
Total operating earnings                       41           58
Interest expense                              (39)         (36)
Interest income                                 6            8
Equity investment results                      (2)          (3)
Litigation charge                               -           (2)
Impairment/restructuring charge                (6)          (1)
----------------------------------------------------------------------------
Earnings (loss) before taxes                  $ -          $24
============================================================================

============================================================================
                                         For the 28 weeks ended
                                          July 10,    July 11,
($ in millions)                              1999        1998
----------------------------------------------------------------------------
Sales:
  Food distribution                        $6,985       $7,235
  Intersegment elimination                 (1,182)      (1,061)
----------------------------------------------------------------------------
  Net food distribution                     5,803        6,174
  Retail food                               2,012        1,899
----------------------------------------------------------------------------
Total sales                                $7,815       $8,073
============================================================================
Operating earnings:
  Food distribution                          $145         $154
  Retail food                                  17           40
  Corporate                                   (70)         (58)
----------------------------------------------------------------------------
Total operating earnings                       92          136
Interest expense                              (90)         (87)
Interest income                                16           19
Equity investment results                      (6)          (7)
Litigation charge                               -           (5)
Impairment/restructuring charge               (43)          (1)
----------------------------------------------------------------------------
Earnings (loss) before taxes                 $(31)        $ 55
============================================================================

General corporate expenses are not allocated to food distribution and retail food segments. The transfer pricing between segments is at cost.

5. The company's comprehensive loss for the 12 weeks ended July 10, 1999 totaled $2.3 million compared to comprehensive income for the 12 weeks ended July 11, 1998 which totaled $13.6 million. The company's comprehensive loss for the 28 weeks ended July 10, 1999 totaled $26.6 million compared to comprehensive income for the 28 weeks ended July 11, 1998 which totaled $33.8 million. The comprehensive amounts for both periods in 1999 and the 12 week period in 1998 were comprised only of the reported net loss, whereas the comprehensive income for the 28 week period in 1998 was comprised of the reported net income plus changes in foreign currency translation adjustments.

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

Class Action Suits.
In 1996, certain stockholders and one noteholder filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. The noteholder case was also consolidated, but only for pre-trial purposes. During 1998, the noteholder case was dismissed and during the first quarter of 1999, the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims without prejudice and amended complaints were filed in both cases during the first quarter of 1999. In May 1999, the company filed motions to dismiss in both cases, and in July 1999, the plaintiffs responded. The court has not yet ruled on the motions.

Tru Discount Foods.
Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods. The case was initially referred to arbitration but later restored to the trial court; Fleming appealed. In 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. The arbitration hearing resumed and was concluded in July, 1999. During this hearing, the respondents, Tru Discount and its former operators, claimed that they were entitled to recover damages of approximately $13 million on their counterclaims. The arbitration panel is expected to rule by late September 1999. Management is unable to predict the ultimate outcome of this matter. However, an unfavorable outcome could have a material adverse effect on the company.

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

The Don's suit alleges product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, with respect to some plaintiffs, the time period during which the alleged overcharges took place exceeds 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages.

In October 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director (Coddington Enterprises, Inc., et al. v. Dean Werries, et al.). The plaintiffs assert claims virtually identical to those set forth in the Don's complaint and have not quantified damages in their pleadings.

Plaintiffs have made a settlement demand in the Don's case for $42 million and in the Coddington case for $44 million. In July 1999, the court in the Coddington case (i) granted the company's motion to compel arbitration as to two of the plaintiffs and denied it as to the other plaintiffs, (ii) denied the company's motion to consolidate the Coddington and Robandee cases and
(iii) denied the company's motion for summary judgment as to one of the plaintiffs. The company has appealed the ruling. Although management is currently unable to predict the ultimate outcome of this litigation, based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

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

Program costs to comply with year-2000 requirements are being expensed as incurred. Through the end of the second quarter of 1999, total expenditures to third parties were approximately $8 million since the beginning of 1997.

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

                         July 10,              July 11,
(In millions)              1999                  1998

Current assets              $39                   $29
Noncurrent assets          $125                   $70
Current liabilities         $30                   $15
Noncurrent liabilities      $35                    $7


                                 28 weeks ended
                         July 10,              July 11,
(In millions)              1999                  1998

Net sales                  $253                  $191
Costs and expenses         $255                  $195
Net loss                    $(1)                  $(3)

8. The accompanying operating statements include the following:

                                 12 weeks ended
(In thousands)           July 10,              July 11,
                           1999                  1998
Depreciation and
  amortization (includes
  amortized costs in
  interest expense)      $37,559               $41,847
Amortized costs in
  interest expense        $1,125                $1,136

                                 28 weeks ended
(In thousands)           July 10,              July 11,
                           1999                  1998
Depreciation and
  amortization (includes
  amortized costs in
  interest expense)      $83,876               $98,226
Amortized costs in
  interest expense        $2,623                $2,975

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan are to consolidate food distribution operations, grow food distribution sales, improve retail food performance, and reduce overhead and operating expenses.

The total pre-tax charge of the strategic plan is presently estimated at $820 million. The pre-tax charge recorded to-date is $730 million ($16 million in the second quarter of 1999, $46 million in the first quarter of 1999 and $668 million recorded in 1998). After tax, the expense for the first two quarters of 1999 was $44 million or $1.15 per share ($12 million or $.31 per share for quarter two and $32 million or $.84 per share for quarter one). The $90 million of costs relating to the strategic plan not yet charged against income will be recorded throughout the rest of 1999 and 2000 at the time such costs are accruable.

The $16 million charge in the second quarter of 1999 was included on several lines of the Consolidated Condensed Statements of Operations: $7 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $6 million was included in the impairment/restructuring charge line. The $16 million charge consisted of the following components:
     o Impairment of assets of $1 million.
     o Restructuring charges of $5 million. The restructuring charges consisted primarily of severance and lease liabilities.
     o Other disposition and related costs of $10 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The $16 million charge relates to the company's segments as follows: $4 million relates to the food distribution segment and $7 million relates to the retail food segment with the balance relating to corporate overhead expenses.

The $62 million year-to-date charge was included in the following lines of the Consolidated Condensed Statements of Operations: $13 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $43 million was included in the impairment/restructuring charge line. The $62 million charge consisted of the following components:
     o Impairment of assets of $25 million. The impairment components were $22 million for goodwill and $3 million for other long-lived assets.
     o Restructuring charges of $18 million. The restructuring charges consisted primarily of severance, lease liabilities and pension withdrawal liabilities.
     o Other disposition and related costs of $19 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The $62 million year-to-date charge relates to the company's segments as follows: $36 million relates to the food distribution segment and $15 million relates to the retail food segment with the balance relating to corporate overhead expenses.

The strategic plan includes workforce reductions which have been recorded to-date as follows:

     ($'s in thousands)         Amount     Headcount

     1998 Activity:
       Charge                  $25,441        1,430
       Terminations             (3,458)        (170)
       1998 Ending Liability   $21,983        1,260
     1999 Quarter 1 Activity:
       Charge                    8,565          910
       Terminations            (12,039)        (970)
       Qtr 1 Ending Liability  $18,509        1,200
     1999 Quarter 2 Activity:
       Charge                    1,912          170
       Terminations             (7,433)        (910)
       Qtr 2 Ending Liability  $12,988          460

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over the expected remaining lease terms. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)               Amount

     1998 Activity:
       Charge                        $28,101
       Utilized                         (385)
       1998 Ending Liability         $27,716
     1999 Quarter 1 Activity:
       Charge                          2,337
       Utilized                       (3,870)
       Qtr 1 Ending Liability        $26,183
     1999 Quarter 2 Activity:
       Charge                             39
       Utilized                       (7,323)
       Qtr 2 Ending Liability        $18,899


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



Independent Accountants' Review Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of July 10, 1999, and the related condensed consolidated statements of income for the 12 and 28 weeks ended July 10, 1999 and July 11, 1998 and condensed consolidated statements of cash flows for the 28 weeks ended July 10, 1999 and July 11, 1998. These financial statements are the responsibility of the company's management.

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

Oklahoma City, Oklahoma
July 29, 1999



Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

In early 1998 the Board of Directors and senior management began an extensive strategic planning process that evaluated all aspects of Fleming's business. With the help of a consulting firm, the evaluation and planning process was completed late in 1998. In December 1998, the strategic plan was approved and implementation efforts began. The strategic plan involves three key strategies to restore sales and earnings growth: focus resources to improve performance, build sales more aggressively in our wholesale business and company-owned retail stores, and reduce overhead and operating costs to improve profitability system-wide.

The three strategies are further defined in the following four major initiatives:
     o Consolidate food distribution operations. The strategic plan initially included closing seven operating units - two in 1998 and five in 1999. Of the five in 1999, all but one have been completed. An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Although there has been some loss in sales from all of these closings, many of the customers at these seven operating units were transferred and are being serviced by remaining operating units. Any capital returned from the sale of assets from the closed operating units has been reinvested in the business.
     o Grow food distribution sales. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. During the first two quarters of 1999, significant new customers were added in the food distribution segment. Just after the second quarter end, increased business with Kmart Corporation was announced which is expected to result in approximately $1 billion in annualized new sales.
     o Improve retail food performance. The strategic plan not only requires selling or closing under-performing company-owned retail chains or groups, but also calls for increased investments in market leading company-owned chains or groups. During the second quarter of 1999, the selling or closing of a third under-performing company-owned retail chain was announced. The selling or closing of the first two chains is almost finished and the third chain should be completed by the end of the fourth quarter. Also during the first two quarters of 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter.
     o Reduce overhead and operating expenses. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives are underway to reduce complexity in business systems and remove non-value-added costs from operations. During the first quarter of 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions. In the second quarter of 1999, the company finalized some of those plans and began implementation. During the first two quarters of 1999, the company eliminated over 200 corporate positions.

Implementation of the strategic plan is expected to continue through the year 2000. This time frame accommodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond the year 2000 because certain disposition related costs can only be expensed when incurred.

The total pre-tax charge of the strategic plan is presently estimated at $820 million. The pre-tax charge recorded to-date is $730 million ($16 million in the second quarter of 1999, $46 million in the first quarter of 1999 and $668 million recorded in 1998). Of the $16 million charge in the second quarter of 1999, $10 million is expected to require cash expenditures. The remaining $6 million consisted of noncash items. The $16 million charge consisted of the following components:
     o Impairment of assets of $1 million.
     o Restructuring charges of $5 million. The restructuring charges consisted primarily of severance and lease liabilities.
     o Other disposition and related costs of $10 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $2 million or $.06 per share for the second quarter of 1999. The after-tax effect of the strategic plan charge on the company's second quarter of 1999 was $12 million or $.31 per share. Excluding the strategic plan charge, the company would have recorded net income of $10 million or $.25 per share. EBITDA for the second quarter of 1999, excluding the strategic plan charge, was $96 million. EBITDA is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and LIFO provision. EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

Additional pre-tax expense of approximately $90 million is expected throughout the rest of 1999 and 2000 relating to the continuing implementation of the strategic plan. Approximately $61 million of these future expenses are expected to require cash expenditures. The remaining $29 million of the future expense relates to noncash items. These future expenses will consist primarily of severance, real estate-related expenses, pension withdrawal liabilities and other costs expensed when incurred.

Under the plan, the company has assessed the strategic significance of all operating units. The company anticipates the improved performance of several strategic operating units. However, in the event that performance is not improved, operating units could be sold or closed.


Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

=============================================================================
                                                       July 10,    July 11,
For the 12 weeks ended                                    1999         1998
-----------------------------------------------------------------------------
Net sales                                               100.00 %     100.00 %

Gross margin                                              9.77         9.75
Less:
Selling and administrative                                8.57         8.11
Interest expense                                          1.15         1.02
Interest income                                           (.21)        (.24)
Equity investment results                                  .07          .09
Litigation charge                                            -          .06
Impairment/restructuring charge                            .18          .03
-----------------------------------------------------------------------------
Total expenses                                            9.76         9.07
-----------------------------------------------------------------------------
Earnings before taxes                                      .01          .68
Taxes on income                                            .08          .29
-----------------------------------------------------------------------------
Net income (loss)                                         (.07)%        .39 %
=============================================================================
                                                       July 10,    July 11,
For the 28 weeks ended                                    1999         1998
-----------------------------------------------------------------------------
Net sales                                               100.00 %     100.00 %

Gross margin                                              9.67         9.71
Less:
Selling and administrative                                8.50         8.04
Interest expense                                          1.15         1.08
Interest income                                           (.21)        (.24)
Equity investment results                                  .08          .08
Litigation charge                                            -          .06
Impairment/restructuring charge                            .55          .01
-----------------------------------------------------------------------------
Total expenses                                           10.07         9.03
-----------------------------------------------------------------------------
Earnings (loss) before taxes                              (.40)         .68
Taxes on income (loss)                                    (.06)         .32
-----------------------------------------------------------------------------
Net income (loss)                                         (.34)%        .36 %
=============================================================================

Net sales.
Sales for the second quarter (12 weeks) of 1999 decreased by $157 million, or 5%, to $3.3 billion from the same period in 1998. Year to date, sales decreased by $258 million, or 3%, to $7.8 billion from the same period in 1998.

Net sales for the food distribution segment were $2.5 billion for the second quarter of 1999 compared to $2.7 billion from the same period in 1998. Year to date, sales decreased to $5.8 billion in 1999 compared to $6.2 million in 1998. The sales decreases were primarily due to the previously announced loss of sales to Furr's and Randall's and the disposition of the Portland division. These sales losses plus the prospective loss of sales to United in 2000 will be partially offset by the increase in sales to Kmart Corporation.

Retail food segment sales increased $56 million, or 7%, in the second quarter of 1999 to $874 million from the same period in 1998. Year to date, retail food segment sales increased $113 million, or 6%, to $2.0 billion from the same period in 1998. The increase in sales was due primarily to new stores added since early in 1998. This was offset partially by the closing of non-performing stores and a decrease in same-store sales of 2.9% and 1.5% for the second quarter and year-to-date periods in 1999 compared to the same periods in 1998.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date was down slightly at 1.7% compared to 1.9% for the same period in 1998.

Gross margin.
Gross margin for the second quarter of 1999 decreased by $15 million, or 4%, to $327 million from $342 million for the same period in 1998, but increased as a percentage of net sales to 9.77% from 9.75% for the same period in 1998. Year to date, gross margin decreased by $28 million, or 4%, to $756 million in 1999 from $784 million in 1998, and decreased as a percentage of net sales to 9.67% from 9.71% for the same period in 1998. Gross margin in 1999 was adversely affected by costs relating to the strategic plan, primarily inventory valuation adjustments. Excluding strategic plan charges, the quarter and year-to-date comparisons to the prior year reflect a decrease in gross margin dollars and an increase in gross margin as a percentage of net sales. The decrease in dollars was due primarily to the overall sales decrease. The increase in percentage to net sales was due to the impact of the growing retail food segment compared to the food distribution segment.
The retail food segment has the better margins of the two segments. This increase was partly offset by lower margins in the retail food segment due to competitive pricing at company-owned new stores.

Selling and administrative expenses.
Selling and administrative expenses for the second quarter of 1999 increased by approximately $3 million, or 1%, to $287 million from $284 million for the same period in 1998 and increased as a percentage of net sales to 8.57% for 1999 from 8.11% in 1998. Year to date, selling and administrative expenses increased $15 million, or 2%, to $664 million in 1999 from $649 million in 1998 and increased as a percentage of net sales to 8.50% for 1999 from 8.04% in 1998. The increase in dollars was partly due to costs relating to the strategic plan. The increase in percentage to net sales was due to the impact of the growing retail food segment compared to the food distribution segment. The retail food segment has higher operating expenses as a percent to sales compared to the food distribution segment. Credit loss expense is included in selling and administrative expenses and was flat for the second quarter of 1999 compared to the same period in 1998 at $5 million. Year to date, credit loss expense was $13 million in 1999 compared to $8 million in 1998.

As more fully described in the 1998 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Operating earnings.
Operating earnings for the food distribution segment were flat for the second quarter of 1999 compared to the same period of 1998 at $62 million. Year to date, operating earnings decreased for the food distribution segment by $9 million, or 6%, to $145 million in 1999 from $154 million in 1998. Excluding the costs relating to the strategic plan, operating earnings improved slightly in the second quarter of 1999 and were almost flat year-to-date compared to the same periods in 1998.

Operating earnings for the retail food segment decreased by $17 million to $4 million for the second quarter of 1999 from $21 million for the same period of 1998. Year to date, operating earnings decreased for the retail food segment by $23 million to $17 million in 1999 from $40 million in 1998. Operating earnings were affected primarily by costs relating to the strategic plan and negative same-store sales. Start-up costs of new stores also had an effect on operating earnings.

Corporate expenses were flat in the second quarter of 1999 compared to the same period of 1998 at $25 million. Year to date, corporate expenses were $12 million higher at $70 million in 1999 compared to $58 million in 1998. Closed store expense, the LIFO charge and incentive compensation expense were higher in 1999 than in 1998. Costs relating to the strategic plan had little effect on corporate expenses during these periods.

Interest expense.
Interest expense for the second quarter of 1999 was $3 million higher than 1998 due primarily to 1998's low interest expense as a consequence of a favorable settlement of tax assessments. The higher 1999 expense was also due to higher average debt balances. Year to date, interest expense was $3 million higher for the same reasons.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For the second quarter of 1999, interest rate hedge agreements contributed $1.3 million of interest expense compared to the $0.9 million contribution made in the same period of 1998. Year to date, interest rate hedge agreements contributed $2.8 million to interest expense compared to $2.4 million in 1998. For a description of these derivatives, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

Interest income.
Interest income for the second quarter of 1999 was $1 million lower than 1998 due to lower average balances for the company's investment in direct financing leases. Year to date, interest income was $3 million lower for primarily the same reason.

Equity investment results.
The company's portion of operating losses from equity investments reflected a small improvement for both the second quarter and year-to-date periods in 1999 compared to the same periods in 1998.

Litigation charge.
In 1998, the $2 million charge in the second quarter and the $5 million year-to-date charge represented an $800,000 per month payment to Furr's as part of a settlement agreement. The payments ceased upon the closing of the sale of the El Paso product supply center to Furr's in October 1998.

Impairment/restructuring charge.
The pre-tax charge for the strategic plan recorded in the Consolidated Condensed Statements of Operations totaled $16 million for the second quarter of 1999 and $62 million for 1999 year-to-date. Of these totals, $6 million and $43 million were reflected in the Impairment/restructuring charge line for the second quarter and year-to-date periods, respectively, with the balance of the charges reflected in other financial statement lines. Amounts recorded for the first two quarters in 1998 for the strategic plan were insignificant. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rate used for the 28 weeks ended July 10, 1999 was 14.7%, representing a tax benefit. This is a blended rate taking into account operat and the timing of these transactions during the year. The effective tax rate for the 28 weeks ended July 11, 1998 was 47.5%, representing a tax expense. The tax amount for the second quarter of both years was derived using the 28 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 16 weeks of the year.

Other.
Several factors negatively affecting earnings in the first 28 weeks of 1999 are likely to continue for the near term. Management believes that these factors include costs related to the strategic plan, lower same-store sales and operating losses in certain company-owned retail stores.


Liquidity and Capital Resources

Set forth below is certain information regarding the company's capital structure at the end of the second quarter of 1999 and at the end of fiscal 1998:

============================================================================
Capital Structure (In millions)     July 10, 1999       December 26, 1998
----------------------------------------------------------------------------
Long-term debt                    $1,180      55.8%     $1,185      55.5%
Capital lease obligations            386      18.3         381      17.8
----------------------------------------------------------------------------
Total debt                         1,566      74.1       1,566      73.3
Shareholders' equity                 547      25.9         570      26.7
----------------------------------------------------------------------------
Total capital                     $2,113     100.0%     $2,136     100.0%
============================================================================

Note: The above table includes current maturities of long-term debt and current obligations under capital leases.

Long-term debt at the end of the second quarter of 1999 was the same as year-end 1998 as cash requirements for capital expenditures, acquisitions of retail stores and other investments, plus debt service requirements, were offset by net cash provided from operations, borrowings under the revolving credit facility, and sales of assets. Capital lease obligations were $5 million higher because leases added for new retail stores exceeded repayments.

The debt-to-capital ratio at the end of the second quarter of 1999 was 74.1%, up from 73.3% at year-end 1998.

Operating activities generated $169 million of net cash flows for the first two quarters of 1999 compared to $95 million for the same period in 1998. Working capital was $240 million at the end of the second quarter of 1999, a decrease from $307 million at year-end 1998. The current ratio decreased to
1.20 to 1, from 1.24 to 1 at year-end 1998.

Capital expenditures were $83 million in the first two quarters of 1999 compared to $84 million for the same period in 1998. Total capital expenditures in 1999 are expected to be approximately $200 million. The company's strategic plan involves the divesting of a number of food distribution and retail food facilities and other assets, and focusing resources on the remaining food distribution and retail food operations. The company intends to increase its retail operations by making investments in its existing stores and by adding approximately 20 stores per year for the foreseeable future. Acquisitions of supermarket chains or groups or other food distribution operations will be made only on a selective basis. The company has recently purchased an eight-store Food 4 Less group in northern California. Expenditures for this and other acquisitions totalled $78 million for the first two quarters of 1999 compared to no such expenditures for the same period in 1998. Proceeds from the sale of retail stores and other investments totaled $16 million for the first two quarters of 1999 compared to $18 million for the same period in 1998.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) were $34 million in the first two quarters of 1999, and are estimated to be a total of $51 million in 1999, $57 million in 2000, and $63 million thereafter. Management believes working capital reductions, proceeds from the sale of assets, and increased earnings related to the successful implementation of the strategic plan are expected to provide adequate cash flow to cover these incremental costs.

The company makes investments in and loans to certain retail customers. Net investments and loans increased $3 million in the first two quarters of 1999, from $137 million at year-end 1998 to $140 million, due primarily to an increased level of investment in loans to customers and stores acquired for resale.

In the first two quarters of 1999, the company's primary sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and investments. The company's principal sources of capital, excluding shareholders' equity, are banks and other lenders and lessors.

The company's credit facility consists of a $600 million revolver, with a final maturity of July 25, 2003, and a $250 million amortizing term loan, with a final maturity of July 25, 2004. Up to $300 million of the revolver may be used for issuing letters of credit, and borrowings and letters of credit issued under the credit facility may be used for general corporate purposes. Outstanding borrowings and letters of credit are secured by a first priority security interest in the accounts receivable and inventories of the company and its subsidiaries and in the capital stock of or other equity interests owned by the company in its subsidiaries. In addition, the credit facility is guaranteed by substantially all company subsidiaries. The stated interest rate on borrowings under the credit agreement is equal to one of a group of referenced index rates, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on the company's senior secured bank debt.

The credit facility and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit facility currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization, net rent expense and non-cash impairment and restructuring charges and their related costs; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit facility. The company is in compliance with all financial covenants under the credit facility and its indentures.

The credit facility may be terminated in the event of a defined change in control. Under the company's indentures, noteholders may require the company to repurchase notes in the event a defined change of control coupled with a defined decline in credit ratings.

At the end of the second quarter of 1999, borrowings under the credit facility totaled $204 million in term loans and $110 million of revolver borrowings, and $81 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the revolver.

At the end of the second quarter of 1999, the company would have been allowed to borrow an additional $409 million under the revolver based on actual borrowings and letters of credit outstanding. Under the company's most restrictive borrowing covenant, which is the fixed charge coverage ratio contained in the credit facility, $5 million of additional annualized fixed charges could have been incurred.

On August 24, 1999, Moody's Investors Service revised its outlook on its ratings for the company to positive and confirmed its existing ratings. Standard & Poor's rating group is currently reviewing the company's ratings and is expected to make an announcement in the near future.

Dividend payments in the first two quarters of 1999 were $0.02 per share per quarter, which was the same per share payout as in the first two quarters of 1998. The credit facility and the indentures for the $500 million of senior subordinated notes limit restricted payments, including dividends, to $70 million at the end of the first quarter of 1999, based on a formula tied to net earnings and equity issuances.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow under its credit facility and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any), strategic plan implementation costs and other capital needs for the next 12 months. Three of the company's largest customers (Furr's, Randall's and United) are moving or have moved to self-distribution, which together represent approximately 8% of the company's sales in 1998. This is expected to have no significant future impact on the company's liquidity due to the implementation of cost cutting measures and the new business gained so far this year, particularly from Kmart Corporation.

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

Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year-2000 requirements on a system-by-system basis including both information technology (IT) and non-IT systems (e.g., microcontrollers). Fleming's plan includes extensive systems testing and is expected to be substantially completed by the third quarter of 1999. Code for the company's largest and most comprehensive system, FOODS, has been completely remediated, reinstalled and tested. Based on these tests, the company believes FOODS and the related systems which run the company's distribution system will be year-2000 ready and in place at all food distribution operating units. At year-end 1998, the company was substantially complete with the replacement and upgrading necessary to make its nearly 5,000 PCs year-2000 ready. Although the company believes contingency plans for company systems will not be necessary based on progress to date, contingency plans for failures outside of the company have been or are being developed. A senior management task force is continually reviewing and expanding contingency plans for both internal and external failures that could disrupt the supply chain. These plans deal with such external variables as loss of power or water, unusual consumer buying patterns, availability of cash, and other infrastructure issues. The content of the contingency plans varies depending on the system and the assessed probability of failure and such plans are modified periodically. The alternatives include reallocating internal resources, obtaining additional outside resources, implementing temporary manual processes or temporarily rolling back internal clocks. Although the company is developing greater levels of confidence regarding its internal systems, failures in the company's systems or failures in the supply chain or infrastructure could have a material adverse effect on the company's operations.

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

Program costs to comply with year-2000 requirements are being expensed as incurred. Total expenditures to third parties in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of the second quarter of 1999, these third party expenditures totaled approximately $8 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Quarterly Report on Form 10-Q for the quarter ended April 17, 1999:

(1) Class Action Suits. In 1996, certain stockholders and one noteholder filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. The noteholder case was also consolidated, but only for pre-trial purposes. During 1998, the noteholder case was dismissed and during the first quarter of 1999, the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims without prejudice and amended complaints were filed in both cases during the first quarter of 1999. In May 1999, the company filed motions to dismiss in both cases, and in July 1999, the plaintiffs responded. The court has not yet ruled on the motions.

(2) Derivative Suits. In October 1996, certain of the company's present and former officers and directors were named as defendants in two purported shareholder derivative suits in the U.S. District Court for the Western District of Oklahoma (Cauley, et al. v. Stauth, et al. and Rosenberg et al. v. Stauth, et al.). Plaintiffs' complaints contain allegations that, among other matters, the individual defendants breached their respective fiduciary duties to the company and seek damages from the individual defendants.
Plaintiffs, the individual defendants and the company, have agreed to a Stipulation of Compromise and Dismissal that was filed with the court on May 24, 1999. The Stipulation recognizes that certain changes have been made at the company since the derivative cases were filed and provides for payment of plaintiffs' attorneys fees and expenses not exceeding $860,000. The Stipulation will not be effective unless it is approved by the court after notice to shareholders and a hearing. If approved by the court, the derivative cases will be dismissed as to all defendants. Notice was sent to shareholders in June 1999, and, at the hearing held August 24, 1999, the Stipulation was approved and the case was dismissed.

(3) Tobacco Cases. With respect to notices of suit or intention to sue filed by 27 individuals in the Court of Common Pleas of Philadelphia County, complaints were filed during the first quarter of 1999 in two of the cases which were then removed to the United States District Court for the Eastern District of Pennsylvania. During the second quarter, these cases were remanded to the Court of Common Pleas of Philadelphia County. No trial date has been set. With respect to each case, the company is being indemnified and defended by a substantial third-party co-defendant.

(4) Don's United Super (and related cases). In 1998, the company and two retired executives were named in a suit filed in the United States District Court for the Western District of Missouri by approximately 20 current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). Previously, two cases had been filed in the same court (R&D Foods, Inc., et al. v. Fleming, et al. and Robandee United Super, Inc., et al. v. Fleming, et al.) by 10 customers, some of whom are plaintiffs in the Don's case. Also in 1998, a group of 14 retailers (ten of whom had been or are currently plaintiffs in the Don's case and/or the Robandee case whose claims were sent to arbitration or stayed pending arbitration) filed a new action against the company and two former officers, one of whom was a director, in the Western District of Missouri (Coddington Enterprises, Inc., et al. v. Dean Werries, et al.).

The Don's suit alleges product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. Damages have not been quantified. However, with respect to some plaintiffs, the time period during which the alleged overcharges took place exceeds 25 years and the company anticipates that the plaintiffs will allege substantial monetary damages. Plaintiffs in the Coddington case assert claims virtually identical to those set forth in the Don's complaint. Plaintiffs have made a settlement demand in the Don's case for $42 million and in the Coddington case for $44 million. In July 1999, the court in the Coddington case (i) granted the company's motion to compel arbitration as to two of the plaintiffs and denied it as to the other plaintiffs, (ii) denied the company's motion to consolidate the Coddington and Robandee cases and (iii) denied the company's motion for summary judgment as to one of the plaintiffs. The company has appealed the ruling.

(5) Tru Discount Foods. Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods. The case was initially referred to arbitration but later restored to the trial court; Fleming appealed. In 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. The arbitration hearing resumed and was concluded in July, 1999. During this hearing, the respondents, Tru Discount and its former operators, claimed that they were entitled to recover damages of approximately $13 million on their counterclaims. The arbitration panel is expected to rule by late September 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

      Exhibit Number                                          Page Number

          10.53*     Severance Agreement with William
                     J. Dowd effective as of June 17, 1999

          10.54*     Employment Agreement for William H.
                     Marquard dated as of June 1, 1999

          10.55*     Restricted Stock Agreement for
                     William H. Marquard dated as of
                     June 1, 1999

          10.56*     Employment Agreement for Dennis C.
                     Lucas dated as of July 28, 1999

          10.57*     Restricted Stock Agreement for
                     Dennis C. Lucas dated as of July
                     28, 1999

          10.58*     Restricted Stock Agreement for
                     E. Stephen Davis dated as of
                     July 20, 1999

          10.59*     Form of Loan Agreement Pursuant
                     to Executive Stock Ownership
                     Program

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

                                    FLEMING COMPANIES, INC.
                                         (Registrant)

Date: August 24, 1999               KEVIN TWOMEY
                                    Kevin Twomey
                                    Senior Vice President-Controller
                                    (Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit
No.      Description                            Method of Filing
------   -----------                            ----------------
10.53    Severance Agreement with William J.    Filed herewith electronically
         Dowd effective as of June 17, 1999

10.54    Employment Agreement for William H.    Filed herewith electronically
         Marquard dated as of June 1, 1999

10.55    Restricted Stock Agreement for         Filed herewith electronically
         William H. Marquard dated as of
         June 1, 1999

10.56    Employment Agreement for Dennis C.     Filed herewith electronically
         Lucas dated as of July 28, 1999

10.57    Restricted Stock Agreement for         Filed herewith electronically
         Dennis C. Lucas dated as of July 28,
         1999

10.58    Restricted Stock Agreement for E.      Filed herewith electronically
         Stephen Davis dated as of July 20,
         1999

10.59    Form of Loan Agreement Pursuant to     Filed herewith electronically
         Executive Stock Ownership Program

12       Computation of Ratio of Earnings to    Filed herewith electronically
         Fixed Charges

15       Letter from Independent Accountants    Filed herewith electronically
         as to Unaudited Interim Financial
         Information

27       Financial Data Schedule                Filed herewith electronically