Form 10-Q
period 1999-10-02
FLEMING COMPANIES INC /OK/
filed 1999-11-10
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1999 is as follows:

               Class                             Shares Outstanding
     Common stock, $2.50 par value                    38,821,000

                                       INDEX

                                                             Page
                                                            Number
Part I.  FINANCIAL INFORMATION:

 Item 1.     Financial Statements

            Consolidated Condensed Statements of Operations -
              12 Weeks Ended October 2, 1999,
              and October 3, 1998

            Consolidated Condensed Statements of Operations -
              40 Weeks Ended October 2, 1999,
              and October 3, 1998

            Consolidated Condensed Balance Sheets -
              October 2, 1999, and December 26, 1998

            Consolidated Condensed Statements of Cash Flows -
              40 Weeks Ended October 2, 1999,
              and October 3, 1998

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

 Item 3.     Quantitative and Qualitative Disclosures
               about Market Risk

Part II. OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 6.     Exhibits and Reports on Form 8-K

Signatures

              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 12 weeks ended October 2, 1999, and October 3, 1998
(In thousands, except per share amounts)
==============================================================================
                                             1999                 1998
------------------------------------------------------------------------------
Net sales                                 $3,243,192            $3,438,766

Costs and expenses:
 Cost of sales                             2,906,749             3,115,371
 Selling and administrative                  291,990               284,497
 Interest expense                             36,987                37,348
 Interest income                              (7,075)               (8,559)
 Equity investment results                     2,431                 2,669
 Litigation charge                                 -                 2,215
 Impairment/restructuring charge              36,151                 6,038
------------------------------------------------------------------------------

   Total costs and expenses                3,267,233             3,439,579
------------------------------------------------------------------------------

Loss before taxes                            (24,041)                 (813)
Taxes on loss                                 (9,695)                1,512
------------------------------------------------------------------------------

Net loss                                  $  (14,346)           $   (2,325)
==============================================================================

Basic and diluted net loss per share           $(.37)                $(.06)
Dividends paid per share                        $.02                  $.02
Weighted average shares outstanding:
     Basic                                    38,459                38,039
     Diluted                                  38,459                38,039
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Operations
For the 40 weeks ended October 2, 1999, and October 3, 1998
(In thousands, except per share amounts)
==============================================================================
                                          1999                 1998
------------------------------------------------------------------------------
Net sales                             $11,057,800           $11,511,835

Costs and expenses:
 Cost of sales                          9,965,771            10,404,403
 Selling and administrative               955,550               933,363
 Interest expense                         127,240               124,411
 Interest income                          (23,319)              (28,172)
 Equity investment results                  8,402                 9,506
 Litigation charge                              -                 7,385
 Impairment/restructuring charge           79,356                 6,687
------------------------------------------------------------------------------

   Total costs and expenses            11,113,000            11,457,583
------------------------------------------------------------------------------

Earnings (loss) before taxes              (55,200)               54,252
Taxes on income (loss)                    (14,275)               27,668
------------------------------------------------------------------------------

Net earnings (loss)                   $   (40,925)          $    26,584
==============================================================================

Basic and diluted net earnings (loss)
 per share                                 $(1.07)                 $.70
Dividends paid per share                     $.06                  $.06
Weighted average shares outstanding:
     Basic                                 38,256                37,848
     Diluted                               38,256                38,058
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
==============================================================================
                                       October 2,         December 26,
Assets                                   1999                1998
------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents            $   39,604         $    5,967
 Receivables                             416,930            450,905
 Inventories                             894,169            984,287
 Other current assets                    216,776            146,757
------------------------------------------------------------------------------
   Total current assets                1,567,479          1,587,916
Investments and notes receivable         114,986            119,468
Investment in direct financing leases    130,524            177,783

Property and equipment                 1,584,720          1,554,884
 Less accumulated depreciation
   and amortization                     (739,012)          (734,819)
------------------------------------------------------------------------------
Net property and equipment               845,708            820,065
Deferred income taxes                     61,390             51,497
Other assets                             158,273            154,524
Goodwill                                 575,027            579,579
------------------------------------------------------------------------------

Total assets                          $3,453,387         $3,490,832
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                     $  910,531         $  945,475
 Current maturities of long-term debt     61,378             41,368
 Current obligations under capital leases 21,986             21,668
 Other current liabilities               255,368            272,573
------------------------------------------------------------------------------
   Total current liabilities           1,249,263          1,281,084
Long-term debt                         1,192,260          1,143,900
Long-term obligations under
 capital leases                          365,103            359,462
Other liabilities                        114,331            136,455

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share  97,091             96,356
 Capital in excess of par value          513,299            509,602
 Reinvested earnings (deficit)           (20,827)            23,155
 Accumulated other comprehensive income:
   Additional minimum pension liability  (57,133)           (57,133)
------------------------------------------------------------------------------
     Accumulated other comprehensive
      income                             (57,133)           (57,133)
------------------------------------------------------------------------------
 Less ESOP note                                -             (2,049)
------------------------------------------------------------------------------
   Total shareholders' equity            532,430            569,931
------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                               $3,453,387         $3,490,832
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 40 weeks ended October 2, 1999, and October 3, 1998
(In thousands)
==============================================================================
                                                1999             1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings (loss)                         $(40,925)          $ 26,584
 Adjustments to reconcile net earnings
   (loss) to net cash provided by operating
   activities:
   Depreciation and amortization              123,545            140,735
   Credit losses                               17,790             11,969
   Deferred income taxes                      (31,047)             9,507
   Equity investment results                    8,284              9,506
   Impairment/restructuring and related
     charges                                  107,305              7,078
   Cash payments on impairment/restructuring
     and related charges                      (45,096)            (4,306)
   Change in assets and liabilities, excluding
     effect of acquisitions:
     Receivables                               30,682           (106,791)
     Inventories                               82,540             (6,595)
     Accounts payable                         (34,944)            79,508
     Other assets and liabilities             (49,943)           (35,340)
   Other adjustments, net                      (7,644)            (4,888)
------------------------------------------------------------------------------
     Net cash provided by operating
       activities                             160,547            126,967
------------------------------------------------------------------------------

Cash flows from investing activities:
 Collections on notes receivable               24,399             34,842
 Notes receivable funded                      (34,476)           (21,236)
 Purchase of property and equipment          (123,102)          (146,275)
 Proceeds from sale of
   property and equipment                      24,831             12,708
 Investments in customers                      (8,006)            (1,007)
 Proceeds from sale of investment               2,203              3,483
 Businesses acquired                          (78,075)            (6,557)
 Proceeds from sale of businesses              14,165                  -
 Other investing activities                     3,928              5,818
------------------------------------------------------------------------------
   Net cash used in investing activities     (174,133)          (118,224)
------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from long-term borrowings           126,000             50,000
 Principal payments on long-term debt         (57,630)           (53,133)
 Principal payments on capital
   lease obligations                          (22,030)           (14,620)
 Sale of common stock under incentive
   stock and stock ownership plans              3,236              4,997
 Dividends paid                                (2,322)            (2,296)
 Other financing activities                       (31)              (468)
------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                      47,223            (15,520)
------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                          33,637             (6,777)
Cash and cash equivalents,
 beginning of period                            5,967             30,316
------------------------------------------------------------------------------

Cash and cash equivalents, end of period     $ 39,604           $ 23,539
==============================================================================

Supplemental information:
 Cash paid for interest                      $122,449           $115,146
 Cash paid for taxes                         $ 15,521           $ 12,026
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements (See independent accountants' review report)

1. The consolidated condensed balance sheet as of October 2, 1999, and the consolidated condensed statements of operations and cash flows for the 12-week and 40-week periods ended October 2, 1999, and for the 12-week and 40-week periods ended October 3, 1998, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at October 2, 1999, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted earnings or loss per share are computed based on net earnings or loss divided by weighted average shares as appropriate for each calculation subject to antidilution limitations.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $53 million at October 2, 1999, and $44 million at December 26, 1998. The LIFO charges for the 12 weeks ended October 2, 1999 and October 3, 1998 were $3 million and $2 million, respectively. The LIFO charges for the 40 weeks ended October 2, 1999 and October 3, 1998 were $9 million and $5 million, respectively.

4. Sales and operating earnings for the company's wholesale and retail segments are presented below.

==============================================================================
                                              For the 12 weeks ended
                                              Oct 2,          Oct 3,
     ($ in millions)                           1999            1998
------------------------------------------------------------------------------
     Sales:
       Wholesale                              $2,896          $3,126
       Intersegment elimination                 (489)           (495)
------------------------------------------------------------------------------
       Net wholesale                           2,407           2,631
       Retail                                    836             808
------------------------------------------------------------------------------

     Total sales                              $3,243          $3,439
==============================================================================

     Operating earnings:
       Wholesale                              $   69          $   53
       Retail                                      4              11
       Corporate                                 (28)            (26)
------------------------------------------------------------------------------
     Total operating earnings                     45              38
     Interest expense                            (37)            (37)
     Interest income                               7               9
     Equity investment results                    (3)             (3)
     Litigation charge                             -              (2)
     Impairment/restructuring charge             (36)             (6)
------------------------------------------------------------------------------

     Loss before taxes                        $  (24)         $   (1)
==============================================================================

                                               For the 40 weeks ended
                                                Oct 2,         Oct 3,
     ($ in millions)                             1999           1998
------------------------------------------------------------------------------
     Sales:
       Wholesale                              $9,881         $10,361
       Intersegment elimination               (1,671)         (1,556)
------------------------------------------------------------------------------
       Net wholesale                           8,210           8,805
       Retail                                  2,848           2,707
------------------------------------------------------------------------------

     Total sales                             $11,058         $11,512
==============================================================================

     Operating earnings:
       Wholesale                                $214            $207
       Retail                                     21              51
       Corporate                                 (98)            (84)
------------------------------------------------------------------------------
     Total operating earnings                    137             174
     Interest expense                           (127)           (124)
     Interest income                              23              28
     Equity investment results                    (9)            (10)
     Litigation charge                             -              (7)
     Impairment/restructuring charge             (79)             (7)
------------------------------------------------------------------------------

     Earnings (loss) before taxes               $(55)           $ 54
==============================================================================

General corporate expenses are not allocated to wholesale and retail segments. The transfer pricing between segments is at cost.

5. The company's comprehensive loss for the 12 weeks ended October 2, 1999 and October 3, 1998 totaled $14.3 million and $2.3 million, respectively. The company's comprehensive loss for the 40 weeks ended October 2, 1999 totaled $40.9 million compared to comprehensive income for the 40 weeks ended October 3, 1998 which totaled $31.5 million. The comprehensive amounts for both periods in 1999 and the 12 week period in 1998 were comprised only of the reported net loss, whereas the comprehensive income for the 40 week period in 1998 was comprised of the reported net income plus changes in foreign currency translation adjustments.

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

Class Action Suits.
In 1996, certain stockholders and two noteholders filed purported class action suits against the company and certain of its present and former officers and directors, each in the U.S. District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. The noteholder case was also consolidated, but only for pre-trial purposes. During 1998, the consolidated noteholder case was dismissed and during the first quarter of 1999, the consolidated stockholder case was also dismissed, each without prejudice. Amended complaints were filed in both cases during the first quarter of 1999. In May 1999, the company filed motions to dismiss in both cases, and in July 1999, the plaintiffs responded. The court has not yet ruled on the motions.

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

On September 28, 1999, the arbitration panel entered its award in favor of Fleming against Tru Discount Foods and its principals in the net amount of $579,443 plus interest at the rate of six percent per annum from October 29, 1999. In addition, Tru Discount Foods and its principals were ordered to pay Fleming $4,679 in satisfaction of outstanding fees and expenses, each party to bear its own attorney fees. All of their counterclaims, with the exception of one, were denied. Under the Uniform Arbitration Act, they have until December 27, 1999 to seek an order modifying or vacating the award from the Creek County, Oklahoma district court. Fleming will seek confirmation from the court of the award which will not be final until confirmed by the court.

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

The Don's suit alleges product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud, and RICO violations and seeks recovery of actual, punitive and treble damages and a declaration that certain contracts are voidable at the option of the plaintiffs. During the third quarter of 1999, plaintiffs asserted approximately $109 million in damages.

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

Storehouse Markets.
In 1998, the company and one of its associates were named in a suit filed in the United States District Court for the District of Utah by three current customers and one former customer of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs allege product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations and seek declaration of class action status and recovery of actual, punitive and treble damages. Damages have not been quantified. However, the company anticipates that the plaintiffs will seek substantial monetary damages. The company intends to vigorously defend its interests in this case but is currently unable to predict the ultimate outcome. Based upon the plaintiffs' allegations, an unfavorable outcome could have a material adverse effect on the company.

Y2K.
The company utilizes numerous computer systems which were developed employing six digit date structures (i.e., two digits each for the month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. In 1996, management implemented a program to comply with year-2000 requirements on a system-by-system basis, which included extensive systems testing. As of the end of the third quarter of 1999, the program was substantially complete.
Although the company has a high level of confidence regarding its internal systems, year-2000 failures in the company's computer systems could have a material adverse effect on the company's operations. In addition, failure of the company's customers or vendors to become year-2000 compliant could also have a material adverse effect on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Through the end of the third quarter of 1999, total expenditures to third parties were approximately $8 million since the beginning of 1997.

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

                                            Oct 2,         Oct 3,
           (In millions)                     1999           1998

           Current assets                     $39           $34
           Noncurrent assets                 $122           $70
           Current liabilities                $26           $12
           Noncurrent liabilities             $32            $7

                                              40 weeks ended
                                            Oct 2,         Oct 3,
           (In millions)                     1999           1998

           Net sales                         $416          $269
           Costs and expenses                $420          $277
           Net loss                           $(2)          $(4)

8. The accompanying operating statements include the following:

                                              12 weeks ended
                                            Oct 2,         Oct 3,
          (In thousands)                     1999           1998

          Depreciation and amortization
            (includes amortized costs in
            interest expense)             $39,669        $42,509
          Amortized costs in
            interest expense               $1,123         $1,083

                                              40 weeks ended
                                            Oct 2,         Oct 3,
          (In thousands)                     1999           1998

          Depreciation and amortization
            (includes amortized costs in
            interest expense)            $123,545       $140,735
          Amortized costs in
            interest expense               $3,746         $4,058

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan are to consolidate wholesale operations, grow wholesale sales, improve retail performance, and reduce overhead and operating expenses.

The total pre-tax charge of the strategic plan is presently estimated at $935 million ($246 million cash and $689 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $802 million. The increase is due primarily to closing the Peoria division, updating impairment amounts on certain retail chains, and increasing costs associated with initiatives to reduce overhead and complexity in business systems. The pre-tax charge recorded to-date is $775 million
($45 million, $16 million and $46 million in the third, second and first quarters of 1999, respectively, and $668 million recorded in 1998). After tax, the expense for the first three quarters of 1999 was $72 million or $1.88 per share ($28 million or $.73 per share for quarter three, $12 million or $.31 per share for quarter two and $32 million or $.84 per share for quarter one). The $160 million of costs relating to the strategic plan not yet charged against income will primarily be recorded throughout the rest of 1999 and 2000 at the time such costs are accruable.

The $45 million charge ($10 million cash and $35 million non-cash) in the third quarter of 1999 (partly due to the announcement to sell or close the New York and Pennsylvania retail chains) was included on several lines of the Consolidated
Condensed Statements of Operations: $3 million was included in cost of sales; $6 million was included in selling and administrative expense; and the remaining $36 million was included in the impairment/restructuring charge line. The $45 million charge consisted of the following components:
     o Impairment of assets of $30 million. The impairment components were $14 million for goodwill and $16 million for other long-lived assets. The goodwill charge of $14 million related to two retail acquisitions.
     o Restructuring charges of $6 million. The restructuring charges consisted of severance related expenses to sell or close the New York and Pennsylvania retail chains. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.
     o Other disposition and related costs of $9 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The $45 million charge relates to the company's segments as follows: $7 million relates to the wholesale segment and $34 million relates to the retail segment with the balance relating to corporate overhead expenses.

The $107 million year-to-date charge was included in the following lines of the Consolidated Condensed Statements of
Operations: $16 million was included in cost of sales; $12 million was included in selling and administrative expense; and the remaining $79 million was included in the impairment/ restructuring charge line. The $107 million charge consisted of the following components:
     o Impairment of assets of $55 million. The impairment components were $36 million for goodwill and $19 million for other long-lived assets. Of the goodwill charge of $36 million, $22 million related to the 1994 "Scrivner" acquisition with the remaining amount related to two retail acquisitions.
     o Restructuring charges of $24 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria division and the Consumers, Boogaarts, New York and Pennsylvania retail chains. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.
     o Other disposition and related costs of $28 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The $107 million year-to-date charge ($37 million cash and $70 million non-cash) relates to the company's segments as follows:
$43 million relates to the wholesale segment and $49 million relates to the retail segment with the balance relating to corporate overhead expenses.

The strategic plan includes workforce reductions which have been recorded to-date as follows:

          ($'s in thousands)               Amount         Headcount

          1998 Activity:
            Charge                         $25,441          1,430
            Terminations                    (3,458)          (170)
            1998 Ending Liability          $21,983          1,260
          1999 Quarter 1 Activity:
            Charge                           8,565            910
            Terminations                   (12,039)          (900)
            Qtr 1 Ending Liability         $18,509          1,270
          1999 Quarter 2 Activity:
            Charge                           1,912            170
            Terminations                    (7,433)          (980)
            Qtr 2 Ending Liability         $12,988            460
          1999 Quarter 3 Activity:
            Charge                           2,177             80
            Terminations                    (3,537)           (70)
            Qtr 3 Ending Liability         $11,628            470

The breakdown of the 1,160 headcount reduction recorded during 1999 is: 95 from the wholesale segment; 915 from the retail segment; and 150 from corporate.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over the expected remaining lease terms. The charges and utilization have been recorded to-date as follows:

          ($'s in thousands)           Amount

          1998 Activity:
            Charge                     $28,101
            Utilized                      (385)
            1998 Ending Liability      $27,716
          1999 Quarter 1 Activity:
            Charge                       2,337
            Utilized                    (3,870)
            Qtr 1 Ending Liability     $26,183
          1999 Quarter 2 Activity:
            Charge                          39
            Utilized                    (7,323)
            Qtr 2 Ending Liability     $18,899
          1999 Quarter 3 Activity:
            Charge                       1,525
            Utilized                      (615)
            Qtr 3 Ending Liability     $19,809

The total pre-tax charge relating to the strategic plan for the third quarter and year-to-date periods in 1998 was $6 million and $7 million, respectively, and were only in the impairment/ restructuring charge line. The charge consisted of $3 million impairment of long-lived assets from the wholesale segment with the remainder made up primarily of corporate severance.

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


Independent Accountants' Review Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of October 2, 1999, and the related condensed consolidated statements of operations for the 12 and 40 weeks ended October 2, 1999 and October 3, 1998 and condensed consolidated statements of cash flows for the 40 weeks ended October 2, 1999 and October 3, 1998. These financial statements are the responsibility of the company's management.

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

Oklahoma City, Oklahoma
October 19, 1999



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

The strategic plan consists of the following four major initiatives:
    o Consolidate wholesale operations. The strategic plan initially included closing seven operating units - two in 1998 and five in 1999. Of the five in 1999, all but one have been completed. An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. The company anticipates that a significant amount of these sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. These closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, which the company should begin recognizing upon closure. Although the divestitures will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.
    o Grow wholesale sales. Higher volume, better-utilized wholesale operations and the dynamics of the market place represent an opportunity for sales growth. During the first three quarters of 1999, significant new customers were added in the wholesale segment, including increased business with Kmart Corporation which is expected to result in approximately $1 billion in annualized new sales.
    o Improve retail performance. The strategic plan not only requires selling or closing under-performing company-owned retail chains or groups, but also calls for increased investments in market leading company-owned chains or groups. During the third quarter of 1999, the sale or closing of the New York and Pennsylvania retail chains was announced. The combined 1998 sales of the two chains totaled $377 million. The sale or closing of the three previously announced under-performing company-owned retail chains is well under way. The sale or closing of all five chains is expected to be substantially completed by the end of the fourth quarter. Also during the first three quarters of 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with its existing chains. A number of remodels of existing retail stores were also completed during the first three quarters of 1999.
    o Reduce overhead and operating expenses. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives are underway to reduce complexity in business systems and remove non-value-added costs from operations. Early in 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions. Over the last two quarters, the company has been finalizing those plans and implementing them. During 1999, the company has eliminated approximately 150 corporate positions.

Implementation of the strategic plan is expected to continue through the year 2000. This time frame accommodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond the year 2000 because certain disposition related costs can only be expensed when incurred.

The total pre-tax charge of the strategic plan is presently estimated at $935 million ($246 million cash and $689 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $802 million. The increase is due primarily to closing the Peoria division, updating impairment amounts on certain retail chains, and increasing costs associated with initiatives to reduce overhead and complexity in business systems. The pre-tax charge recorded to-date is $775 million
($45 million, $16 million and $46 million in the third, second and first quarters of 1999, respectively, and $668 million recorded in 1998). Of the $45 million charge in the third quarter of 1999, $10 million is expected to require cash expenditures. The remaining $35 million consisted of noncash items. The $45 million charge consisted of the following components:
    o Impairment of assets of $30 million. The impairment components were $14 million for goodwill and $16 million for other long-lived assets.
    o Restructuring charges of $6 million. The restructuring charges consisted of severance related expenses to sell or close the New York and Pennsylvania retail chains. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.
    o Other disposition and related costs of $9 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $14 million or $.37 per share for the third quarter of 1999. The after-tax effect of the strategic plan charge on the company's third quarter of 1999 was $28 million or $.73 per share. Excluding the strategic plan charge and one-time gains on the sales of distribution facilities, the company would have recorded net income of $11 million or $.27 per share. Adjusted EBITDA for the third quarter of 1999 was $97 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

Additional pre-tax expense of approximately $160 million is primarily expected throughout the rest of 1999 and 2000 relating to the continuing implementation of the strategic plan. Approximately $135 million of these future expenses are expected to require cash expenditures. The remaining $25 million of the future expense relates to noncash items. These future expenses will consist primarily of severance, real estate-related expenses, pension withdrawal liabilities and other costs expensed when incurred.

The pre-tax charge relating to the strategic plan for the third quarter and year-to-date periods in 1998 was entirely reflected in the Impairment/ restructuring charge line and totaled $6 million and $7 million, respectively. The charge consisted of $3 million impairment of long-lived assets with the remainder made up primarily of severance.

The company has assessed the strategic significance of all operating units. Under the plan, the sale or closing of certain operating units has been announced and is planned. The company anticipates the improved performance of several strategic operating units. However, in the event that performance is not improved, additional operating units could be sold or closed.


Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

==============================================================================
                                      Oct 2,             Oct 3,
For the 12 weeks ended                 1999               1998
------------------------------------------------------------------------------
Net sales                             100.00 %           100.00 %

Gross margin                           10.37               9.40
Less:
Selling and administrative              9.00               8.27
Interest expense                        1.14               1.09
Interest income                         (.22)              (.25)
Equity investment results                .07                .08
Litigation charge                          -                .06
Impairment/restructuring charge         1.12                .18
------------------------------------------------------------------------------

Total expenses                         11.11               9.43
------------------------------------------------------------------------------

Loss before taxes                       (.74)              (.03)
Taxes on loss                           (.30)               .04
------------------------------------------------------------------------------

Net income (loss)                       (.44)%              .07 %
==============================================================================
                                        Oct 2,             Oct 3,
For the 40 weeks ended                   1999               1998
------------------------------------------------------------------------------

Net sales                               100.00 %           100.00 %

Gross margin                              9.88               9.62
Less:
Selling and administrative                8.64               8.11
Interest expense                          1.15               1.08
Interest income                           (.21)              (.24)
Equity investment results                  .08                .08
Litigation charge                            -                .06
Impairment/restructuring charge            .72                .06
------------------------------------------------------------------------------

Total expenses                           10.38               9.15
------------------------------------------------------------------------------

Earnings (loss) before taxes              (.50)               .47
Taxes on income (loss)                    (.13)               .24
------------------------------------------------------------------------------

Net income (loss)                         (.37)%              .23 %
==============================================================================


Net sales.
Sales for the third quarter (12 weeks) of 1999 decreased by $196 million, or 6%, to $3.2 billion from the same period in 1998.
Year to date, sales decreased by $454 million, or 4%, to $11.1 billion from the same period in 1998.

Net sales for the wholesale segment were $2.4 billion for the third quarter of 1999 compared to $2.6 billion from the same period in 1998. Year to date, sales decreased to $8.2 billion in 1999 compared to $8.8 billion in 1998. The sales decreases were primarily due to the previously announced loss of sales to Furr's
(in 1998) and Randall's (in 1999) and the disposition of the Portland division (in 1999). These sales losses plus the prospective loss of sales to United in 2000 will be partially offset by the increase in sales to Kmart Corporation. In 1998, sales to Furr's, Randall's and United accounted for approximately
8% of the company's sales.

Retail segment sales increased $28 million, or 3%, in the third quarter of 1999 to $836 million from the same period in 1998.
Year to date, retail segment sales increased $141 million, or 5%, to $2.8 billion from the same period in 1998. The increase in sales was due primarily to new stores added since early in 1998.
This was offset partially by the closing of non-performing stores and a decrease in same-store sales of 4.3% and 2.1% for the third quarter and year-to-date periods in 1999 compared to the same periods in 1998.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation year-to-date was down slightly at 1.4% compared to 1.8% for the same period in 1998.

Gross margin.
Gross margin for the third quarter of 1999 increased by $13 million, or 4%, to $336 million from $323 million for the same period in 1998, and increased as a percentage of net sales to 10.37% from 9.40% for the same period in 1998. The strategic plan charges and one-time gains on sales of distribution facilities had little effect on these comparisons. The increase in dollars reflects positive results from leveraging the company's buying power and cutting costs. The increase in percentage to net sales was also due to the impact of the growing retail segment compared to the wholesale segment. The retail segment has the higher margins of the two segments. This increase was partly offset by lower margins in the retail segment due to competitive pricing at company-owned new stores.

Year to date, gross margin decreased by $15 million, or 1%, to $1.09 billion in 1999 from $1.11 billion in 1998, but increased as a percentage of net sales to 9.88% from 9.62% for the same period in 1998. After excluding the strategic plan charges and one-time gains on sales of distribution facilities, gross margin dollars still decreased compared to the same period in 1998 and gross margin as a percentage of net sales still increased compared to the same period in 1998. The decrease in dollars was due primarily to the overall sales decrease, but was partly offset by positive results from leveraging the company's buying power and cutting costs. The increase in percentage to net sales was due to the impact of the growing retail segment compared to the wholesale segment. The retail segment has the higher margins of the two segments. This increase was partly offset by lower margins in the retail segment due to competitive pricing at company-owned new stores.

Selling and administrative expenses.
Selling and administrative expenses for the third quarter of 1999 increased by approximately $8 million, or 3%, to $292 million from $284 million for the same period in 1998 and increased as a percentage of net sales to 9.00% for 1999 from 8.27% in 1998.
Year to date, selling and administrative expenses increased approximately $23 million, or 2%, to $956 million in 1999 from $933 million in 1998 and increased as a percentage of net sales to 8.64% for 1999 from 8.11% in 1998.

For both the quarter and year-to-date periods: a)the increase in dollars was partly due to costs relating to the strategic plan;
and b)the increase in percentage to net sales was also partly due to costs relating to the strategic plan and to the impact of the growing retail segment compared to the wholesale segment - the retail segment has higher operating expenses as a percent to sales compared to the wholesale segment. Credit loss expense is included in selling and administrative expenses and increased slightly for the third quarter of 1999 to $5 million compared to the same period in 1998 at $4 million. Year to date, credit loss expense was $18 million in 1999 compared to $12 million in 1998.

As more fully described in the 1998 Annual Report on Form 10-K, the company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years.

Operating earnings.
Operating earnings for the wholesale segment increased by approximately $16 million to $69 million for the third quarter of 1999 from $53 million for the same period of 1998. Year to date, operating earnings increased for the wholesale segment by approximately $7 million to $214 million in 1999 from $207 million in 1998. Excluding the costs relating to the strategic plan and one-time gains on sales of distribution facilities, operating earnings would have increased by approximately $18 million to $71 million for the third quarter of 1999 from $53 million for the same period of 1998 and would have increased by approximately $17 million year-to-date to $224 million in 1999 from $207 million in 1998.

Operating earnings for the retail segment decreased by approximately $7 million to $4 million for the third quarter of 1999 from $11 million for the same period of 1998. Year to date, operating earnings decreased for the retail segment by $30 million to $21 million in 1999 from $51 million in 1998.
Excluding the costs relating to the strategic plan, operating earnings would have decreased by approximately $6 million to $5 million for the third quarter of 1999 from $11 million for the same period of 1998 and would have decreased by approximately $20 million year-to-date to $31 million in 1999 from $51 million in 1998. Operating earnings were affected primarily by negative same-store sales and the dilutive effect of new stores.

Corporate expenses were up slightly in the third quarter of 1999 at $28 million compared to $26 million for the same period of 1998. Year to date, corporate expenses were $14 million higher at $98 million in 1999 compared to $84 million in 1998. Closed store expense, the LIFO charge and incentive compensation expense were higher in 1999 than in 1998. Costs relating to the strategic plan had little effect on corporate expenses during these periods.

Interest expense.
Interest expense for the third quarter of 1999 was relatively unchanged from the same period in 1998 at $37 million. Year to date, interest expense was $3 million higher in 1999 compared to 1998 due primarily to 1998's low interest expense as a consequence of a favorable settlement of tax assessments. The higher 1999 expense was also due to higher average debt balances.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For the third quarter of 1999, interest rate hedge agreements contributed $1.2 million of interest expense compared to the $0.8 million contribution made in the same period of 1998. Year to date, interest rate hedge agreements contributed $4.1 million to interest expense compared to $3.2 million in 1998. For a description of these derivatives, see Item 7A. Quantitative and Qualitative Disclosures about
Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

Interest income.
Interest income for the third quarter of 1999 was $1 million lower than the same period in 1998 due to lower average balances for the company's investment in direct financing leases. Year to date, interest income was $5 million lower than the same period in 1998 for primarily the same reason.

Equity investment results.
The company's portion of operating losses from equity investments reflected a small improvement for both the third quarter and year-to-date periods in 1999 compared to the same periods in 1998.

Litigation charge.
In 1998, the $2 million charge in the third quarter and the $7 million year-to-date charge represented an $800,000 per month payment to Furr's as part of a settlement agreement. The payments ceased upon the closing of the sale of the El Paso product supply center to Furr's in October 1998.

Impairment/restructuring charge.
The pre-tax charge for the strategic plan recorded in the Consolidated Condensed Statements of Operations totaled $45 million for the third quarter of 1999 and $107 million for 1999 year-to-date. Of these totals, $36 million and $79 million were reflected in the Impairment/restructuring charge line for the third quarter and year-to-date periods, respectively, with the balance of the charges reflected in other financial statement lines. Amounts recorded for the third quarter and year-to-date periods in 1998 were entirely reflected in the Impairment/ restructuring charge line and totaled $6 million and $7 million, respectively. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rate used for the 40 weeks ended October 2, 1999 was 25.9%, representing a tax benefit. This is a blended rate taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these transactions during the year. The effective tax rate for the 40 weeks ended October 3, 1998 was 51.0%, representing a tax expense. The tax amount for the third quarter of both years was derived using the 40 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 28 weeks of the year.

Other.
Several factors negatively affecting earnings in the first 40 weeks of 1999 are likely to continue for the near term.
Management believes that these factors include costs related to the strategic plan, lower same-store sales and operating losses in certain company-owned retail stores.


Liquidity and Capital Resources

In the three quarters ended October 2, 1999, the company's principal sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and investments. The company's principal sources of capital, excluding shareholders' equity, during this period were banks and lessors.

Net cash provided by operating activities.
Operating activities generated $161 million of net cash flows for the three quarters ended October 2, 1999, compared to $127 million for the same period in 1998. Included in 1999 net operating cash flows were $113 million from a reduction in receivables and inventories, $35 million reduction in accounts payable, and $45 million in payments for strategic plan-related restructuring charges.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) are estimated to be a total of $57 million in 1999, $114 million in 2000, and $65 million thereafter. Total expected cash requirements (pre-tax) have increased by $65 million since the end of the second quarter due to increasing costs associated with initiatives to reduce overhead and complexity in business systems. Management believes working capital reductions, proceeds from the sale of assets, and increased earnings related to the successful implementation of the strategic plan are expected to provide adequate cash flows to cover all of these costs.

Net cash used in investing activities.
Total net investment expenditures were $174 million for the three quarters ended October 2, 1999, compared to $118 million in net investment expenditures for the same period in 1998. Included in 1999 net investment expenditures were $123 million for capital expenditures, $78 million for acquisitions of retail stores and a total of $42 million in loans and equity investments in customers. Offsetting these expenditures in part were sales of assets and investments totaling $41 million and collections on notes receivable totaling $24 million.

Capital expenditures are estimated to be a total of $200 million for 1999, and between $150 million and $200 million for 2000.
The company intends to increase its retail operations by making investments in its existing stores and by adding new stores through store construction or acquisitions for the foreseeable future. Acquisitions of supermarket groups or chains or wholesale operations will be made only on a selective basis. The company's strategic plan involves the divesting of certain wholesale and retail facilities and other assets, and focusing resources on the remaining wholesale and retail operations.

Net cash provided by financing activities.
Net cash provided by financing activities was $47 million for the three quarters ended October 2, 1999, compared to $16 million in net cash used in financing activities for the same period in 1998. Included in 1999 net cash provided by financing activities was a net increase in long-term debt of $68 million since the end of 1998. The increase in long-term debt reflects net cash required from external sources to finance net cash used in investment activities and certain financing activities such as $22 million of principal payments on capital lease obligations and $2 million of dividends paid, offset in part by $3 million from the sale of common stock under stock ownership plans.
Approximately $28 million in net capital value has been provided by lessors through capital lease obligations since the end of 1998.

At the end of the third quarter of 1999, borrowings under the credit facility totaled $198 million in term loans and $200 million of revolver borrowings, and $81 million of letters of credit had been issued. Based on actual borrowings and letters of credit issued, the company could have borrowed an additional
$319 million under the revolver.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow under its credit facility, and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures, expenditures for acquisitions (if any), strategic plan implementation costs and other capital needs for the next 12 months. Three of the company's largest customers (Furr's, Randall's and United) have announced they are moving or have moved to self-distribution, which together represent approximately 8% of the company's sales in 1998. This is expected to have no significant future impact on the company's liquidity due to the implementation of cost cutting measures and the new business gained so far this year, particularly from Kmart Corporation.

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

The company has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. In
1996, management implemented a program to comply with year-2000 requirements on a system-by-system basis including both information technology (IT) and non-IT systems (e.g., microcontrollers). The program included extensive systems testing and contingency planning. As of the end of the third quarter of 1999, the program was substantially complete. All significant and critical computer systems and date-sensitive equipment and business processes have been checked, replaced or remediated, and tested for year-2000 compliance. In cases where compliance could not be achieved or any uncertainty exists, alternatives and contingency plans are in place. The company will continue to work on testing and validation of the readiness of our systems and supply chain up to and through the millennium transition. Contingency plans are documented and published for all corporate offices, distribution centers and retail stores. A senior management task force is continually reviewing and expanding contingency plans for both internal and external failures that could disrupt the supply chain. These plans deal with such external variables as loss of power or water, unusual consumer buying patterns, availability of cash, and other infrastructure issues, in addition to the potential failure of year-2000 compliant systems. Although the company has a high level of confidence regarding its internal systems, year-2000 failures in the company's computer systems could have a material adverse effect on the company's operations.

The company has also assessed the status of its vendors' and customers' year-2000 readiness through meetings, discussions, notices and surveys. Vendor and customer responses and feedback are varied and in some cases inconclusive. Moreover, it is uncertain whether there is sufficient elasticity in the supply chain and the public infrastructure to handle demand fluctuations caused by consumer stockpiling or panic. Accordingly, the company believes the most likely worst case scenario could be breakdowns in the food supply chain or public infrastructure resulting in our customers' failure to serve and retain consumers resulting in a negative impact on the company's sales. Year-2000 failures in the systems and processes of the company's suppliers, customers or external service providers might also have a material adverse impact on the company's operations.

Program costs to comply with year-2000 requirements are being expensed as incurred. Total expenditures to third parties in 1997 through completion in 1999 are not expected to exceed $10 million, none of which is incremental. Through the end of the third quarter of 1999, these third party expenditures totaled approximately $8 million. To compensate for the dilutive effect on results of operations, the company has delayed other non-critical development and support initiatives. Accordingly, the company expects that annual information technology expenses will not differ significantly from prior years.

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



                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Quarterly Report on Form 10-Q for the quarter ended July 10, 1999:

(1) Tru Discount Foods. On September 28, 1999, the arbitration panel entered its award in favor of Fleming against Tru Discount Foods and its principals in the net amount of $579,443 plus interest at the rate of six percent per annum from October 29, 1999. In addition, Tru Discount Foods and its principals were ordered to pay Fleming $4,679 in satisfaction of outstanding fees and expenses, each party to bear its own attorney fees. All of their counterclaims, with the exception of one, were denied. Under the Uniform Arbitration Act, they have until December 27, 1999 to seek an order modifying or vacating the award from the Creek County, Oklahoma district court.
Fleming will seek confirmation from the court of the award which will not be final until confirmed by the court.

(2) Don's United Super (and related cases). During the third quarter of 1999, plaintiffs in the Don's case asserted damages of approximately $109 million.

(3) Tobacco Cases. During the third quarter of 1999, a trial date was set for March 4, 2000, for one of the cases previously remanded to the Court of Common Pleas of Philadelphia
County, Pennsylvania. With respect to this case, the company is being indemnified and defended by a substantial third-party co-defendant. In addition, during the third quarter, two other claims initially filed in the Court of Common Pleas, Philadelphia
County, which had been dismissed pursuant to a tolling agreement among the parties, were withdrawn from the tolling agreement by plaintiffs'counsel.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number                                     Page Number

            12         Computation of Ratio of Earnings
                       to Fixed Charges

            15         Letter from Independent Accountants
                       as to Unaudited Interim Financial
                       Information

            27         Financial Data Schedule


(b) Reports on Form 8-K:

    On September 28, 1999, an arbitration panel entered its award in favor of the company against Tru Discount Foods and its principals.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLEMING COMPANIES, INC.
                                   (Registrant)


Date: November 10, 1999       KEVIN TWOMEY
                              Kevin Twomey
                              Senior Vice President-Controller
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.     Description                          Method of Filing
-------   -----------                          ----------------
12      Computation of Ratio of Earnings      Filed herewith electronically
        to Fixed Charges

15      Letter from Independent Accountants   Filed herewith electronically
        as to Unaudited Interim Financial
        Information

27      Financial Data Schedule               Filed herewith electronically

