Form 10-Q/A
period 1999-04-17
FLEMING COMPANIES INC /OK/
filed 2000-02-09
CIK 352949

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

This amended filing primarily reflects additions to qualitative disclosures. There were no restatements to the financial statements.

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

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth ("strategic plan"). Described below are the four major initiatives of the strategic plan along with a status update of each initiative:

o Consolidate food distribution operations. This initially required divestiture of seven operating units - two in 1998 and five in 1999.
  Of the five divestitures in 1999, all but one have been completed.
  An additional closing has taken place in 1999 (Peoria, IL) which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Sales for Peoria totaled $120 million in 1998. The divestiture of an additional four operating units is still planned. The company anticipates that a significant amount of the sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. The closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and we expect to begin recognizing these savings upon closure. Although the divestiture will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

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

o Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups, but also requires increased investments in market leading chains or groups. During the first quarter of 1999, the divestiture of a second under-performing company-owned retail chain (Consumers Food & Drug) was announced per the strategic plan. Consumers sales totaled $145 million in 1998. The divestiture of both chains is well underway. The divestiture of three more retail chains is still planned. Also during the first quarter of 1999, the company negotiated and recently finalized the purchase of a number of retail stores that are considered to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter. Same-store sales for the first quarter of 1999, although still negative, improved over previous quarters.

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

The $46 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the first quarter of 1999 as follows:
$6 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $37 million was included in the impairment/ restructuring charge line. The $46 million charge consisted of the following components:

o Impairment of assets of $24 million. The impairment components were $22 million for goodwill and $2 million for other long-lived assets. All of the goodwill charge of $22 million was related to the 1994 "Scrivner" acquisition.

o Restructuring charges of $13 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria food distribution operating unit and Consumers retail chain. The restructuring charges also consisted of operating lease liabilities for the Peoria food distribution operating unit.

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

The breakdown of the 910 headcount reduction recorded during 1999 is: 29 from the food distribution segment; 811 from the retail food segment; and 70 from corporate.

Additionally, the strategic plan includes charges related primarily to lease obligations which totaled approximately $30 million ($2 million in the first quarter and $28 million in 1998) which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

($'s in thousands)                            Amount
----------------------------------------------------
1998 Activity:
  Charge                                   $28,101
  Utilized                                    (385)
					   -------
  1998 Ending Liability                     27,716

1999 Quarter 1 Activity:
  Charge                                     2,337
  Utilized                                  (3,870)
					   -------
  Qtr 1 Ending Liability                   $26,183

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

The three strategies are further defined in the following four major initiatives:

o Consolidate food distribution operations. This initially required divestiture of seven operating units - two in 1998 and five in 1999.
  Of the five divestitures in 1999, all but one have been completed.
  An additional closing has taken place in 1999 (Peoria, IL) which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Sales for Peoria totaled $120 million in 1998. The divestiture of an additional four operating units is still planned. The company anticipates that a significant amount of the sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. The closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and we expect to begin recognizing these savings upon closure. Although the divestiture will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

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

o Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups, but also requires increased investments in market leading chains or groups. During the first quarter of 1999, the divestiture of a second under-performing company-owned retail chain (Consumers Food & Drug) was announced per the strategic plan. Consumers sales totaled $145 million in 1998. The divestiture of both chains is well underway. The divestiture of three more retail chains is still planned. Also during the first quarter of 1999, the company negotiated and recently finalized the purchase of a number of retail stores that are considered to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter. Same-store sales for the first quarter of 1999, although still negative, improved over previous quarters.

o Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. In addition, several initiatives to reduce complexity in business systems are underway, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. These initiatives are expected to reduce costs and improve the company's profitability and competitiveness. During the first quarter of 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions later this year.

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

The total pre-tax charge of the strategic plan is presently estimated at $810 million. The pre-tax charge recorded to-date is $714 million ($46 million in the first quarter of 1999 and $668 million recorded in 1998). Of the $46 million charge in the first quarter of 1999, only $15 million is expected to require cash expenditures. The remaining $31 million consisted of noncash items. The $46 million charge consisted of the following components:

o Impairment of assets of $24 million. The impairment components were $22 million for goodwill and $2 million for other long-lived assets.
  The entire $24 million impairment related to assets to be sold or closed.

o Restructuring charges of $13 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria food distribution operating unit and Consumers retail chain. The restructuring charges also consisted of operating lease liabilities for the Peoria food distribution operating unit.

o Other disposition and related costs of $9 million. These costs consist primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $24 million or $.64 per share for the first quarter of 1999. The after-tax effect of the strategic plan charge on the company's first quarter of 1999 was $32 million or $.84 per share. Excluding the strategic plan charge, the company would have recorded net income of $8 million or $.20 per share. Adjusted EBITDA for the first quarter of 1999 was $114 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA for the first quarter of 1999 (in millions):

     Net Loss                          $ (24)
     Add back:
       Taxes on Loss                      (7)
       Depreciation/Amortization          45
       Interest Expense                   51
       Equity Investment Results           3
				       -----
	 EBITDA                           68
     Add back Noncash Strategic Plan
       Charges                            31
				       -----
	 EBITDA excluding Noncash
	   Strategic Plan Charges         99
     Add back Strategic Plan Charges
       requiring Cash                     15
				       -----
	 Adjusted EBITDA               $ 114
				       =====

The adjusted EBITDA amount represents cash flow from operations excluding unusual or infrequent items. In the company's opinion, adjusted EBITDA is the best starting point when evaluating the company's ability to service debt. In addition, the company believes it is important to identify the cash flows relating to unusual or infrequent charges and strategic plan charges, which should also be considered in evaluating the company's ability to service debt.

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

The company has assessed the strategic significance of all operating units. Under the plan, certain divestitures have been announced and are planned as described above. The company anticipates the improved performance of several strategic operating units. However, in the event that performance is not improved, the strategic plan will be revised and additional operating units could be sold or closed.

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

Net sales for the food distribution segment were $3.3 billion in 1999 compared to $3.5 billion in 1998. The loss of sales from customers moving to self-distribution, Furr's (in 1998), Randall's (in 1999) and United (in 2000), will result in sales comparisons to prior periods being negative for some time. In 1998, sales to these three customers accounted for approximately
8% of the company's sales.

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

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow under its credit agreement and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures (including expenditures for acquisitions, if any), strategic plan implementation costs and other capital needs for the next 12 months. Three of the company's largest customers (Furr's, Randall's, and United) are moving or have moved to self-distribution, which together represent approximately 8% of the company's sales in 1998. The effect of the loss of this business is not expected to have a substantial impact on the company's liquidity due to implementation of cost cutting measures and anticipated new business, although if these measures are not successful or the anticipated new business does not materialize, the company's liquidity could be adversely affected.

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


			 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number                                     Page Number

3.1     Amended and Restated Certificate               **
	of Incorporation as amended
	May 19, 1999

3.2     Bylaws as amended May 19, 1999                 **

10.49*  Amendment to Fleming Companies,                **
	Inc. 1990 Stock Incentive Plan

10.50*  Employment Agreement for John T.               **
	Standley dated as of May 17, 1999

10.51*  Restricted Stock Agreement for John            **
	T. Standley dated as of May 17, 1999

10.52*  Letter Agreement for William H.                **
	Marquard dated as of May 26, 1999

12      Computation of Ratio of Earnings               **
	to Fixed Charges

15      Letter from Independent Accountants            ***
	As to Unaudited Interim Financial
	Information

27      Financial Data Schedule                        **
_______________

*   Management contract, compensatory plan or arrangement.

**  Exhibit filed with Form 10-Q for quarter ended April 17, 1999.

*** Exhibit filed with this amendment.

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

					    FLEMING COMPANIES, INC.
						      (Registrant)

Date: February 9, 2000                      KEVIN TWOMEY
					    Kevin Twomey
					    Senior Vice President Finance
					    (Principal Accounting Officer)

				EXHIBIT INDEX

Exhibit
No.         Description                            Method of Filing
---         -----------                            ----------------
15      Letter from Independent Accountants  Filed herewith electronically
	As to Unaudited Interim Financial
	Information