Form 10-Q/A
period 1999-07-10
FLEMING COMPANIES INC /OK/
filed 2000-02-09
CIK 352949

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

The $16 million charge in the second quarter of 1999 (partly due to the announcement to sell or close the Boogaarts retail chain) was included on several lines of the Consolidated Condensed Statements of Operations: $7 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $6 million was included in the impairment/restructuring charge line. The $16 million charge consisted of the following components:

     o Impairment of assets of $1 million.

     o Restructuring charges of $5 million. The restructuring charges consisted of severance related expenses to sell or close the Boogaarts retail chain. The restructuring charges also consisted of professional fees incurred related to the restructuring process.

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

     o Restructuring charges of $18 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria food distribution operating unit and Consumers and Boogaarts retail chains which were announced in 1999. The restructuring charges also consisted of operating lease liabilities for the Peoria food distribution operating unit and professional fees incurred related to the restructuring process.

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

The breakdown of the 1,080 headcount reduction recorded during 1999 is:
68 from the food distribution segment; 865 from the retail food segment; and 147 from corporate.

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

The three strategies are further defined in the following four major initiatives:

     o Consolidate food distribution operations. The strategic plan initially included closing seven operating units - two in 1998 and five in 1999. Of the five in 1999, all but one have been completed. An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Although the divestiture of an additional four operating units was planned, the increased business with Kmart Corporation has caused a change in the strategic plan with one of the scheduled closings being taken off of the list due to increased cash flows now expected at that operating unit. The closing of another operating unit has been delayed to allow the receiving operating unit to adapt to new Kmart business. The company anticipates that a significant amount of the sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. The closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and we expect to begin recognizing these savings upon closure. Although the divestiture will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

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

     o Improve retail food performance. The strategic plan not only requires selling or closing under-performing company-owned retail chains or groups, but also calls for increased investments in market leading company-owned chains or groups. During the second quarter of 1999, the selling or closing of a third under-performing company-owned retail chain (Boogaarts Food Stores) was announced per the strategic plan. Boogaarts sales totaled $80 million in 1998. The selling or closing of the first two chains is almost finished and the third chain should be completed by the end of the fourth quarter. The divestiture of two more retail chains is still planned. Also during the first two quarters of 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with its existing chains. A number of remodels of existing retail stores have also been completed during the quarter.

     o Reduce overhead and operating expenses. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. In addition, several initiatives are underway to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. During the first quarter of 1999, the company worked with specialists in supply chain management on plans to begin implementing cost reductions. In the second quarter of 1999, the company finalized some of those plans and began implementation. During the first two quarters of 1999, the company eliminated over 200 corporate positions.

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

The total pre-tax charge of the strategic plan is presently estimated at $820 million. The pre-tax charge recorded to-date is $730 million ($16 million in the second quarter of 1999, $46 million in the first quarter of 1999 and $668 million recorded in 1998). Of the $16 million charge in the second quarter of 1999, $10 million is expected to require cash expenditures. The remaining $6 million consisted of noncash items. The $16 million charge consisted of the following components:

     o Impairment of assets of $1 million related to assets to be sold or closed.

     o Restructuring charges of $5 million. The restructuring charges consisted of severance related expenses to sell or close the Boogaarts retail chain which was announced in the second quarter. The restructuring charges also consisted of professional fees incurred related to the restructuring process.

       o Other disposition and related costs of $10 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $2 million or $.06 per share for the second quarter of 1999. The after-tax effect of the strategic plan charge on the company's second quarter of 1999 was $12 million or $.31 per share. Excluding the strategic plan charge, the company would have recorded net income of $10 million or $.25 per share. Adjusted EBITDA for the second quarter of 1999 was $96 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA for the second quarter of 1999 (in millions):

     Net Loss                               $  (2)
     Add back:
       Taxes on Loss                            3
       Depreciation/Amortization               36
       Interest Expense                        39
       Equity Investment Results                2
       LIFO Provision                           2
                                            -----
         EBITDA                                80
     Add back Noncash Strategic Plan Charges    6
                                            -----
       EBITDA excluding Noncash Strategic
         Plan Charges                          86
     Add back Strategic Plan Charges
       requiring Cash                          10
                                            -----
       Adjusted EBITDA                      $  96
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

The company has assessed the strategic significance of all operating units. Under the plan, the selling or closing of certain operating units has been announced and is planned as described above. The company anticipates the improved performance of several strategic operating units. However, in the event that performance is not improved, the strategic plan will be revised and additional operating units could be sold or closed.


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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

      Exhibit Number                                          Page Number

          10.53*     Severance Agreement with William             **
                     J. Dowd effective as of June 17, 1999

          10.54*     Employment Agreement for William H.          **
                     Marquard dated as of June 1, 1999

          10.55*     Restricted Stock Agreement for               **
                     William H. Marquard dated as of
                     June 1, 1999

          10.56*     Employment Agreement for Dennis C.           **
                     Lucas dated as of July 28, 1999

          10.57*     Restricted Stock Agreement for               **
                     Dennis C. Lucas dated as of July
                     28, 1999

          10.58*     Restricted Stock Agreement for               **
                     E. Stephen Davis dated as of
                     July 20, 1999

          10.59*     Form of Loan Agreement Pursuant              **
                     to Executive Stock Ownership
                     Program

          12         Computation of Ratio of Earnings             **
                     to Fixed Charges

          15         Letter from Independent Accountants          ***
                     As to Unaudited Interim Financial
                     Information

          27         Financial Data Schedule                      **

*   Management contract, compensatory plan or arrangement.

**  Exhibit filed with Form 10-Q for quarter ended July 10, 1999.

*** Exhibit filed with this amendment.

(b) Reports on Form 8-K.

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

                                    FLEMING COMPANIES, INC.
                                         (Registrant)

Date: February 9, 2000              KEVIN TWOMEY
                                    Kevin Twomey
                                    Senior Vice President Finance
                                    (Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit
No.      Description                            Method of Filing
------   -----------                            ----------------
15       Letter from Independent Accountants    Filed herewith electronically
         as to Unaudited Interim Financial
         Information