Form 10-Q/A
period 1999-10-02
FLEMING COMPANIES INC /OK/
filed 2000-02-09
CIK 352949

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

The total pre-tax charge of the strategic plan is presently estimated at $915 million ($227 million cash and $688 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria division ($28 million), updating impairment amounts on certain retail chains ($37 million), increasing costs associated with initiatives to reduce overhead and complexity in business systems ($76 million), and decreasing costs related to a scheduled closing no longer planned ($8 million). Updating the impairment amounts was necessary as sales negotiations provided more current information regarding the fair value on certain chains. The cost of severance, relocation and other periodic expenses was more than expected in reducing overhead and business complexities. The pre-tax charge recorded to-date is $775 million ($45 million, $16 million and $46 million in the third, second and first quarters of 1999, respectively, and $668 million recorded in 1998). After tax, the expense for the first three quarters of 1999 was $72 million or $1.88 per share ($28 million or $.73 per share for quarter three, $12 million or $.31 per share for quarter two and $32 million or $.84 per share for quarter one). The $140 million of costs relating to the strategic plan not yet charged against income will primarily be recorded throughout the rest of 1999 and 2000 at the time such costs are accruable.

The $45 million charge ($10 million cash and $35 million non-cash) in the third quarter of 1999 (partly due to the announcement to sell or close the New York and Pennsylvania retail chains as well as the one retail chain not yet announced) was included on several lines of the Consolidated Condensed Statements of Operations: $3 million was included in cost of sales; $6 million was included in selling and administrative expense; and the remaining $36 million was included in the impairment/restructuring charge line. The $45 million charge consisted of the following components:

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

The strategic plan consists of the following four major initiatives:

    o Consolidate wholesale operations. The strategic plan initially included closing seven operating units - two in 1998 and five in 1999. Of the five in 1999, all but one have been completed. An additional closing has taken place in 1999 which was not originally part of the strategic plan, but was added to the plan when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. The divestiture of an additional three operating units is still planned. The company anticipates that a significant amount of the sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. The closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company expects to begin recognizing these savings upon closure. Although the divestiture will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

    o Grow wholesale sales. Higher volume, better-utilized wholesale operations and the dynamics of the market place represent an opportunity for sales growth. During the first three quarters of 1999, significant new customers were added in the wholesale segment, including increased business with Kmart Corporation which is expected to result in approximately $1 billion in annualized new sales.

    o Improve retail performance. The strategic plan not only requires selling or closing under-performing company-owned retail chains or groups, but also calls for increased investments in market leading company-owned chains or groups. The strategic plan includes the divestiture of six retail chains. During the third quarter of 1999, the sale or closing of the New York and Pennsylvania retail chains was announced per the strategic plan. The combined 1998 sales of the two chains totaled $377 million. Also during the third quarter, the company decided to close another chain which has not been announced and was not part of the original strategic plan, but was added due to unacceptable performance. The sale or closing of the three previously announced under-performing company-owned retail chains is well under way. The sale or closing of all six chains is expected to be substantially completed by the end of the first quarter of 2000. Also during the first three quarters of 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with its existing chains. A number of remodels of existing retail stores were also completed during the first three quarters of 1999.

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

The total pre-tax charge of the strategic plan is presently estimated at $935 million ($246 million cash and $689 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $802 million. The increase is due primarily to closing the Peoria division, updating impairment amounts on certain retail chains, and increasing costs associated with initiatives to reduce overhead and complexity in business systems. The pre-tax charge recorded to-date is $775 million
($45 million, $16 million and $46 million in the third, second and first quarters of 1999, respectively, and $668 million recorded in 1998). Of the $45 million charge in the third quarter of 1999, $10 million is expected to require cash expenditures. The remaining $35 million consisted of noncash items. The $45 million charge consisted of the following components:

    o Impairment of assets of $30 million. The impairment components were $14 million for goodwill and $16 million for other long-lived assets. The entire $30 million impairment related to assets to be sold or closed.

    o Restructuring charges of $6 million. The restructuring charges consisted of severance related expenses to sell or close the New York and Pennsylvania retail chains. Severance related expenses relating to the chain to be closed or sold, but not yet announced, have not yet been recorded. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

    o Other disposition and related costs of $9 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $14 million or $.37 per share for the third quarter of 1999. The after-tax effect of the strategic plan charge on the company's third quarter of 1999 was $28 million or $.73 per share. Excluding the strategic plan charge and one-time gains on the sales of distribution facilities, the company would have recorded net income of $11 million or $.27 per share. Adjusted EBITDA for the third quarter of 1999 was $97 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA for the third quarter of 1999 (in millions):

     Net Loss                                $  (14)
     Add back:
       Taxes on Loss                            (10)
       Depreciation/Amortization                 39
       Interest Expense                          37
       Equity Investment Results                  2
       LIFO Provision                             3
                                             ------
         EBITDA                                  57
     Add back Noncash Strategic Plan Charges     35
                                             ------
         EBITDA excluding Noncash Strategic
           Plan Charges                          92
     Add back unusual or infrequent charges
       and Strategic Plan Charges requiring
       Cash                                       5
                                             ------
         Adjusted EBITDA                     $   97
                                             ======

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

The company has assessed the strategic significance of all operating units. Under the plan, the sale or closing of certain operating units has been announced and is planned as described above. The company anticipates the improved performance of several strategic operating units. However, in the event that performance is not improved, the strategic plan will be revised and additional operating units could be sold or closed.


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


                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number                                     Page Number

            12         Computation of Ratio of Earnings         *
                       to Fixed Charges

            15         Letter from Independent Accountants      **
                       as to Unaudited Interim Financial
                       Information

            27         Financial Data Schedule                  *
__________________

*  Exhibit filed with Form 10-Q for quarter ended October 2, 1999.

** Exhibit filed with this amendment.

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

                              FLEMING COMPANIES, INC.
                                   (Registrant)


Date: February 9, 2000        KEVIN TWOMEY
                              Kevin Twomey
                              Senior Vice President Finance
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.     Description                          Method of Filing
-------   -----------                          ----------------
15      Letter from Independent Accountants   Filed herewith electronically
        as to Unaudited Interim Financial
        Information

