Form 10-K405/A
period 1998-12-26
FLEMING COMPANIES INC /OK/
filed 2000-02-10
CIK 352949

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Fleming generated net sales of $15.1 billion, $15.4 billion and $16.5 billion for 1998, 1997 and 1996, respectively. As a result of a $668 million pre-tax charge related to the strategic plan, the net loss for fiscal 1998 was $511 million. Fleming's businesses generated net earnings of $32 million (before strategic plan charges), $25 million and $27 million for fiscal 1998, 1997 and 1996, respectively. Additionally, the company generated net cash flows from operations of $149 million, $113 million and $328 million for the same periods, respectively, before payments related to the strategic plan. The combined businesses generated $423 million, $454 million and $435 million of adjusted EBITDA for fiscal 1998, 1997 and 1996, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA (in millions):


                                                    1998         1997         1996
                                                    ----         ----         ----

      Net Income (Loss)                            $(511)        $ 25         $ 27
      Add back:
         Extraordinary Charge                          -           13            -
         Taxes on Income (Loss)                      (88)          44           28
         Depreciation/Amortization                   180          173          175
         Interest Expense                            162          163          163
         Equity Investment Results                    12           17           18
                                                   -------------------------------
           EBITDA                                   (245)         435          411
      Add back Noncash Strategic Plan Charges        594            -            -
                                                   -------------------------------
           EBITDA excluding Noncash Strategic
             Plan Charges                            349          435          411
      Add back unusual or infrequent charges and
        Strategic Plan Charges requiring Cash         74           19           24
                                                   -------------------------------
           Adjusted EBITDA                         $ 423         $454         $435
                                                   ===============================


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

Changing Environment.
The food distribution and retail food segments are undergoing accelerated change as distributors and retailers seek to lower costs and increase services in an increasingly competitive environment of relatively static overall demand. The growing trend of large self-distributing chains to consolidate to reduce costs and gain efficiencies is an example of this. Eating away from home and alternative format food stores (such as warehouse stores and supercenters) have taken market share from traditional supermarket operators, including independent grocers, many of whom are Fleming customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. The company believes that these changes have led to reduced sales, reduced margins and lower profitability among many of its customers and, consequently, at the company itself. Failure to implement the company's strategies, developed in response to these changing market conditions, could have a material adverse effect on the company.

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


                                    PART II

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

See Item 3. Legal Proceedings, notes to consolidated financial statements and the financial review included in Items 7. and 8.
(a) The results in 1998 reflect an impairment/restructuring charge with related costs totaling $668 million ($543 million after-tax) related to the company's newly adopted strategic plan.

(b) The results in 1997 reflect a charge of $19 million ($9 million after-tax) related to the settlement of a lawsuit against the company. 1997 also reflected an extraordinary charge of $22 million ($13 million after-tax) related to the recapitalization program.

(c) Results in 1996 include a charge of $20 million ($10 million after-tax) related to the settlement of two related lawsuits against the company.

(d) In 1995, management changed its estimates with respect to the general merchandising portion of the 1993 reengineering plan and reversed $9 million ($4 million after-tax) of the related provision.

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

The three strategies are further defined in the following four major initiatives:

              - Consolidate food distribution operations. This initially requires divestiture of seven operating units - two in 1998 (El Paso, TX and Portland, OR) and five in 1999 (Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; and Sikeston,
              MO). The divestiture of an additional four operating units is planned. Although there will be some loss in sales, many of the customers at closing operating units will be transferred and serviced by remaining operating units. Total 1998 sales from the seven closed operating units were approximately $1.5 billion. The company anticipates that a significant amount of sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. These closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and we expect to begin recognizing these savings upon closure. Although the divestitures will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.

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

              - Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups (divestiture of Hyde Park Market stores was announced, which had over $65 million in sales in 1998, and the divestiture of four more retail chains is planned), but also requires increased investments in market leading chains or groups. New stores and remodels are expected to improve performance. Improved performance is also expected from the market leading chains through adoption of best practices.

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

Implementation of the strategic plan will take approximately two years. A two year time frame design accommodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond two years because certain disposition related costs can only be expensed when incurred.

A pre-tax expense of $668 million was recorded in 1998 related to the strategic plan. Only $74 million of the expense is expected to require cash expenditures. The remaining $594 million of the expense consisted of noncash items. The total $668 million expense consisted of:

              - Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets. All of the impairment related to assets held for use at year end 1998, but $190 million ($111 million for goodwill and $79 million for other long-lived assets) of the total related to operating units to be sold or closed in the future and $400 million ($261 million for goodwill and $139 million for other long-lived assets) related to operating units that management plans to continue to operate.

              - Restructuring charges of $63 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the seven food distribution operating units and the retail chain previously mentioned. The restructuring charges also consisted of operating lease liabilities for the seven food distribution operating units and the retail chain plus the additional planned closings as described above.

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

Gross Margin. Gross margin for 1998 increased by $44 million, or 3%, to $1.48 billion from $1.43 billion for 1997, and increased as a percentage of net sales to 9.79% from 9.31% for 1997. The increase was due, in part, to an overall increase in the retail food segment, which has the better margins of the two segments, net of the unfavorable impact of gains from dispositions that occurred in 1997, but not in 1998. Gross margin also reflects favorable adjustments for closed stores due to better-than-expected lease buyouts. These increases in gross margin were partly offset by costs relating to the strategic plan in 1998 primarily relating to inventory valuation adjustments. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting continued productivity improvements.

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

During 1998 and 1997, activity was booked against the facilities consolidation and restructuring reserve set up in 1993. In 1998, the primary activity was the reversal of a $4 million reserve originally set up to close a facility. In 1997, $11 million of severance expense was recorded which related to corporate headcount reductions, outsourcing certain transportation operations and an early retirement program; additionally, $2 million was recorded to reimburse customers of the company's general merchandise and distribution operations for expenses they incurred to conform to a change in our standard product codes. The implementation of the 1993 plan was slowed by the acquisition of Scrivner in mid-1994, disruptions caused by the David's lawsuit and other litigation developments in 1996 and 1997, and other unforeseen difficulties.

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

Other. During 1997 and 1996, activity was booked against the facilities consolidation and restructuring reserve set up in 1993. In 1997, $11 million of severance expense was recorded which related to corporate headcount reductions, outsourcing certain transportation operations and an early retirement program; additionally, $2 million was recorded to reimburse customers of the company's general merchandise and distribution operations for expenses they incurred to conform to a change in our standard product codes. In 1996, $3 million of severance expense was recorded relating to corporate headcount reductions and outsourcing certain transportation operations. The implementation of the 1993 plan was slowed by the acquisition of Scrivner in mid-1994, disruptions caused by the David's lawsuit and other litigation developments in 1996 and 1997, and other unforeseen difficulties.

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


Impairment/Restructuring Charge and Related Costs

In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth ("strategic plan"). The strategic plan consists of four major initiatives:

              - Consolidate food distribution operations. This initially requires divestiture of seven operating units - two in 1998
              (El Paso, TX and Portland, OR) and five in 1999 (Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; and Sikeston,
              MO). The divestiture of an additional four operating units is planned. Although there will be some loss in sales, many of the customers at closing operating units will be transferred and serviced by remaining operating units. Total 1998 sales from the seven closed operating units were approximately $1.5 billion. The company anticipates that a significant amount of sales will be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this will benefit customers with better product variety and improved buying opportunities. The company will also benefit with better coverage of fixed expenses. These closings are expected to result in savings due to reduced depreciation, payroll, lease and other operating costs, and we expect to begin recognizing these savings upon closure.
              Although the divestitures will proceed as quickly as practical, the company is very sensitive to customer requirements and will pace the divestitures to meet those requirements. The capital returned from the divestitures will be reinvested in the business.
              - Grow food distribution sales aggressively. Higher volume, better-utilized food distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining food distribution operations enhances their competitiveness and the company intends to capitalize on these improvements.
              - Improve retail food performance. This not only requires divestiture of under-performing company-owned retail chains or groups (divestiture of Hyde Park Market stores was announced, which had over $65 million in sales in 1998, and the divestiture of four more retail chains is planned), but also requires increased investments in market leading chains or groups. New stores and remodels are expected to improve performance. Improved performance is also expected from the market leading chains through adoption of best practices.
              - Reduce overhead expense. Overhead will be reduced at both the corporate and operating unit levels through organization and process changes. In addition, several initiatives to reduce complexity in business systems are underway. These initiatives should reduce costs and improve the company's profitability and competitiveness.

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

The $668 million charge was included on several lines of the 1998 Consolidated Statements of Operations as follows: $9 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $653 million was included in the impairment/restructuring charge line. The 1998 charge consisted of the following components:

              - Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets. Of the goodwill charge of $372 million, approximately 87% related to the 1989 "Malone & Hyde" acquisition and the 1994 "Scrivner" acquisition. The remaining
              13% related to various other smaller acquisitions, both retail and wholesale.
              - Restructuring charges of $63 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the seven food distribution operating units and the retail chain previously mentioned. The restructuring charges also consisted of operating lease liabilities for the seven food distribution operating units and the retail chain plus the additional planned closings as described above.
              - Other disposition and related costs of $15 million. These costs consist primarily of professional fees, inventory valuation adjustments and other costs.

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

The breakdown of the 1,430 employees to be terminated is: 1,011 from the food distribution segment; 416 from the retail food segment; and 3 from corporate.

Additionally, the 1998 charge included amounts related to lease obligations totaling $28 million which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. At the end of 1998, $385 thousand of the lease obligation total had been utilized.

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


(a) 2. Financial Statement Schedule:

       Schedule II -- Valuation and Qualifying Accounts                                    Schedule filed with
                                                                                           Form 10-K for year
                                                                                           ended December 26, 1998
(a) 3. (c)   Exhibits:

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

                    10.38*        1999 Stock Incentive Plan                                        **

                    10.39*        Form of Non-Qualified Stock
                                  Option Agreement for 1999
                                  Stock Incentive Plan                                             **

                    10.40*        Corporate officer Incentive Plan                                 **

                    10.41*        Employment Agreement for Mark Hansen
                                  dated as of November 30, 1998                                    **

                    10.42*        Restricted Stock Agreement under
                                  1990 Stock Incentive Plan for Mark
                                  Hansen dated as of November 30, 1998                             **

                    10.43*        Form of Amendment to Employment
                                  Agreement between Registrant and
                                  certain executives dated as of
                                  March 2, 1999                                                    **

                    10.44*        Amendment No. One to 1990 Stock
                                  Option Plan                                                      **

                    10.45*        Fleming Companies, Inc. 1990 Stock
                                  Incentive Plan (as amended)                                      **

                    10.46*        Fleming Companies, Inc. Amended and
                                  Restated Directors' Compensation
                                  and Stock Equivalent Unit Plan                                   **

                    10.47*        Severance Agreement for Thomas L.
                                  Zaricki dated January 29, 1999                                   **

                    10.48*        Severance Agreement for Harry L.
                                  Winn, Jr. dated February 22, 1999                                **

                    12            Computation of ratio of
                                  earnings to fixed charges                                        **

                    21            Subsidiaries of the Registrant                                   **

                    23            Consent of Deloitte & Touche LLP                                ***

                    24            Power of Attorney                                                **

                    27            Financial Data Schedule                                          **


      *   Management contract, compensatory plan or arrangement.
      ** Exhibit filed with Form 10-K for year ended December 26, 1998. *** Exhibit filed with this amendment.

(b) Reports on Form 8-K:

    On November 30, 1998, registrant announced that the Board of Directors had elected Mark S. Hansen as chairman and chief executive officer.

    On December 7, 1998, registrant announced the approval of the strategic plan by the Board of Directors.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February 2000.

                                       FLEMING COMPANIES, INC.


                                           MARK S. HANSEN

                                       By: Mark S. Hansen
                                           Chairman and
                                           Chief Executive Officer
                                           (Principal executive and
                                           financial officer)


                                           KEVIN TWOMEY

                                       By: Kevin Twomey
                                           Senior Vice President Finance
                                           (Principal accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February 2000.

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