Form 10-K405
period 1999-12-25
FLEMING COMPANIES INC /OK/
filed 2000-03-14
CIK 352949

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 25, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                         to

                  Commission file number 1-8140

                     FLEMING COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

         Oklahoma                                            48-0222760
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   6301 Waterford Boulevard, Box 26647
       Oklahoma City, Oklahoma                              73126
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (405) 840-7200

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                   WHICH REGISTERED
            -------------------               ------------------------
      Common Stock, $2.50 Par Value           New York Stock Exchange
                                              Pacific Stock Exchange
                                              Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the common shares (based upon the closing price on March 2, 2000 of these shares on the New York
Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $569 million.

As of March 3, 2000, 39,212,000 common shares were outstanding.

               Documents Incorporated by Reference

A portion of Part III has been incorporated by reference from the registrant's proxy statement in connection with its annual meeting of shareholders to be held on May 10, 2000.

                             PART I

ITEM 1.  BUSINESS

GENERAL

Fleming Companies, Inc. ("Fleming" or the "company") began operations in 1915 in Topeka, Kansas as a small food wholesaler. Today, Fleming's distribution operation ("distribution") is one of the largest food and general merchandise distributors in the United States supplying supermarket, supercenter, discount, convenience, limited assortment, drug, specialty and other retail stores and businesses in 41 states. Fleming's retail operation ("retail") is a major food and general merchandise retailer in the United States, operating approximately 240 supermarkets in 8 states.

Business Strategy. At the end of 1998, Fleming completed a comprehensive study of all facets of its operations which resulted in a strategic plan to be implemented over the next two years. During 1999, the company's strategic plan continued to be refined providing additional focus. Today, the company has three primary objectives for continued growth: rationalize assets; reduce costs; and focus on core competencies to grow sales aggressively.

  Rationalize assets. Assets have and will continue to be rationalized to divest or close under-performing and non-strategic business distribution operating units and retail stores.

  In the distribution segment, the closing of twelve operating units is in varying stages of completion. By closing these twelve operating units the company has the potential to optimize other distribution operations and more effectively and efficiently support the company's retail customers. During 1998, the company completed the closing of two operating units: El Paso, TX and Portland, OR. By mid-1999, six operating units were closed: Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; and Peoria, IL. By mid-2000, four additional operating units will be closed:
  San Antonio, TX; Philadelphia, PA; York, PA; and Buffalo, NY. The customers at eleven of the twelve closed operating units will be transferred and serviced primarily by the operating units located in Nashville, TN; Memphis, TN; Massillon, OH; Lincoln, NE; Kansas City, MO; La Crosse, WI; Garland, TX; Lubbock, TX; and North East, MD. During 1998, the Portland operating unit was sold to Associated Grocers of Seattle (AG) as part of the formation of a joint venture marketing company.

  In the retail segment, the divestiture or closing of seven retail chains and groups has been completed or is underway. During 1999, the company completed the divestiture or closing of 75 stores: six from the Hyde Park Market(trademark) chain in Florida; 21 from the Consumers Food & Drug(trademark) chain headquartered in Missouri; 24 from the Boogaarts(registered trademark) Food Stores chain which operated in Kansas and Nebraska; 10 from the New York Retail chain in New York and Pennsylvania; and 14 other stores. During 2000, the company expects to divest or close an additional 60 stores comprised of: 19 additional stores from the New York Retail chain; 18 from the Penn Retail group which operates in Pennsylvania and Maryland; seven Baker's(trademark) stores located in Oklahoma; and 16 other stores.

  Reduce costs. To support improved operating efficiency, overhead expenses were reduced during 1999 with additional reductions expected during 2000. Staff functions at all levels of the organization have and will continue to be examined and appropriately reset to reflect the configuration of the distribution and retail segments. In addition, the "low cost pursuit" program was developed during 1999 covering five areas of the company. These five areas are: merchandising and procurement; logistics and distribution; shared services and finance; retail operations; and customer relations. In the merchandising and procurement functions, the company is focusing on lowering cost of goods and administrative costs by moving to a centralized versus local procurement system. The logistics and distribution functions are attempting to remove costs associated with back-haul, in-bound transportation and other logistics functions. Within the shared services and finance organizations, many functions are being centralized to reduce costs and improve effectiveness. Centralization is occurring in areas such as non-merchandise procurement, certain employee benefit programs, accounting and information technology services. Retail operations are implementing best demonstrated practices to reduce labor costs and reduce store operating costs. Certain administrative functions are also
  being centralized for retail operations.    Customer relations
  is establishing a single point of contact for each customer to eliminate many paper-based processes and improve customer communications.

  Focus on core competencies to grow sales aggressively. By focusing on the company's core competencies and engaging in a continuous improvement program the company expects to foster growth. These core competencies consist of the following: case-pick distribution; piece-pick distribution; flow-through distribution; procurement; retail services; value oriented price impact retail operations ("value retail"); and e-commerce. The company's strategy for growth will focus around its core competencies to take advantage of growth opportunities in distribution, value retail and e-commerce.
  In 1999, asset rationalization activities resulted in lower sales compared to 1998.

  Strategic growth in distribution consists of the continuous implementation of an aggressive business development program that will leverage the power of Fleming's consolidated distribution operations to earn a greater share of business from existing customers and to attract new customers including non-traditional retailers. The growth strategies for each targeted market are based on detailed market-by-market studies, the competitive advantages anticipated from the consolidations, cost reduction initiatives, and improvement in buying efficiencies and cost of goods resulting from the centralization of the majority of procurement.

  In retail operations, the company will concentrate growth in its Food 4 Less(registered trademark) and other value-oriented retail operations. In addition, the company will be focusing on improving the performance of its strong regional players which includes Baker's(trademark), Rainbow Foods(registered trademark), Sentry(registered trademark) Foods and ABCO Foods(trademark). To strengthen the top-performing retail operations, the company will spend additional capital for new store development and remodels.

  Fleming also expects growth through supply arrangements with e-commerce grocers.

Fleming generated net sales of $14.6 billion, $15.1 billion and $15.4 billion for 1999, 1998 and 1997, respectively. The net loss for fiscal 1999 was $45 million which was largely due to a $137 million pre-tax charge related to the strategic plan. Fleming generated net earnings before strategic plan charges and one-time adjustments of $43 million, $32 million and $25 million for fiscal 1999, 1998 and 1997, respectively. Additionally, the company generated net cash flows from operations of $168 million, $148 million and $113 million for the same periods, respectively, before payments related to the strategic plan. The combined businesses generated $411 million, $431 million and $460 million of adjusted EBITDA for fiscal 1999, 1998 and 1997, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA (in millions):

                                          1999      1998      1997
                                        --------  --------  --------
   Net income (loss)                       $  (45)    $(511)      $25
   Add back:
     Extraordinary charge                       -         -        13
     Taxes on income (loss)                   (18)      (88)       44
     Depreciation/amortization                158       180       173
     Interest expense                         165       162       163
     Equity investment results                 10        12        17
     LIFO provision                            11         8         6
                                           ------     -----    ------
       EBITDA                                 281      (237)      441
     Add back non-cash strategic plan
      charges and one-time items               92       594         -
                                           ------     -----    ------
        EBITDA excluding non-cash
         strategic plan charges               373       357       441
     Add back strategic plan charges and
      one-time items ultimately requiring
      cash                                     38        74        19
                                           ------     -----    ------
        Adjusted EBITDA                      $411      $431      $460
                                           ======     =====    ======

The company expects adjusted EBITDA for 2000 to be at least $450 million. The adjusted EBITDA amount represents cash flow from operations excluding unusual or infrequent items. In the company's opinion, adjusted EBITDA is the best starting point when evaluating the company's ability to service debt. In addition, the company believes it is important to identify the cash flows relating to unusual or infrequent charges and strategic plan charges, which should also be considered in evaluating the company's ability to service debt.

DISTRIBUTION SEGMENT

The distribution segment sells food and non-food products to retail grocers and other retail operators. A variety of retail support services are offered to independently-owned and company-owned retail stores. Net sales for the distribution segment were $10.9 billion for fiscal 1999, excluding sales to the company's retail segment. Sales to the retail segment totaled $2.2 billion during 1999.

Customers Served. During 1999 the distribution segment served a wide variety of retail operations located in 41 states. The segment's customers range from small convenience outlets to large supercenters with the format of the retail stores being a function of size and marketing approach. The segment serves customers operating as conventional supermarkets (averaging approximately 23,000 total square feet), superstores (supermarkets of 30,000 square feet or more), supercenters (a combination of discount store and supermarket encompassing 110,000 square feet or more), warehouse stores ("no-frills" operations of various large sizes), combination stores (which have a high percentage of non-food offerings) and convenience stores (generally under 4,000 square feet and offering only a limited assortment of products). The company is continuing to diversify its customer base to include non-traditional retailers such as drug stores and mass merchandisers.

The company also licenses or grants franchises to retailers to use certain registered trade names such as Piggly Wiggly(registered trademark), Food 4 Less(registered trademark)
(a registered servicemark of Food 4 Less Supermarkets, Inc.), Sentry(registered trademark) Foods, Super 1 Foods(registered trademark), Festival Foods(registered trademark), Jubilee Foods(registered trademark), Jamboree Foods(registered trademark), MEGAMARKET(registered trademark), Shop 'N Kart(registered trademark), American Family(registered trademark), Big Star(registered trademark), Big T(registered trademark), Buy for Less(registered trademark), County Pride Markets(registered trademark), Buy Way(registered trademark), Pic-Pac(registered trademark), Shop N Bag(registered trademark),
Super Save(registered trademark), Super Duper(registered trademark), Super Foods(trademark), Super Thrift(registered trademark), Thriftway(registered trademark), and Value King(registered trademark).

The company is working to encourage independents and small chains to join one of the Fleming Banner Groups to receive many of the same marketing and procurement efficiencies available to larger chains. The Fleming Banner Groups are retail stores operating under the IGA(registered trademark) (IGA(registered trademark) is a registered trademark/servicemark of IGA, Inc.) or Piggly Wiggly(registered trademark) banner or under one of a number of banners representing a price impact retail format. Fleming Banner Group stores are owned by customers, many of which license their store banner from Fleming.

The company's top 10 external customers accounted for approximately 16% of total net sales during 1999. Kmart
Corporation, the company's largest customer, represented approximately 4.5% of total net sales. No single other customer represented more than 2.3% of total net sales during 1999.

Pricing. The distribution segment uses market research and cost analyses as a basis for pricing its products and services. In all operating units, Retail Services are individually and competitively priced. The company has three marketing programs for its distribution business: FlexMate(trademark),
FlexPro(trademark) and FlexStar(trademark).

The FlexMate(trademark) marketing program has a presentation to customers of a quoted sell price. The quoted sell price is generally a selling price that includes a mark-up. The FlexMate(trademark) marketing program is available as an option in all operating units for grocery, frozen and dairy products. In all operating units, a price plus mark-up method is applied for meat, produce, bakery goods, delicatessen products, tobacco supplies, general merchandise and health and beauty care products. Under FlexMate(trademark) a distribution fee is added to the product price for various product categories. Under some marketing programs, freight charges are also added to offset in whole or in part Fleming's cost of delivery services provided. Any cash discounts, certain allowances, and service income earned from vendors may be retained by the distribution segment. This has generally been referred to as the "traditional pricing" method.

Under FlexPro(trademark), grocery, frozen and dairy products are listed at a price generally comparable to the net cash price paid by the distribution segment. Dealer allowances and service income are passed through to the customer. Service charges are established using the principles of activity-based pricing modified by market research. Activity-based pricing attempts to identify Fleming's cost of providing certain services in connection with the sale of products such as transportation, storage, handling, etc. Based on these identified costs, and with a view to market responses, Fleming establishes charges for these activities designed to recover Fleming's cost and provide the company with a reasonable profit. These charges are then added to aggregate product price. A fee is also charged for administrative services provided to arrange and manage certain allowances and service income offered by vendors and earned by the distribution segment and its customers.

FlexStar(trademark) is very similar to FlexPro(trademark), but generally uses a less complex presentation for distribution service charges by using customer-specific average charges. This averaging mechanism lessens the volatility of charges to the retailer but does not permit the retailer to manage his own product costs as fully as with FlexPro(trademark).

Fleming Brands. Fleming Brands are store brands which include both private labels and controlled labels. Private labels are offered only in stores operating under specific banners (which may or may not be controlled by Fleming). Controlled labels are Fleming-owned brands which are offered to all distribution customers. Fleming Brands are targeted to three market segments: premium, national quality and value. Each Fleming Brand offers consumers high quality products within each pricing tier. Fleming-controlled labels include: Living Well(trademark) and Nature's Finest(registered trademark), which are premium brands; BestYet(registered trademark), SuperTru(registered trademark) and Marquee(registered trademark), which are national quality brands; and Rainbow(registered trademark), Fleming's value brand. Fleming offers two private labels, IGA(registered trademark) and Piggly Wiggly(registered trademark), which are national quality brands. Fleming shares the benefit of reduced acquisition costs of store brand products with its customers, permitting both the distribution segment and the retailer to earn higher margins from the sale of Fleming Brands.

Retail Services. Retail Services are separately marketed, priced and delivered from other distribution operations. Retail Services marketing and sales personnel look for opportunities to cross-sell additional retail services as well as other distribution segment products to their customers. The company offers consulting, administrative and information technology services to its distribution segment customers (including retail segment operating units) and non-customers.

Consulting Services include: the advertising service group, one of the largest retail advertising agencies in the United States; the retail development group, which offers market analysis, surveys and store development services; the pricing group, which assists retailers in developing pricing strategy programs; the store operations group, which offers assistance in quality control, standards monitoring, audit training, and other general supermarket management; and insurance services for reviewing, pricing and coordinating retail insurance portfolios.

Administrative Services include: the financial group, which helps retailers track their financial performance by providing full accounting services, operating statements, payroll and accounts payable systems and tax return preparation; the category management group, which offers retailers more effective product management selection, shelf management, perpetual inventory and computer-assisted ordering capability; and the promotion group, which offers numerous promotional tools to assist retail operators in improving store traffic, such as frequent shopper programs, kiosk use and instant savings programs.

Information Technology Services include: the technology group, which provide POS equipment purchasing and leasing programs with the three largest vendors of scanning equipment; electronic payment systems; credit/debit/EBT; direct store delivery and receiving systems; electronic shelf labels; in-store file managers; total store technology solutions; and Visionet(registered trademark), which is the company's proprietary interactive internet-based electronic information network giving retailers access to inventory information, financial data, vendor promotions, retail support services and on-line ordering.

Facilities and Transportation. At the end of 1999 the distribution segment operated twenty-five full-line food product supply centers which are responsible for the distribution of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise and specialty food operating units distribute health and beauty care items and other items of general merchandise and specialty foods. Two operating units serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. Upon the completion of the closing of the four operating units scheduled during 2000, the distribution segment will operate twenty-two full-line operating units. The Philadelphia and York operating units scheduled to be closed will be merged into the expanded North East, MD facility which currently serves as a perishables facility for the Philadelphia operating unit.

The distribution segment's operating units comprise more than
16.5 million square feet of warehouse space. Additionally, the distribution segment rents, on a short-term basis, approximately four million square feet of off-site temporary storage space. Upon the completion of the closing of the four operating units scheduled during 2000, the distribution segment facilities in operation will comprise approximately 15 million square feet of warehouse space and will continue to rent approximately 4 million square feet of off-site temporary storage space. Distribution productivity and efficiencies increase dramatically as the company merges smaller operating units into large volume operating units. The benefit is twofold: customers benefit from improved economics and the company improves sales per operating unit. Average sales volume per operating unit increased 24% from 1998 to 1999 and an additional 22% increase is expected by year-end 2000.

Transportation arrangements and operations vary by operating unit and may vary by customer. Some customers prefer to handle product delivery themselves, others prefer the company to deliver products, and still others ask the company to coordinate delivery with a third party. Accordingly, many operating units maintain a truck fleet to deliver products to customers, and several centers also engage dedicated contract carriers to deliver products. The company increases the utilization of its truck fleet by back-hauling products from suppliers and others, thereby reducing the number of empty miles traveled. To further increase its fleet utilization, the company has made its truck fleet available to other firms on a for-hire carriage basis.

Capital Invested in Customers. As part of its services to retailers, the company provides capital to certain customers by extending credit for inventory purchases, by becoming primarily or secondarily liable for store leases, by leasing equipment to retailers, by making secured loans and by making equity investments in customers:

o Extension of Credit for Inventory Purchases. Customary trade credit terms are usually the day following statement date for customers on FlexPro(trademark) or FlexStar(trademark) and up to seven days for other marketing plan customers.

o Store and Equipment Leases. The company leases stores for sublease to certain customers. At year-end 1999, the company was the primary lessee of more than 680 retail store locations subleased to and operated by customers. Fleming also leases a substantial amount of equipment to retailers.

o Secured Loans and Lease Guarantees. Loans are approved by the company's business development committee following written approval standards. The company makes loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates above the prime rate, and are for terms of up to 10 years. During fiscal year 1997, the company sold, with limited recourse, $29 million of notes evidencing such loans. No loans were sold in 1998 or 1999. The company believes its loans to customers are illiquid and would not be investment grade if rated. From time to time, the company also guarantees the lease obligations of certain of its customers.

o Equity Investments. The company has equity investments in operators referred to as Equity Stores. Certain Equity Store participants may retain the right to purchase the company's investment over a five to ten year period. Many of the customers in which the company has equity investments are highly leveraged, and the company believes its equity investments are highly illiquid.

In making credit and investment decisions, Fleming considers many factors, including estimated return on capital, risk and the benefits to be derived.

At year-end 1999, Fleming had loans outstanding to customers totaling $114 million ($12 million of which were to retailers in which the company had an equity investment) and equity investments in customers totaling $4 million. The company also has investments in customers through direct financing leases, lease guarantees, operating leases or credit extensions for inventory purchases. The present values of the company's obligations under direct financing leases and lease guarantees were $214 million and $53 million, respectively, at year-end 1999. Fleming's credit loss expense from receivables as well as from investments in customers was $25 million in 1999, $23 million in 1998 and $24 million in 1997. See "Investments and Notes Receivable" and "Lease Agreements" in the notes to the consolidated financial statements.

RETAIL SEGMENT

The retail segment presently operates approximately 240 supermarkets in eight states. Sixty of the stores are in the process of being divested or closed, resulting in continuing operations of approximately 180 supermarkets operated as five distinct local chains in six states with an aggregate of approximately 8.9 million square feet. Each chain has its own local management and localized marketing skills. The retail segment's supermarkets are all served by distribution segment operating units. Net sales of the retail segment were $3.7 billion in fiscal 1999.

The company operates two basic retail formats: conventional and value retail. Conventional retail stores are designed and equipped to offer a broad selection of both national brands as well as Fleming Brands at attractive prices while maintaining high levels of service. Most of these stores have extensive produce sections and complete meat departments, together with one or more specialty departments such as in-store bakeries, delicatessens, seafood or floral departments. Specialty departments generally produce higher gross margins per selling square foot than general grocery sections. Value retail stores are designed and equipped to offer a reduced assortment of products at reduced prices resulting in increased volumes which is enabled by a lower cost structure.

The retail segment consisted of the following local trade names and number of stores as of year-end 1999:

  Value Retail Operations.

  Food 4 Less(registered trademark) is a group of 25 food warehouse stores operating in the Northern California, Salt Lake City and Phoenix market areas with an average size of approximately 54,500 square feet. The supermarkets use a price impact pricing strategy. "Price impact" stores seek to minimize the retail price of goods by a reduced variety of product offerings, lower levels of customer services and departments, low overhead and minimal decor and advertising.

  Conventional Retail Operations.

  ABCO Foods(trademark). Located in Phoenix and Tucson, ABCO operates 58 stores, of which a majority are "Desert Market" format conventional supermarkets, averaging approximately
  37,700 square feet.

  Baker's(trademark), Nebraska. Located primarily in Omaha,
  Nebraska, Baker's operates 15 stores which are primarily superstores in format. Baker's stores average approximately
  56,900 square feet.

  Rainbow Foods(registered trademark). With 44 stores in
  Minnesota, primarily Minneapolis/St. Paul, and two stores in Wisconsin, Rainbow Foods operates in a large store format. The average store size for Rainbow Foods is approximately 59,500 square feet.

  Sentry(registered trademark) Foods. Located in Wisconsin, Sentry operates 41 stores, 38 of which are conventional-format supermarkets with an average size of approximately 46,200 square feet. The remaining three stores are liquor or drug stores.

  Other.

  New York Retail. This is a 19 store group consisting primarily of Jubilee Foods(registered trademark) stores, operating in western New York and Pennsylvania. As a result of Fleming's asset rationalization, New York Retail is in the process of being divested or closed.

  Penn Retail. This group is made up of 18 conventional supermarkets which includes Festival Foods(registered trademark) and Jubilee Foods(registered trademark) operating primarily in Pennsylvania with several located in Maryland. As a result of Fleming's asset rationalization, Penn Retail is in the process of being divested or closed.

  Thompson Food Basket(registered trademark). Located in
  Illinois and Iowa, these 13 stores average approximately
  38,500 square feet. As a result of Fleming's asset rationali-zation, Thompson Food Basket is in the process of being divested or closed.

  Baker's(trademark), Oklahoma. This is a seven store group which as a result of Fleming's asset rationalization is in the process of being divested.

Fleming retail segment supermarkets provide added purchasing power as they enable Fleming to commit to certain promotional efforts at the retail level. The company, through its owned supermarkets, is able to retain many of the promotional savings offered by vendors in exchange for volume increases.

Additional information regarding the company's two operating segments is contained in "Segment Information" in the notes to the consolidated financial statements which are included in Item
8 of this report.

E-COMMERCE SEGMENT

Fleming has assets in place and is well positioned to play a major role in the e-commerce industry. The company is already involved in e-commerce by supplying internet-based grocers (including NetGrocer.com, GroceryWorks.com, Pinkdot.com, AmericanGrocer.com and Webvan.com) and through our proprietary Visionet(registered trademark) system. Visionet unites retailers, traditional and non-traditional vendors, and Fleming operations. Visionet provides a way to communicate orders, promotions, marketing bulletins and related information among Fleming, vendors, and retailers. For example, retail customers regularly avail themselves of the cost savings inherent in special manufacturer promotions via Visionet. In addition to serving as a high-velocity informational interchange for promotional purchasing, Visionet offers a bid/auction capability for case pricing and inventory liquidation. This proprietary portal also enables Fleming to communicate with independent retail stores on category management, item price guides, order status, and other issues. In addition, Visionet is proving to be a valuable tool for replacing paper-based communications. To date, this segment has been immaterial and included as part of the distribution segment, but rapid growth is anticipated in the future.

PRODUCTS

The distribution segment and the retail segment supply Fleming's customers with a full line of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise, health and beauty care and other related items. During 1999 the average number of stock keeping units ("SKUs") carried in full-line distribution operating units was approximately 15,200 including approximately 2,500 perishable products. General merchandise and specialty food operating units carried an average of approximately 18,200 SKUs. Food and food-related product sales account for over 93 percent of the company's consolidated sales. During 1999, the company's product mix as a percentage of product sales was approximately 51% groceries, 42% perishables and 7% general merchandise. The company is in the process of centralizing over 60% of all merchandise procurement which should make more efficient use of procurement staff, improve buying effectiveness, and substantially reduce the cost of goods.

SUPPLIERS

Fleming purchases its products from numerous vendors and growers. As a large customer, Fleming is able to secure favorable terms and volume discounts on many of its purchases, leading to lower unit costs. The company purchases products from a diverse group of suppliers and believes it has adequate sources of supply for substantially all of its products.

COMPETITION

The distribution segment faces significant competition. The company's primary competitors are regional and local food distributors, national chains which perform their own distribution, and national food distributors. The principal competitive factors include price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services.

The primary competitors of retail segment supermarkets and distribution segment customers are national, regional and local grocery and drug chains, as well as supercenters, independent supermarkets, convenience stores, restaurants and fast food outlets. Principal competitive factors include product price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

EMPLOYEES

At year-end 1999, the company had approximately 36,300 full-time and part-time employees, with approximately 10,900 employed by the distribution segment, approximately 23,600 by the retail segment and approximately 1,800 employed in shared services, customer support and other functions.

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

Changing Environment.
The distribution and retail segments are undergoing accelerated change as distributors and retailers seek to lower costs and increase services in an increasingly competitive environment. An example of this is the growing trend of large self-distributing chains to consolidate to reduce costs and gain efficiencies. Eating away from home and alternative format food stores (such as warehouse stores and supercenters) have taken market share from traditional supermarket operators, including independent grocers, many of whom are Fleming customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. The company believes that these changes have led to reduced sales, reduced margins and lower profitability among many of its customers and, consequently, at the company itself. Failure to implement the company's strategies, developed in response to these changing market conditions, could have a material adverse effect on the financial condition and prospects of the company.

Sales Growth.
Net sales have declined each year since 1995; however, the decline slowed and turned during 1999 with the fourth quarter reflecting positive net sales growth. The company anticipates that net sales for 2000 will be higher than in 1999 due to growth in sales to non-traditional distribution customers, higher sales for continuing retail stores and growing sales to internet-based companies. See Item 7. Management's Discussion and Analysis. Although Fleming has taken steps to reverse sales declines and to enhance its overall profitability (see -General), no assurance can be given that the company will be successful in these efforts.

Employee Relations.
Approximately one-half of the company's associates are covered by collective bargaining agreements. Successful execution of the company's strategic plan is subject to maintaining satisfactory relationships with its unions.

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

Competition.
The distribution segment is in a highly competitive market. The company faces competition from local, regional and national food distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided. The company also competes with retail supermarket chains that provide their own distribution functions, purchasing directly from producers and distributing products to their supermarkets for sale to the consumer. Consolidation of self-distributing chains may produce even stronger competition for the distribution segment.

In its retail segment, Fleming competes with other food outlets on the basis of price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. Traditional mass merchandisers have gained a growing foothold in food marketing and distribution with alternative store formats, such as warehouse stores and supercenters, which depend on concentrated buying power and low-cost distribution technology. Market share of stores with alternative formats is expected to continue to grow in the future. Retail consolidations not only produce stronger competition in the retail segment, but may also result in declining sales in the distribution segment due to customers being acquired by self-distributing chains.

To meet the challenges of a rapidly changing and highly competitive environment, the company must maintain operational flexibility and effectively implement its strategies across many market segments. The company's failure to successfully respond to these competing pressures or to implement its strategies effectively could have a material adverse effect on the financial condition and prospects of the company.

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

ITEM 2.  PROPERTIES

The following table sets forth facilities information with respect to Fleming's Distribution segment.

                               Approximate
                               Square Feet     Owned or
     Location                  (in 000's)       Leased
     --------                  -----------     --------

     Distribution:
     Altoona, PA (1)                    172    Owned
     Buffalo, NY (2)                    417    Leased
     Ewa Beach, HI                      196    Leased
     Fresno, CA                         326    Owned
     Garland, TX                      1,180    Owned
     Geneva, AL                         345    Leased
     Kansas City, KS                    929    Leased
     La Crosse, WI                      907    Owned
     Lafayette, LA                      437    Owned
     Lincoln, NE                        304    Leased
     Lubbock, TX                        400    Owned
     Marshfield, WI (1)                 157    Owned
     Massillon, OH                      855    Owned
     Memphis, TN                        765    Owned
     Miami, FL                          764    Owned
     Milwaukee, WI                      600    Owned
     Minneapolis, MN                    480    Owned
     Nashville, TN                      803    Leased
     North East, MD                     108    Owned
     Oklahoma City, OK                  410    Leased
     Philadelphia, PA (3)               832    Leased
     Phoenix, AZ                        912    Owned
     Sacramento, CA                     719    Owned
     Salt Lake City, UT                 433    Owned
     San Antonio, TX (4)                514    Leased
     Superior, WI                       371    Owned
     Warsaw, NC                         334    Owned/Leased
     York, PA (3)                       450    Owned
                                     ------
                                     15,120

     General Merchandise Group:
     Dallas, TX                         262    Owned/Leased
     King of Prussia, PA                377    Leased
     La Crosse, WI                      163    Owned
     Memphis, TN                        339    Owned/Leased
     Sacramento, CA                     294    Leased
     Topeka, KS                         179    Leased
                                     ------
                                      1,614

     Outside Storage:
     Outside storage facilities -
       Typically rented on a
       Short-term basis               4,240
                                     ------

     Total for Distribution          20,974
                                     ======
(1)  Convenience store distribution operations.
(2)  In process of merging into Massillon distribution operation.
(3) In process of merging into North East distribution operation (which currently serves as a perishables facility for the Philadelphia distribution operation).
(4)  In process of merging into Garland distribution operation.

In addition to the above, the company has closed six facilities in various states and is actively marketing them.

The following table sets forth general information with respect to Fleming's Retail segment. These retail stores are primarily leased.

                                                     Approximate
                                                      Combined
       Retail Chain        Location       Number     Square Feet
          or Group         of Stores     of Stores    (in 000's)
       ------------        ---------     ---------   -----------

  ABCO Foods             AZ                      58        2,187
  Baker's NE             NE                      15          853
  Food 4 Less            AZ, CA, UT              25        1,364
  Rainbow Foods          MN, WI                  46        2,735
  Sentry Foods           WI                      38        1,755
                                                ---        -----
  Total Retail Segment                          182        8,894
                                                ===        =====

In addition to the above stores, the company is also in the process of divesting or closing 60 stores in various states.

Fleming's shared service and customer support center offices are located in Oklahoma City, Oklahoma in leased office space totaling approximately 356,000 square feet. During 2000, Fleming will move its customer support services from the Oklahoma City office and field locations to leased space totaling approximately 136,000 square feet in Lewisville, Texas.

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

(1) Class Action Suits. In 1996, the company and certain of its present and former officers and directors (Robert E. Stauth, R. Randolph Devening, Harry L. Winn, Kevin J. Twomey and Donald N. Eyler) were named as defendants in nine purported class action suits filed by certain stockholders (Kenneth Steiner, Lawrence B. Hollin, Ronald T. Goldstein, General Telcom Money Purchase Plan & Trust, Bright Trading, Inc., City of Philadelphia, Gerald Pindus, Charles Hinton and Lawrence M. Wells, among others) and one purported class action suit filed by a noteholder (Robert Mark), each in the U.S. District Court for the Western District of Oklahoma (Mr. Devening was not named in the noteholder case). In 1997, the court consolidated the stockholder cases as City of Philadelphia, et al. v. Fleming Companies, Inc., et al. (the noteholder case was also consolidated, but only for pre-trial purposes). During 1998 the noteholder case was dismissed and during 1999 the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case.

The complaint filed in the consolidated cases asserted liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claimed that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denied each of these allegations. On February 4, 2000, the stockholder case was dismissed with prejudice by the district court. On March 3, 2000, the plaintiffs filed an appeal. The motion to dismiss in the noteholder case has not yet been decided. The plaintiffs seek undetermined but significant damages. However, if the district court ruling described below is upheld, the company believes the litigation will not have a material adverse effect on the company.

In 1997, the company won a declaratory judgment in the U.S. District Court for the Western District of Oklahoma against certain of its insurance carriers regarding policies issued to Fleming for the benefit of its officers and directors ("D&O policies"). On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers (aggregating $60 million in coverage) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers appealed. In 1999, the appellate court affirmed the decision that the class actions were covered by D&O policies aggregating $60 million on coverage but reversed the trial court's decision on allocation as being premature.

(2) Tobacco Cases. Notices of suit or intention to sue have been filed by 27 individuals in the Court of Common Pleas of Philadelphia County, and by 3 individuals in the Court of Common Pleas of Dauphin County, Pennsylvania; and one individual brought suit in the 38th Judicial District Court, Cameron Parish, Louisiana. Each case named as co-defendants at least one major manufacturer of tobacco products and the company or a current or former company subsidiary, among others. With respect to each case, the company is being indemnified and defended by a substantial third-party co-defendant.

Pursuant to a tolling agreement among the parties, all of the cases which were already pending in Pennsylvania (save two) were dismissed in 1998 without prejudice and may be refiled at a later date.

During the fourth quarter of 1999, the court set a trial date in one of the cases pending in the Court of Common Pleas, Philadelphia County, Pennsylvania for October 1, 2000. Two cases are now set for trial in that court. The second case is set for trial March 4, 2001. In addition, counsel for the parties amended the tolling agreement, by which three of the cases were withdrawn from the tolling agreement. In January, 2000, counsel for the parties agreed to an amendment to the tolling agreement by which counsel for the plaintiffs withdrew from representing the plaintiffs in 21 of the cases, and one case was withdrawn from the tolling agreement. These plaintiffs have until March 31, 2000 to file a case, after which the company can assert the defenses of statute of limitations and laches. As to the case formerly pending in Cameron Parish, Louisiana, plaintiffs have appealed to the Fifth Circuit Court of Appeals the decision of the federal district court refusing to remand the case, which appeal is pending. Oral argument occurred in September, 1999 and no decision has been rendered.

(3) Don's United Super (and related cases). The company and two retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). The eighteen plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud, and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

During the fourth quarter of 1999, plaintiffs produced reports of their expert witnesses calculating alleged actual damages of approximately $112 million. During the first quarter of 2000, plaintiffs revised a portion of these damage calculations, and although plaintiffs have not finalized these calculations, it appears that their revised damage calculations will result in a claim of approximately $120 million, exclusive of any punitive or treble damages.

In October 1998, the company and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's suit. (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, sixteen plaintiffs are asserting claims in the Coddington suit. All of the plaintiffs except for one have arbitration agreements with Fleming. The plaintiffs assert claims virtually identical to those set forth in the Don's suit, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's suit.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. The company has appealed the district court's denial of arbitration to the Eighth Circuit Court of Appeals. The two plaintiffs that were ordered to arbitration have filed motions asking the district court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al. and Robandee United Super, Inc., et al. v. Fleming, et al.) by ten customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with the company.

The company intends to vigorously defend against the claims in these related cases, but is currently unable to predict the outcome. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

(4) Storehouse Markets. In 1998, the company and one of its division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al.
v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent non-disclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages. On March 7, 2000 the court stated that this case will be certified as a class action. The class will include current and former customers of Fleming's
Salt Lake City division covering a four state region. A formal order has not yet been received. The company is considering an appeal of this ruling pending receipt of this order. Damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed. The company intends to vigorously defend against these claims, but is currently unable to predict the outcome. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the company as of March 1, 2000:

                                                            Year
                                                        First Became
Name (age)               Present Position                An Officer
----------               ----------------               ------------

Mark S. Hansen (45)      Chairman and                       1998
                           Chief Executive Officer

E. Stephen Davis (59)    Executive Vice President and       1981
                           President, Wholesale

Dennis C. Lucas (52)     Executive Vice President and       1999
                           President, Retail

William H. Marquard      Executive Vice President,          1999
(40)                       Business Development and
                           Chief Knowledge Officer

Scott M. Northcutt (38)  Executive Vice President,          1999
                           Human Resources

Neal J. Rider (38)       Executive Vice President and       2000
                           Chief Financial Officer

David R. Almond (59)     Senior Vice President,             1989
                           Administration

Mark K. Batenic (51)     Senior Vice President, Sales       1994
                           and Business Development -
                           Food Distribution

Lenore T. Graham (44)    Senior Vice President,             2000
                           General Counsel and Secretary

Charles L. Hall (49)     Senior Vice President, Real        1999
                           Estate and Store Development

Richard C. Judd (48)     Senior Vice President, Supply      1999

Dixon E. Simpson (57)    Senior Vice President,             1993
                           e-Commerce Fulfillment

John M. Thompson (58)    Senior Vice President,             1982
                           Business Development Finance
                           and Assistant Secretary

Kevin J. Twomey (49)     Senior Vice President,             1995
                           Finance and Controller

No family relationship exists among any of the executive officers listed above.

Executive officers are elected by the Board of Directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

Each of the executive officers has been employed by the company or its subsidiaries for the preceding five years except for Messrs. Hansen, Lucas, Marquard, Northcutt, Rider and Hall and
Mrs. Graham.

Mr. Hansen joined the company in his present position in November 1998. From 1997 until joining the company, he was Chairman and Chief Executive Officer of SAM's Club, a division of Wal-Mart Stores, Inc. From 1989 to 1997, he served in multiple capacities at PETsMART, Inc., including President and Chief Executive Officer.

Mr. Lucas joined the company in his present position in July
1999. From 1992 until joining the company, he served in multiple capacities at Albertson's, including Vice President positions and Regional President.

Mr. Marquard joined the company in his present position in June
1999. From 1991 until joining the company, he was a partner in the consulting practice of Ernst & Young.

Mr. Northcutt joined the company in his present position in January 1999. From 1997 until joining the company, he was Vice President-People Group at SAM's Club, a division of Wal-Mart Stores, Inc. From 1988 to 1996, he served as Vice President-Human Resources and later as Vice President-Store Operations at Dollar General Corporation.

Mr. Rider joined the company in his present position in January 2000. From 1999 until joining the company, he was Executive Vice President and Chief Financial Officer at Regal Cinemas, Inc.
From 1980 to 1999, Mr. Rider served in multiple capacities at American Stores Company, including Treasurer and Controller responsibilities before becoming Chief Financial Officer.

Mr. Hall joined the company in his present position in June 1999. From 1998 until joining the company, he was Senior Vice President-Real Estate and Store Development at Eagle Hardware and Garden, Inc. From 1992 to 1998, he served as Vice President of Real Estate Development at PETsMART, Inc.

Mrs. Graham joined the company in her present position in January
2000. From 1995 until joining the company, she was a stockholder with the Oklahoma City law firm McAfee & Taft A Professional Corporation.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is "FLM". As of March 3, 2000, 39.2 million outstanding shares were owned by 16,100 shareholders of record and approximately 9,500 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each calendar quarter of the past two years are shown below.

                        1999                       1998
               ---------------------       -------------------
  Quarter         High         Low           High        Low
  -------      ---------     -------       --------    -------
  First        $11.88        $7.19         $20.75      $13.38
  Second        12.00         8.31          20.06       17.25
  Third         12.50         9.81          18.00       11.06
  Fourth        13.44         9.25          12.69        8.63

Cash dividends on Fleming common stock have been paid for 83 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates for 2000 are as shown below:

       Record Dates:           Payment Dates:
       -------------           --------------
       February 18             March 10
       May 19                  June 9
       August 18               September 11
       November 20             December 8

Cash dividends of $.02 per share were paid on or near each of the above four payment dates in 1999 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                          1999(a)  1998(b)  1997(c) 1996(d)  1995(e)
                         -------  -------  -------  -------  -------
                           (In millions, except per share amounts)

Net sales                $14,646  $15,069  $15,373  $16,487  $17,502
Earnings (loss) before
  extraordinary charge       (45)    (511)      39       27       42
Net earnings (loss)          (45)    (511)      25       27       42
Diluted net earnings (loss)
 per common share before
 extraordinary charge      (1.17)  (13.48)    1.02      .71     1.12
Diluted net earnings (loss)
 per share                 (1.17)  (13.48)     .67      .71     1.12
Total assets               3,573    3,491    3,924    4,055    4,297
Long-term debt and
 capital leases            1,602    1,503    1,494    1,453    1,717
Cash dividends declared
 per common share            .08      .08      .08      .36     1.20

See Item 3. Legal Proceedings, notes to consolidated financial statements in Item 8., and the financial review included in Item 7.

(a) The results in 1999 reflect an impairment/restructuring charge with related costs totaling $137 million ($92 million after-tax) related to the company's strategic plan. 1999 also reflected one-time items ($31 million charge to close 10 conventional retail stores, income of $22 million from extinguishing some workers' compensation liability at a discount, interest income of $9 million related to refunds in federal income taxes from prior years, and $6 million in gains from the sale of distribution facilities) netting to $6 million of income ($3 million after-tax).

(b) The results in 1998 reflect an impairment/restructuring charge with related costs totaling $668 million ($543 million after-tax) related to the company's newly adopted strategic plan.

(c) The results in 1997 reflect a charge of $19 million ($9 million after-tax) related to the settlement of a lawsuit against the company. 1997 also reflected an extraordinary charge of $22 million ($13 million after-tax) related to the recapitalization program.

(d) Results in 1996 include a charge of $20 million ($10 million after-tax) related to the settlement of two related lawsuits against the company.

(e) In 1995, management changed its estimates with respect to the general merchandising portion of the 1993 reengineering plan and reversed $9 million ($4 million after-tax) of the related provision.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

The strategic plan consists of the following four major initiatives:

o Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso,
  TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; an unannounced operating unit still to be closed; and an unannounced operating unit scheduled for 1999 closure, but due to increased cash flows from new business it will not be closed). Of the nine announced, all but San Antonio and
  Buffalo have been completed. San Antonio should be closed by the end of the first quarter of 2000 and Buffalo by the end of the second quarter of 2000. Three additional closings were announced which were not originally part of the strategic plan which brings the total operating units to be closed to
  thirteen.   The closing of Peoria was added to the plan in the
  first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Recently, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expand the Maryland facility. Total 1998 sales from the 13 operating units closed or to be closed were approximately $3.1 billion. Most of these sales have been or are expected to be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this consolidation process benefits customers with better product variety and improved buying opportunities. The company has also benefited with better coverage of fixed expenses. The closings result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company begins recognizing these savings immediately upon closure. The capital returned from the divestitures and closings has been and will continue to be reinvested in the business.

o Grow distribution sales. Higher volume, better-utilized distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness and the company intends to capitalize on these improvements. During 1999, significant new customers were added in the distribution segment, including increased business with Kmart Corporation, which is expected to result in approximately $1 billion in annualized new sales.

o Improve retail performance. This not only requires divestiture or closing of under-performing company-owned retail chains, but also requires increased investments in market leading chains. The strategic plan includes the divestiture or closing of seven retail chains (including the recently announced letters of intent to sell the Baker's Oklahoma stores in the first half of 2000). The chains divested or closed (or to be divested or closed) are Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's Oklahoma, and a chain not yet announced. The sale of Baker's Oklahoma as well as the divestiture or closing of the chain not yet announced were not in the original strategic plan, but no longer fit into the current business strategy. Total 1998 sales from the divested or closed (or to be divested or closed) chains was approximately $844 million. The sale or closing of these chains is expected to be substantially completed by the end of the second quarter of 2000. Also during 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with the existing chains. Sixteen remodels of existing retail stores were also completed during 1999.

o Reduce overhead and operating expenses. Overhead has been and will continue to be reduced through the low cost pursuit program which includes organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. These initiatives are well underway and have reflected reduced costs for the company which ultimately reflect improved profitability and competitiveness.

Implementation of the strategic plan is expected to continue through 2000. This time frame accommodates the company's limited resources and customers' seasonal marketing requirements. Thus far, the implementation has proceeded as planned other than changes to the plan described above. Additional expenses will continue for some time beyond 2000 because certain disposition related costs can only be expensed when incurred.

The total pre-tax charge of the strategic plan is presently estimated at $935 million ($239 million cash and $696 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($59 million), updating impairment amounts on certain retail chains ($25 million), the divestiture of the Baker's chain in Oklahoma ($17 million), increasing costs associated with initiatives to reduce overhead and complexity in business systems ($60 million), and decreasing costs related to a scheduled closing no longer planned ($8 million). Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. The cost of severance, relocation and other periodic expenses relating to reducing overhead and business complexities was more than expected. Also, there were changes in the list of operating units to be divested or closed due to their failure to fit into the current business strategy as described above. The pre-tax charge recorded to-date is $805 million ($137 million in 1999 and $668 million recorded in 1998). After tax, the expense for 1999 was $92 million or $2.39 per share.

Of the $137 million charge in 1999, $58 million is expected to require cash expenditures. The remaining $79 million consisted of non-cash items. The $137 million charge consisted of the following components:

o Impairment of assets of $62 million. The impairment components were $36 million for goodwill and $26 million for other long-lived assets. The entire $62 million impairment related to assets to be sold or closed.

o Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and pension withdrawal liabilities for the divested or closed operating units announced during 1999. The restructuring charges also consisted of operating lease liabilities for divestitures or closings decided in 1999 that weren't part of the original plan and professional fees incurred during the year related to the restructuring process.

o Other disposition and related costs of $34 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

Additional pre-tax expense of approximately $130 million is expected in 2000 relating to the continuing implementation of the strategic plan. Approximately $107 million of these future expenses are expected to require cash expenditures. The remaining $23 million of the future expense relates to non-cash items. These future expenses will consist primarily of severance, real estate-related expenses, pension withdrawal liabilities and other costs expensed when incurred.

The pre-tax charge relating to the strategic plan for 1998 totaled $668 million and is described in the Form 10-K and Form
10-K/A for 1998.

The expected benefits of the plan are increased sales and improved earnings. Sales are expected to increase in 2000 due to new customers added in the distribution segment. Based on management's plan, earnings are expected to improve and exceed $3 per share by or before the year 2003.

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

In addition to the strategic plan related charges mentioned above, other significant one-time items included in 1999 were: a $31 million charge to close certain retail stores; income of $22 million from extinguishing a portion of the company's self-insured workers' compensation liability at a discount through insurance coverage; interest income of $9 million related to refunds in federal income taxes from prior years; and income of $6 million in gains from the sale of distribution facilities. This results in a net one-time income of approximately $6 million ($3 million after-tax or $.09 per share). The net effect of the strategic plan charges and one-time adjustments was a $131 million pre-tax charge. Net earnings for 1999 after excluding these charges was $43 million or $1.12 per share. The company expects net earnings after excluding strategic plan charges and one-time items for 2000 to be at least $1.46 per share.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                    1999        1998       1997
                                   -------    -------     -------
Net Sales                          100.00%    100.00%     100.00%

Gross margin                         9.81       9.62        9.16

Less:
  Selling and administrative         8.62       8.30        7.62
  Interest expense                   1.13       1.07        1.06
  Interest income                    (.28)      (.24)       (.30)
  Equity investment results           .07        .08         .11
  Litigation charges                    -        .05         .13
  Impairment/restructuring charge     .70       4.33           -
                                    -----      -----       -----

Total expenses                      10.24      13.59        8.62
                                    -----      -----       -----

Earnings (loss) before taxes         (.43)     (3.97)        .54

Taxes on income (loss)               (.12)      (.58)        .29
                                    -----      -----       -----

Earnings (loss) before
  extraordinary charge               (.31)     (3.39)        .25

Extraordinary charge                    -          -        (.09)
                                    -----      -----       -----
Net earnings (loss)                  (.31)%    (3.39)%       .16%
                                    =====      =====       =====

1999 and 1998

Net Sales. Sales for 1999 decreased by $.4 billion, or 3%, to $14.65 billion from $15.07 billion for 1998.

Net sales for the distribution segment were $10.9 billion in 1999 compared to $11.5 billion in 1998. The sales decrease was primarily due to the previously announced loss of sales to Furr's (in 1998) and Randall's (in 1999) and the disposition of the Portland division (in 1999). These sales losses were partially offset by the increase in sales to Kmart Corporation. Sales during 1999 were also impacted by the planned closing and consolidation of certain distribution operating units. These sales losses plus the prospective loss of sales to United in 2000 will be partially offset by the increase in sales to Kmart Corporation. In 1999 and 1998, sales to Furr's, Randall's and United accounted for approximately 4% and 8%, respectively, of the company's sales.

Retail segment sales were $3.7 billion in 1999 compared to $3.6 billion in 1998. The increase in sales was due primarily to new stores added in 1999. This was offset partially by a 1.9% decrease in same-store sales and closing non-performing stores.

The company measures inflation using data derived from the average cost of a ton of product sold by the company. For 1999, food price inflation was 1.0%, compared to 2.1% in 1998.

The company anticipates that net sales for 2000 will be approximately $15 billion and will be higher than in 1999 due to growth in sales to non-traditional distribution customers, higher sales for continuing retail stores and growing sales to internet-based companies.

Gross Margin. Gross margin for 1999 decreased by $13 million, or 1%, to $1.44 billion from $1.45 billion for 1998, and increased as a percentage of net sales to 9.81% from 9.62% for 1998. After excluding the strategic plan charges and one-time items, gross margin dollars still decreased compared to the same period in 1998 and gross margin as a percentage of net sales still increased compared to the same period in 1998. The decrease in dollars was due primarily to the overall sales decrease, but was partly offset by positive results from leveraging the company's buying power and cutting costs. The increase in percentage to net sales was due to the impact of the growing retail segment compared to the distribution segment. The retail segment has the higher margins of the two segments. This increase was partly offset by lower margins in the retail segment due to competitive pricing at company-owned new stores.

Selling and Administrative Expenses. Selling and administrative expenses for 1999 increased by $10 million, or 1%, to $1.26 billion from $1.25 billion for 1998, and increased as a percentage of net sales to 8.62% for 1999 from 8.30% for 1998. The increase in both dollars and percentage of net sales was primarily due to one-time items recorded in 1999: a charge to close conventional retail stores which was partially offset by income from extinguishing a portion of the company's self-insured workers' compensation liability at a discount. The increase in percentage to net sales was also partly due to the impact of the growing retail segment compared to the distribution segment - the retail segment has higher operating expenses as a percent to sales compared to the distribution segment.

The company has a significant amount of credit extended to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to ten years. Credit loss expense is included in selling and administrative expenses and for 1999 increased to $25 million from $23 million for 1998.

Operating Earnings. Operating earnings for the distribution segment increased by $31 million, or 12%, to $290 million from $259 million for 1998, and increased as a percentage of distribution net sales to 2.65% from 2.26%. Excluding the costs relating to the strategic plan and one-time items, operating earnings still increased by $29 million to $302 million from $273 million for the same period of 1998. Operating earnings improved primarily due to the benefits of the consolidation of distribution operating units and cost reduction.

Operating earnings for the retail segment decreased by $64 million to a loss of $2 million from earnings of $62 million for 1998. Excluding the costs relating to the strategic plan and one-time items (primarily a charge to close conventional retail stores), operating earnings still decreased, but by $20 million to $42 million from $62 million for the same period of 1998. The decrease was due to the impact of new store start-up expenses plus expenses related to the divestiture and closing of stores. Operating earnings for the retail segment were also adversely affected by a 1.9% decrease in same-store sales.

Corporate expenses decreased in 1999 to $112 million compared to $122 million for 1998. Excluding the costs relating to the strategic plan and one-time items (primarily income from extinguishing a portion of the company's self-insured workers' compensation liability at a discount), corporate expenses increased in 1999 to $132 million compared to $121 million for 1998. The increase was due primarily to an increase in lease termination and real estate disposition expenses and higher incentive compensation.

Interest Expense. Interest expense in 1999 was $4 million higher than 1998 due primarily to 1998's low interest expense as a consequence of a favorable settlement of tax assessments. The higher 1999 expense was also due to higher average debt balances.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For 1999, interest rate hedge agreements contributed $4.8 million of net interest expense compared to $4.3 million in 1998, or $0.5 million higher. This was due to slightly higher average net interest rates underlying the hedge agreements. For a description of these derivatives see
Item 7A. Quantitative and Qualitative Disclosures About Market Risk and "Long-Term Debt" in the notes to the consolidated financial statements.

Interest Income. Interest income for 1999 was $4 million higher than 1998 due to a one-time item related to refunds in federal income taxes from prior years. This was partially offset by lower average balances for the company's investment in direct financing leases.

Equity Investment Results. The company's portion of operating losses from equity investments for 1999 decreased by approximately $2 million to $10 million from $12 million for 1998. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

Litigation Charges. In October 1997, the company began paying
Furr's $800,000 per month as part of a settlement agreement which ceased in October 1998. Payments to Furr's totaled $7.8 million in 1998.

Impairment/Restructuring Charge. The pre-tax charge for the strategic plan recorded in the Consolidated Statements of Operations totaled $137 million for 1999 and $668 million for 1998. Of these totals, $103 million and $653 million were reflected in the Impairment/restructuring charge line with the balance of the charges reflected in other financial statement lines. See "General" above and the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes On Income. The effective tax rates used for 1999 and 1998 were 28.5% and 14.6%, respectively, both representing a tax benefit. These are blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these transactions during the year.

Certain Accounting Matters. The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. The company will adopt SFAS No. 133 by the required effective date. The company has not determined the impact on its financial statements from adopting the new standard.

In December 1999, the Securities and Exchange Commission issued
Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No.
101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements.
The company has determined the impact on earnings is not material.

Other. Several factors negatively affecting earnings in 1999 are likely to continue for the near term. The company believes that these factors include costs related to the strategic plan, negative same-store sales and operating losses in certain company-owned retail stores.

1998 and 1997

Net Sales. Sales for 1998 decreased by $.3 billion, or 2%, to $15.07 billion from $15.37 billion for 1997.

Net sales for the distribution segment were $11.5 billion in 1998 compared to $11.9 billion in 1997. The loss of sales from customers moving to self-distribution, Furr's (in 1998), Randall's (in 1999) and United (in 2000), will result in sales comparisons to prior periods being negative for some time. In 1998, sales to these three customers accounted for approximately 8% of the company's sales.

Retail segment sales were $3.6 billion in 1998 compared to $3.5 billion in 1997. The increase in sales was due primarily to new stores added in 1998. This was offset partially by a decrease in same-store sales in 1998 compared to 1997 of 3.6% and closing non-performing stores.

The company measures inflation using data derived from the average cost of a ton of product sold by the company. For 1998, food price inflation was 2.1%, compared to 1.3% in 1997.

Gross Margin. Gross margin for 1998 increased by $42 million, or 3%, to $1.45 billion from $1.41 billion for 1997, and increased as a percentage of net sales to 9.62% from 9.16% for 1997. The increase was due, in part, to an overall increase in the retail segment, which has the better margins of the two segments, net of the unfavorable impact of gains from dispositions that occurred in 1997, but not in 1998. Gross margin also reflects favorable adjustments for closed stores due to better-than-expected lease buyouts. These increases in gross margin were partly offset by costs relating to the strategic plan in 1998 primarily relating to inventory valuation adjustments. Product handling expenses, consisting of warehouse, transportation and building expenses, were lower as a percentage of net sales in 1998 compared to 1997, reflecting continued productivity improvements.

Selling and Administrative Expenses. Selling and administrative expenses for 1998 increased by $79 million, or 7%, to $1.25 billion from $1.17 billion for 1997, and increased as a percentage of net sales to 8.30% for 1998 from 7.62% in 1997. The increase was partly due to increased operating expense in the retail segment. Selling expense was higher than the previous year as the company continues to work at reversing recent sales declines. The increase was also partly due to costs relating to the strategic plan.

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

Operating Earnings. Operating earnings for the distribution segment decreased by $24 million, or 8%, to $259 million from $283 million for 1997, and decreased as a percentage of distribution net sales to 2.26% from 2.38%. 1998 operating earnings were adversely affected by inventory valuation adjustments and other costs related to the strategic plan as well as lower sales.

Operating earnings for the retail segment decreased by $18 million, or 23%, to $62 million from $80 million for 1997, and decreased as a percentage of retail sales to 1.73% from 2.31%. Operating earnings for the retail segment were adversely affected primarily by a 3.6% decrease in same-store sales and by higher labor costs.

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

Taxes On Income. The effective tax rate for 1998 is 14.6% versus 58.0% for 1997. The 1998 effective rate is low due primarily to the impairment of non-deductible goodwill written off as part of the strategic plan. The presentation of the 1997 tax is split by reflecting a tax benefit at the statutory rate of 40% for the extraordinary charge and reflecting the balance of the tax amount on the taxes on income line. See "Income Taxes" in the notes to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 25, 1999, the company's principal sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and investments. The company's principal sources of capital, excluding shareholders' equity, during this period were banks and lessors.

Net cash provided by operating activities.
Operating activities generated $118 million of net cash flows for the year ended December 25, 1999, compared to $141 million for the same period in 1998. Included in 1999 net operating cash flows were $78 million from an increase in receivables and inventories, $36 million reduction in accounts payable, and $50 million in payments for strategic plan-related restructuring charges.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) are estimated to be a total of $130 million in 2000 and $56 million thereafter. Total expected cash requirements (pre-tax) have increased by $85 million since the end of 1998 due to the cost of additional divestitures and closings added to the strategic plan plus increasing costs associated with initiatives to reduce overhead and complexity in business systems. Management believes working capital reductions, proceeds from the sale of assets, and increased after-tax earnings related to the successful implementation of the strategic plan are expected to provide adequate cash flows to cover all of these costs.

Net cash used in investing activities.
Total net investment expenditures were $213 million for the year ended December 25, 1999, compared to $163 million in net investment expenditures for the same period in 1998. Included in 1999 net investment expenditures were $166 million for capital expenditures, $78 million for acquisitions of retail stores and a total of $52 million in loans and equity investments in customers. Offsetting these expenditures in part were sales of assets and investments totaling $45 million and collections on notes receivable totaling $35 million.

Capital expenditures are estimated to be a total of $180 million for 2000. The company intends to increase its retail operations by making investments in its existing stores and by adding new stores through store construction or acquisitions. Acquisitions of supermarket groups or chains or distribution operations will be made only on a selective basis. The focus of retail investment is expected to shift towards the company's value-oriented stores. The company's strategic plan involves divesting or closing certain distribution and retail facilities and other assets, and focusing resources on the remaining distribution and retail operations.

Net cash provided by financing activities.
Net cash provided by financing activities was $96 million for the year ended December 25, 1999, compared to $2 million in net cash used in financing activities for the same period in 1998. Included in 1999 net cash provided by financing activities was a net increase in long-term debt of $120 million since the end of 1998. The increase in long-term debt reflects net cash required from external sources to finance net cash used in investment activities and certain financing activities such as $22 million of principal payments on capital lease obligations and $3 million of dividends paid, offset in part by $1 million from the sale of common stock under stock ownership plans. Approximately $30 million in net capital value has been provided by lessors through capital lease obligations since the end of 1998.

At the end of 1999, borrowings under the credit facility totaled $198 million in term loans and $255 million of revolver borrowings, and $40 million of letters of credit had been issued. Based on actual borrowings and letters of credit issued, the company could have borrowed an additional $305 million under the revolver.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow under its credit facility, and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures, expenditures for acquisitions (if any), strategic plan implementation costs and other capital needs for the next 12 months. Three of the company's largest customers (Furr's, Randall's and United) have announced they are moving or have moved to self-distribution, which together represented approximately 4% and 8% of the company's sales in 1999 and 1998, respectively. This is expected to have no significant future impact on the company's liquidity due to the implementation of cost cutting measures and the new business gained in 1999 and so far in 2000.

In December 2001, the company's $300 million of 10 5/8% senior notes are scheduled to mature. While management believes future cash flows from operating activities, the company's ability to borrow under its credit facility, and asset sale proceeds may be adequate to cover this debt service requirement, alternative means of refinancing this debt maturity are being explored (such as accessing the long-term capital markets).

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

Fleming has numerous computer systems which were developed employing six digit date structures (i.e., two digits each for month, day and year). Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. In 1996, management implemented a program to comply with year-2000 requirements on a system-by-system basis, which included extensive systems testing. Conversion efforts were complete at December 31, 1999. The company has not experienced any significant difficulties to date relating to year-2000 issues, and management does not expect year-2000 issues to have a significant impact on the company's operations. Although the company believes contingency plans will not be necessary, contingency plans have been developed for each critical system. The content of the contingency plans varies depending on the system and the assessed probability of failure and such plans are modified periodically based on remediation and testing. The alternatives include reallocating internal resources, obtaining additional outside resources, implementing temporary manual processes or temporarily rolling back internal clocks. In addition, the company has not experienced any significant difficulties to date relating to its vendors' and customers' year-2000 readiness.

Program costs to comply with year-2000 requirements were expensed as incurred. Through the year end 1999, total expenditures to third parties were $8.4 million since the beginning of 1997. To compensate for the dilutive effect on results of operations, the company delayed other non-critical development and support initiatives. Accordingly, the company's annual information technology expenses did not differ significantly from prior years.

FORWARD-LOOKING INFORMATION

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody projections and assumptions which may prove to have been inaccurate, including expectations for years
2000 and beyond, the company's ability to successfully achieve the goals of its strategic plan and reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to expand portions of its business or enter new facets of its business; and the company's expectations regarding the adequacy of capital and liquidity. The management of the company has prepared the financial projections included in this Form 10-K on a reasonable basis, and such projections reflect the best currently available estimates and judgments and present, to the best of management's knowledge and belief, the expected course of action and the expected future financial performance of the company. However, this information is not fact and should not be relied upon as necessarily indicative of future results, and readers of this Form 10-K are cautioned not to place undue reliance on the projected financial information. These projections, forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the risks associated with the successful execution of the company's strategic business plan; adverse effects of labor disruptions; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; exposure to litigation and other contingent losses;
failure of the company to achieve necessary cost savings; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in this report under Item 1. Business -- Risk Factors and in other periodic reports available from the Securities and Exchange Commission.

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

Fleming management maintains a written policy statement which governs its financial risk management activities including the use of financial derivatives. The policy statement says that the company will engage in a financial risk management process to manage its defined exposures to uncertain future changes in interest rates and foreign exchange rates which impact net earnings. The primary purpose of this process is to control and limit the volatility of net earnings according to pre-established targets for exposure to such changes in a manner which does not result in unreasonable or unmanageable additional risks or expense. The financial risk management process works under the oversight of a special management group to ensure certain policy objectives are achieved. Such objectives include, and are not limited to, the following: to act in accordance with authority granted by resolution of the Board of Directors, which specifically permits the use of derivatives to hedge interest rate or foreign exchange rate risks and which prohibits the use of derivatives for the purpose of speculation; to define and measure the company's financial risks associated with interest and foreign exchange rates as well as with derivative instruments to be used for hedging; and to establish exposure targets and to manage performance against those targets.

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


SUMMARY OF FINANCIAL INSTRUMENTS

                                     Maturities of Principal by Fiscal Year
                                    -----------------------------------------
(In millions,             Fair Value   Fair Value                                    There-
 except rates)           at 12/26/98  at 12/25/99   2000  2001  2002   2003    2004    after

Notes Receivable with
Variable Interest Rates
  Principal receivable           $72          $93    $20   $14    $12    $11     $11      $25
  Average variable rate
    receivable                 10.6%        11.0%   Based on the referenced Prime Rate plus a margin

Notes Receivable with
Fixed Interest Rates
  Principal receivable           $51          $28     $9    $3     $4     $2      $2       $8
  Average fixed rate
    receivable                  5.2%         6.0%   4.6%  4.3%   2.1%   2.1%    4.6%     7.6%

Debt with Variable
Interest Rates
  Principal payable             $313         $428    $35   $35    $40   $295     $49      $ -
  Average variable rate
    payable                     6.8%         7.1%   Based on LIBOR plus a margin

Debt with Fixed Interest Rates
  Principal payable             $846         $808    $37  $303    $10     $5    $250     $250
  Average fixed rate
    payable                    10.3%         6.6%  10.6%  8.9%   8.8%  10.5%   10.6%

Variable-To-Fixed Rate Swaps
  Amount payable                 $10           $3   $250  (notional, not payable)
  Average fixed rate
    payable                     7.2%         7.2%   7.2%
  Average variable rate
    receivable                  5.2%         6.2%   Based on LIBOR

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 10, 2000. Information concerning Executive Officers of the company is included in Part I herein which is incorporated in this Part III by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 10, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the company's proxy statement in connection with its annual meeting of shareholders to be held on May 10, 2000.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

       o  Consolidated Statements of Operations -
          For the years ended December 25, 1999,
          December 26, 1998, and December 27, 1997

       o  Consolidated Balance Sheets -
          At December 25, 1999 and December 26, 1998

       o  Consolidated Statements of Cash Flows -
          For the years ended December 25, 1999,
          December 26, 1998, and December 27, 1997

       o  Consolidated Statements of Shareholders' Equity -
          For the years ended December 25, 1999,
          December 26, 1998, and December 27, 1997

       o  Notes to Consolidated Financial Statements -
          For the years ended December 25, 1999,
          December 26, 1998, and December 27, 1997

       o  Independent Auditors' Report

       o  Quarterly Financial Information (Unaudited)


                   CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 25, 1999, December 26, 1998 and December 27, 1997
                 (In thousands, except per share amounts)
                                     1999        1998        1997
                                     ----        ----        ----
Net sales                        $14,645,566 $15,069,335 $15,372,666
Costs and expenses (income):
 Costs of sales                   13,208,399  13,618,961  13,963,972
 Selling and administrative        1,261,631   1,251,592   1,172,436
 Interest expense                    165,180     161,581     162,506
 Interest income                     (40,318)    (36,736)    (46,638)
 Equity investment results            10,243      11,622      16,746
 Litigation charges                        -       7,780      20,959
 Impairment/restructuring charge     103,012     652,737           -
                                 ----------- ----------- -----------

      Total costs and expenses    14,708,147  15,667,537  15,289,981
                                 ----------- ----------- -----------

Earnings (loss) before taxes         (62,581)   (598,202)     82,685
Taxes on income (loss)               (17,853)    (87,607)     43,963
                                 ----------- ----------- -----------
Earnings (loss) before
 extraordinary charge                (44,728)   (510,595)     38,722
Extraordinary charge from early
 retirement of debt (net of taxes          -           -     (13,330)
                                 ----------- ----------- -----------
Net earnings (loss)                 $(44,728)  $(510,595)    $25,392
                                 =========== =========== ===========

Earnings (loss) per share:
 Basic and diluted before
  extraordinary charge               $(1.17)    $(13.48)       $1.02
 Extraordinary charge                     -           -         (.35)
                                     ------     -------      -------
 Basic and diluted net earnings
  (loss)                             $(1.17)    $(13.48)       $ .67
                                     ======     =======      =======

Weighted average shares outstanding:
 Basic                               38,305      37,887       37,803
                                     ======      ======       ======
 Diluted                             38,305      37,887       37,862
                                     ======      ======       ======

See notes to consolidated financial statements.

                        CONSOLIDATED BALANCE SHEETS
                At December 25, 1999 and December 26, 1998
                              (In Thousands)
                  ASSETS                        1999        1998
                                                ----        ----
Current assets:
  Cash and cash equivalents                      $6,683      $5,967
  Receivables, net                              496,159     450,905
  Inventories                                   997,805     984,287
  Other current assets                          228,103     146,757
                                             ----------  ----------
      Total current assets                    1,728,750   1,587,916
Investments                                     108,895     119,468
Investment in direct financing leases           126,309     177,783
Property and equipment:
  Land                                           45,507      49,494
  Buildings                                     389,651     408,739
  Fixtures and equipment                        636,501     663,724
  Leasehold improvements                        236,570     225,010
  Leased assets under capital leases            231,236     207,917
                                             ----------  ----------
                                              1,539,465   1,554,884
Less accumulated depreciation and amortization (701,289)   (734,819)
                                             ----------  ----------
      Net property and equipment                838,176     820,065
Deferred income taxes                            54,754      51,497
Other assets                                    150,214     154,524
Goodwill, net                                   566,120     579,579
                                             ----------  ----------
TOTAL ASSETS                                 $3,573,218  $3,490,832
                                             ==========  ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $981,219    $945,475
  Current maturities of long-term debt           70,905      41,638
  Current obligations under capital leases       21,375      21,668
  Other current liabilities                     210,220     272,573
                                             ----------  ----------
      Total current liabilities               1,283,719   1,281,084
Long-term debt                                1,234,185   1,143,900
Long-term obligations under capital leases      367,960     359,462
Other liabilities                               126,652     136,455
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value, authorized -
   100,000 shares, issued and outstanding -
   38,856 and 38,542 shares                      97,141      96,356
  Capital in excess of par value                511,447     509,602
  Reinvested earnings (deficit)                 (22,326)     23,155
  Accumulated other comprehensive income:
    Additional minimum pension liability        (25,560)    (57,133)
                                             ----------  ----------
      Accumulated other comprehensive income    (25,560)    (57,133)
  Less ESOP note                                      -      (2,049)
                                             ----------  ----------
      Total shareholders' equity                560,702     569,931
                                             ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $3,573,218  $3,490,832
                                             ==========  ==========

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 25, 1999, December 26, 1998, and December 27, 1997
                              (In thousands)
                                           1999       1998        1997
                                           ----       ----        ----
Cash flows from operating activities:
 Net earnings (loss)                      $(44,728) $(510,595)    $25,392
 Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization           162,379    185,368     181,357
   Credit losses                            24,704     23,498      24,484
   Deferred income taxes                     3,357   (117,239)     40,301
   Equity investment results                 9,412     11,622      16,746
   Impairment/restructuring and
    related charges                        136,868    668,028           -
   Cash payments on impairment/
    restructuring and related charges      (50,340)    (7,408)          -
   Cost of early debt retirement                 -          -      22,227
   Consolidation and restructuring
    reserve activity                           423     (1,008)    (12,724)
   Change in assets and liabilities,
    excluding effect of acquisitions:
     Receivables                           (55,692)  (156,822)    (41,347)
     Inventories                           (22,049)     6,922      31,315
     Accounts payable                       35,744    114,136    (117,219)
     Other assets and liabilities          (77,113)   (71,058)    (53,116)
   Other adjustments, net                   (5,348)    (4,365)     (4,448)
                                          --------   --------    --------
Net cash provided by operating activities  117,617    141,079     112,968
                                          --------   --------    --------

Cash flows from investing activities:
 Collections on notes receivable            34,798     38,076      59,011
 Notes receivable funded                   (43,859)   (28,946)    (37,537)
 Notes receivable sold                           -          -      29,272
 Businesses acquired                       (78,440)   (30,225)     (9,572)
 Proceeds from sale of businesses            7,042     32,277      13,093
 Purchase of property and equipment       (166,339)  (200,211)   (129,386)
 Proceeds from sale of property
  and equipment                             35,487     17,056      15,845
 Investments in customers                   (8,115)    (1,009)     (1,694)
 Proceeds from sale of investments           2,745      3,529       4,970
 Other investing activities                  3,337      6,141       1,895
                                          --------   --------    --------
Net cash used in investing activities     (213,344)  (163,312)    (54,103)
                                          --------   --------    --------

Cash flows from financing activities:
 Proceeds from long-term borrowings        126,000    170,000     914,477
 Principal payments on long-term debt       (6,178)  (159,651)   (982,982)
 Principal payments on capital
  lease obligations                        (21,533)   (13,356)    (20,102)
 Sale of common stock under incentive
  stock and stock ownership plans            1,267      4,830         593
 Dividends paid                             (3,082)    (3,048)     (3,007)
 Other financing activities                    (31)      (891)     (1,195)
                                          --------   --------    --------
Net cash provided by (used in)
financing activities                        96,443     (2,116)    (92,216)
                                          --------   --------    --------
Net increase (decrease) in cash
 and cash equivalents                          716    (24,349)    (33,351)
Cash and cash equivalents,
 beginning of year                           5,967     30,316      63,667
                                          --------   --------    --------

Cash and cash equivalents, end of year      $6,683     $5,967     $30,316
                                          ========   ========    ========

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended December 25, 1999, December 26, 1998 and December 27, 1997
                    (In thousands, except per share amounts)
                                                                                                   Accumulated
                                                             Capital    Reinvested                    Other
                                   Common Shares            in excess    Earnings  Comprehensive  Comprehensive  ESOP
                                  Total    Shares  Amount  of par value  (Deficit)     Income        Income      Note
                               ---------------------------------------------------------------------------------------
Balance at December 28, 1996   $1,075,958  37,798  $94,494   $503,595    $514,408                 $(29,597)    $(6,942)
Comprehensive income
 Net earnings                      25,392                                  25,392     $25,392
 Other comprehensive income,
  net of tax
   Currency translation
    adjustment (net of $0 taxes)     (222)                                               (222)        (222)
   Minimum pension liability
    adjustment (net of $8,556
    of taxes)                     (12,818)                                            (12,818)     (12,818)
                                                                                      -------
 Comprehensive income                                                                 $12,352
                                                                                      =======
Incentive stock and stock
 ownership plans                    2,022     466    1,166        856
Cash dividends, $0.08 per share    (3,008)                                 (3,008)
ESOP note payments                  2,348                                                                        2,348
                               ----------  ------  -------   --------    --------                  -------     -------
Balance at December 27, 1997    1,089,672  38,264   95,660    504,451     536,792                  (42,637)     (4,594)
Comprehensive income
 Net loss                        (510,595)                               (510,595)  $(510,595)
 Other comprehensive income,
  net of tax
   Currency translation
    adjustment (net of $0 taxes)    4,922                                               4,922        4,922
   Minimum pension liability
    adjustment (net of $12,914
    of taxes)                     (19,418)                                            (19,418)     (19,418)
                                                                                    ---------
 Comprehensive income                                                               $(525,091)
                                                                                    =========
Incentive stock and stock
 ownership plans                    5,847     278      696      5,151
Cash dividends, $0.08 per share    (3,042)                                 (3,042)
ESOP note payments                  2,545                                                                        2,545
                               ----------  ------  -------   --------    --------                  -------      ------
Balance at December 26, 1998      569,931  38,542   96,356    509,602      23,155                  (57,133)     (2,049)
Comprehensive income
 Net loss                         (44,728)                                (44,728)   $(44,728)
 Other comprehensive income,
  net of tax
   Minimum pension liability
    adjustment (net of $21,049
    of taxes)                      31,573                                              31,573       31,573
                                                                                     --------
 Comprehensive income                                                                $(13,155)
                                                                                     ========
Incentive stock and stock
 ownership plans                    4,955     314      785      4,170
Cash dividends, $0.08 per share    (3,078)                     (2,325)        (753)
ESOP note payments                  2,049                                                                        2,049
                               ----------  ------  -------   --------
Balance at December 25, 1999     $560,702  38,856  $97,141   $511,447    $(22,326)                $(25,560)     $    -
                               ==========  ======  =======   ========    ========                 ========      ======

See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 25, 1999, December 26, 1998 and December 27, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The company markets food and related products and offers retail services to supermarkets in 41 states. The company also operates more than 240 company-owned stores in several geographic areas. The company's activities encompass two major businesses: distribution and retail operations. Food and food-related product sales account for over 90 percent of the company's consolidated sales. No one customer accounts for 4.5 percent or more of consolidated sales.

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

Receivables: Receivables include the current portion of customer notes receivable of $25 million in 1999 and $17 million in 1998. Receivables are shown net of allowance for doubtful accounts of $32 million in 1999 and $28 million in 1998. The company extends credit to its retail customers located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

Inventories: Inventories are valued at the lower of cost or market. Grocery and certain perishable inventories, aggregating approximately 70% of total inventories in 1999 and 1998 are valued on a last-in, first-out (LIFO) method. The cost for the remaining inventories is determined by the first-in, first-out
(FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $54 million at year-end 1999 ($4 million of which is recorded in assets held for sale in other current assets) and $44 million at year-end 1998. In 1999 and 1998, the liquidation of certain LIFO layers related to business closings decreased cost of products sold by approximately $2 million and $3 million, respectively.

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

Goodwill: The excess of purchase price over the fair value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $184 million and $176 million in 1999 and 1998, respectively.

Impairment: Asset impairments are recorded when the carrying amount of assets are not recoverable. Impairment is assessed and measured, by asset type, as follows: notes receivable - fair value of the collateral for each note; and, long-lived assets, goodwill and other intangibles - estimate of the future cash flows expected to result from the use of the asset and its eventual disposition aggregated to the operating unit level for distribution and store level for retail.

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

IMPAIRMENT/RESTRUCTURING CHARGE AND RELATED COSTS

In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The following reflect the four major initiatives and their current status:

o Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY;
  an unannounced operating unit still to be closed; and an unannounced operating unit scheduled for 1999 closure, but due to increased cash flows from new business it will not be closed). Of the nine announced, all but San Antonio and Buffalo have been completed. San Antonio should be closed by the end of the first quarter of 2000 and Buffalo by the end of the second quarter of 2000. Three additional closings were announced which were not originally part of the strategic plan which brings the total operating units to be closed to thirteen.
  The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. Recently, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expand the Maryland facility. Total 1998 sales from the 13 operating units closed or to be closed were approximately $3.1 billion. Most of these sales have been or are expected to be retained by transferring customer business to its higher volume, better utilized facilities. The company believes that this consolidation process benefits customers with better product variety and improved buying opportunities. The company has also benefited with better coverage of fixed expenses. The closings result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company begins recognizing these savings immediately upon closure. The capital returned from the divestitures and closings has been and will continue to be reinvested in the business.

o Grow distribution sales. Higher volume, better-utilized distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness and the company intends to capitalize on these improvements.

o Improve retail performance. This not only requires divestiture or closing of under-performing company-owned retail chains, but also requires increased investments in market leading chains. The strategic plan includes the divestiture or closing of seven retail chains (including the recently announced letters of intent to sell the Baker's Oklahoma stores in the first half of 2000).
  The chains divested or closed (or to be divested or closed) are Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania
  Retail, Baker's Oklahoma, and a chain not yet announced. The sale of Baker's Oklahoma as well as the divestiture or closing of the chain not yet announced were not in the original strategic plan, but no longer fit into the current business strategy. Total 1998 sales from the divested or closed (or to be divested or closed) chains that have been announced were approximately $844 million. The sale or closing of these chains is expected to be substantially completed by the end of the second quarter of 2000. Also during 1999, the company built or acquired more than 25 retail stores that are expected to fit in well strategically with the existing chains.
  Sixteen remodels of existing retail stores were also completed during 1999.

o Reduce overhead and operating expenses. Overhead has been and will continue to be reduced through the low cost pursuit program which includes organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. These initiatives are well underway and have reflected reduced costs for the company which ultimately reflect improved profitability and competitiveness.

The total pre-tax charge of the strategic plan is presently estimated at $935 million ($239 million cash and $696 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($59 million), updating impairment amounts on certain retail chains ($25 million), the divestiture of the Baker's chain in Oklahoma ($17 million), increasing costs associated with initiatives to reduce overhead and complexity in business systems ($60 million), and decreasing costs related to a scheduled closing no longer planned ($8 million). Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. The cost of severance, relocation and other periodic expenses relating to reducing overhead and business complexities was more than expected. Also, there were changes in the list of operating units to be divested or closed due to no longer fitting into the current business strategy as described above. The pre-tax charge recorded to-date is $805 million ($137 million in 1999 and $668 million recorded in 1998). After tax, the expense for 1999 was $92 million or $2.39 per share. The $130 million of costs relating to the strategic plan not yet charged against income will primarily be recorded throughout 2000 at the time such costs are accruable.

The $137 million charge in 1999 was included on several lines of the Consolidated Statements of Operations as follows: $18 million was included in cost of sales and was primarily related to inventory valuation adjustments; $16 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $103 million was included in the impairment/ restructuring charge line. The 1999 charge consisted of the following components:

o Impairment of assets of $62 million. The impairment components were $36 million for goodwill and $26 million for other long-lived assets. Of the goodwill charge of $36 million, $22 million related to the 1994 "Scrivner" acquisition with the remaining amount related to two retail acquisitions.

o Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and pension withdrawal liabilities for the divested or closed operating units announced during 1999. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $34 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The 1999 charge relates to the company's segments as follows: $48 million relates to the distribution segment and $70 million relates to the retail segment with the balance relating to corporate overhead expenses.

The charges related to workforce reductions are as follows:

     ($'s in thousands)                Amount       Headcount
                                       ------       ---------
     1998 Activity:
       Charge                          $25,441         1,430
       Terminations                     (3,458)         (170)
                                       -------         -----
       1998 Ending Liability            21,983         1,260

     1999 Activity:
       Charge                           12,029         1,350
       Terminations                    (24,410)       (1,950)
                                       -------         -----
       1999 Ending Liability            $9,602           660
                                       =======         =====

The breakdown of the 1,350 headcount reduction recorded during 1999 is: 275 from the distribution segment; 925 from the retail segment; and 150 from corporate.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)              Amount
                                     ------
     1998 Activity:
       Charge                        $28,101
       Utilized                         (385)
                                     -------
       1998 Ending Liability          27,716

     1999 Activity:
       Charge                          4,153
       Utilized                      (10,281)
                                     -------
       1999 Ending Liability         $21,588
                                     =======

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

Assets held for sale included in other current assets at the end of 1999 were approximately $69 million, consisting of $8 million of distribution operating units and $61 million of retail stores. During 1999, gains on the sale of facilities totaled approximately $6 million and were included in net sales. Also during 1999, the company recorded a charge of approximately $31 million related to the closing of certain retail stores which was included in selling and administrative expense.

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

PER SHARE RESULTS

The following table sets forth the basic and diluted per share computations for income (loss) before extraordinary charge.

(In thousands, except per share amounts) 1999       1998       1997
---------------------------------------- ----       ----       ----
Numerator:
Basic and diluted earnings (loss)
 before extraordinary charge
                                      $(44,728)  $(510,595)   $38,722
                                      ========   =========    =======
Denominator:
Weighted average shares for
 basic earnings per share               38,305      37,887     37,803
Effect of dilutive securities:
 Employee stock options                      -           -         21
 Restricted stock compensation               -           -         38
                                        ------      ------     ------
  Dilutive potential common shares           -           -         59
                                        ------      ------     ------
Weighted average shares for
 diluted earnings per share             38,305      37,887     37,862
                                        ======      ======     ======
Basic and diluted earnings (loss) per
 share before extraordinary charge      $(1.17)    $(13.48)     $1.02
                                        ======     =======     ======

The company did not reflect 364,000 weighted average potential shares for the 1999 diluted calculation or 172,000 weighted average potential shares for the 1998 diluted calculation because they would be antidilutive. Other options with exercise prices exceeding market prices consisted of 3.8 million shares in 1999 and 2.4 million shares in 1998 of common stock at a weighted average exercise price of $ 14.71 and $19.37 per share, respectively, that were not included in the computation of diluted earnings per share because the effect would be antidilutive.

SEGMENT INFORMATION

The company derives over 90% of its net sales and operating profits from the sale of food and food-related products. Further, over 90% of the company's assets are based in and net sales derived from 41 states and no single customer amounts to 4.5% or more of net sales for any of the years reported. Considering the customer types and the processes for meeting the needs of customers, senior management manages the business as two segments: distribution and retail operations.

The distribution segment represents the aggregation of retail services and the distribution and marketing of the following products: food, general merchandise, health and beauty care, and Fleming Brands. The aggregation is based primarily on the common customer base and the interdependent marketing and distribution efforts.

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

(In millions)                          1999        1998        1997
-------------                          ----        ----        ----
Net Sales
 Distribution                         $13,131     $13,561     $13,864
 Intersegment elimination              (2,204)     (2,081)     (1,950)
                                      -------     -------     -------
 Net distribution                      10,927      11,480      11,914
 Retail                                 3,719       3,589       3,459
                                      -------     -------     -------
Total                                 $14,646     $15,069     $15,373
                                      =======     =======     =======
Operating Earnings
 Distribution                            $290        $259        $283
 Retail                                    (2)         62          80
 Corporate                               (112)       (122)       (127)
                                      -------     -------     -------
 Total operating earnings                 176         199         236

 Interest expense                        (165)       (161)       (162)
 Interest income                           40          37          47
 Equity investment results                (10)        (12)        (17)
 Litigation charges                         -          (8)        (21)
 Impairment/restructuring charge         (103)       (653)          -
                                      -------     -------     -------
Earnings (loss) before taxes             $(62)      $(598)        $83
                                      -------     -------     -------
Depreciation and Amortization
 Distribution                             $88        $107        $105
 Retail                                    64          61          55
 Corporate                                 10          17          21
                                      -------     -------     -------
Total                                    $162        $185        $181
                                      =======     =======     =======
Capital Expenditures
 Distribution                             $53         $81         $51
 Retail                                   112         118          77
 Corporate                                  1           1           1
                                      -------     -------     -------
Total                                    $166        $200        $129
                                      =======     =======     =======
Identifiable Assets
 Distribution                          $2,517      $2,502      $2,864
 Retail                                   823         683         708
 Corporate                                233         306         352
                                      -------     -------     -------
Total                                  $3,573      $3,491      $3,924
                                      =======     =======     =======

INCOME TAXES

Components of taxes on income (loss) are as follows:
(In thousands)                     1999         1998         1997
--------------                     ----         ----         ----
Current:
 Federal                        $(17,287)     $ 23,896     $ (4,761)
 State                            (3,924)        5,737         (474)
                                --------      --------     --------
Total current                    (21,211)       29,633       (5,235)
                                --------      --------     --------
Deferred:
 Federal                           2,552       (94,254)      32,519
 State                               806       (22,986)       7,782
                                --------      --------     --------
Total deferred                     3,358      (117,240)      40,301
                                --------      --------     --------
Taxes on income (loss)          $(17,853)     $(87,607)    $ 35,066
                                ========      ========     ========

Taxes on income in the above table includes a tax benefit of $8,897,000 in 1997 which is reported net in the extraordinary charge from the early retirement of debt in the consolidated statements of operations.

Deferred tax expense (benefit) relating to temporary differences includes the following components:

(In thousands)                        1999        1998       1997
--------------                        ----        ----       ----
Depreciation and amortization      $ (9,603)  $ (64,132)   $(4,818)
Inventory                             7,019      (6,839)    (6,228)
Capital losses                       (4,825)        251       (357)
Asset valuations and reserves       (18,114)      9,302     22,498
Equity investment results              (172)      (403)        821
Credit losses                        (4,527)    (7,825)     23,184
Lease transactions                    7,996    (34,718)       (757)
Associate benefits                   31,700      3,200       2,727
Note sales                             (139)      (217)     (1,843)
Acquired loss carryforwards               -          -           -
Other                                (5,977)   (15,859)      5,074
                                   --------  ---------     -------
Deferred tax expense (benefit)     $  3,358  $(117,240)    $40,301
                                   ========  =========     =======

Temporary differences that give rise to deferred tax assets and liabilities as of year-end 1999 and 1998 are as follows:

(In thousands)                               1999       1998
--------------                               ----       ----
Deferred tax assets:
 Depreciation and amortization            $  23,002  $ 76,175
 Asset valuations and reserve activities     48,559    34,238
 Associate benefits                          54,457   111,591
 Credit losses                               28,263    21,656
 Equity investment results                    9,983     9,196
 Lease transactions                          40,325    48,340
 Inventory                                   26,342    31,328
 Acquired loss carryforwards                     67     4,997
 Capital losses                               9,372     4,549
 Other                                       30,847    29,865
                                          ---------  --------
Gross deferred tax assets                   271,217   371,935
Less valuation allowance                       -       (4,929)
                                          ---------  --------
Total deferred tax assets                   271,217   367,006
                                          ---------  --------
Deferred tax liabilities:
 Depreciation and amortization               52,103   114,878
 Equity investment results                    3,482     2,867
 Lease transactions                           1,532     1,551
 Inventory                                   56,867    54,835
 Associate benefits                          29,424    33,809
 Asset valuations and reserve activities      2,772     6,565
 Note sales                                   3,387     3,418
 Prepaid expenses                             3,874     3,421
 Capital losses                               1,088     1,090
 Other                                       28,225    31,703
                                          ---------  --------
Total deferred tax liabilities              182,754   254,137
                                          ---------  --------
Net deferred tax asset                    $  88,463  $112,869
                                          =========  ========

The change in net deferred tax asset from 1998 to 1999 is allocated $3.4 million to deferred income tax expense and $21.0 million expense to stockholders' equity.

The valuation allowance in 1998 relates to $4.9 million of acquired loss carryforwards. The valuation allowance is not needed in 1999 and management believes it is more likely than not that all of the company's deferred tax assets will be realized.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                       1999      1998      1997
                                       ----      ----      ----
Statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of
 federal tax benefit                    5.1       6.8       7.9
Acquisition-related differences         0.0      12.3      14.5
Other                                  (3.1)      (.4)       .6
                                       ----      ----      ----
Effective rate on operations           37.0%     53.7%     58.0%

Impairment/restructuring and
 related charges                       (8.5)    (39.1)        -
                                       ----      ----      ----
Effective rate after impairment/
 restructuring and related charges     28.5%     14.6%     58.0%
                                       ====      ====      ====

During 1999, the company recorded interest income of $9 million related to refunds in federal income taxes from prior years.

INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable consist of the following:

(In thousands)                             1999        1998
--------------                             ----        ----
Investments in and advances to customers $ 14,136     $ 30,371
Notes receivable from customers            83,354       71,751
Other investments and receivables          11,405       17,346
                                         --------     --------
Investments and notes receivable         $108,895     $119,468
                                         ========     ========

Investments and notes receivable are shown net of reserves of $23 million and $27 million in 1999 and 1998, respectively. Sales to customers accounted for under the equity method were approximately $0.3 billion, $0.6 billion and $0.9 billion in 1999, 1998 and 1997, respectively. Receivables include $8 million and $5 million in 1999 and 1998, respectively, due from customers accounted for under the equity method.

The company extends long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years. The carrying amount of notes receivable approximates fair value because of the variable interest rates charged on certain notes and because of the allowance for credit losses.

The company's impaired notes receivable (including current portion) are as follows:

(In thousands)                                1999         1998
--------------                                ----         ----
Impaired notes with related allowances      $ 57,657     $ 55,031
Credit loss allowance on impaired notes      (25,811)     (26,260)
Impaired notes with no related allowances      4,613          366
                                            --------     --------
Net impaired notes receivable               $ 36,459     $ 29,137
                                            ========     ========

Average investments in impaired notes were as follows: 1999-$65 million; 1998-$59 million; and 1997-$13 million.

Activity in the allowance for credit losses is as follows:

(In thousands)                         1999       1998        1997
Balance, beginning of year          $ 47,232    $ 43,848    $ 49,632
Charged to costs and expenses         24,704      23,498      24,484
Uncollectible accounts written off,
 net of recoveries                   (16,408)    (20,114)    (32,655)
Asset impairment                           -           -       2,387
                                    --------    --------    --------
Balance, end of year                $ 55,528    $ 47,232    $ 43,848
                                    ========    ========    ========

The company sold certain notes receivable at face value with limited recourse during 1997. The outstanding balance at year-end 1999 on all notes sold is $15 million, of which the company is contingently liable for $4 million should all the notes become uncollectible.

LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                  1999         1998
--------------                                  ----         ----
10.625% senior notes due 2001                $  300,000   $  300,000
10.5% senior subordinated notes due 2004        250,000      250,000
10.625% senior subordinated notes due 2007      250,000      250,000
Revolving credit, average interest rates of
 6.5% for both years, due 2003                  255,000       89,000
Term loans, due 2000 to 2004, average
 interest rate of 7.3% and 7.0%                 197,594      224,269
Other debt                                       52,496       71,999
                                             ----------   ----------
                                              1,305,090    1,185,268
Less current maturities                         (70,905)     (41,368)
                                             ----------   ----------
Long-term debt                               $1,234,185   $1,143,900
                                             ==========   ==========

Five-year Maturities: Aggregate maturities of long-term debt for the next five years are as follows: 2000-$71 million; 2001-$337 million; 2002-$50 million; 2003-$300 million; and 2004-$299
million.

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

The senior subordinated notes consist of two issues: $250 million of 10.5% Notes due December 1, 2004 and $250 million of 10.625% Notes due July 31, 2007. The subordinated notes are general unsecured obligations of the company, subordinated in right of payment to all existing and future senior indebtedness of the company, and senior to or of equal rank with all future subordinated indebtedness of the company. The company currently has no other subordinated indebtedness outstanding.

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

The credit agreement and the indentures under which other company debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends, up to $72 million at year-end 1999, based on a formula tied to net earnings and equity issuances. Under the credit agreement, new issues of certain kinds of debt must have a maturity after January 2005. Covenants contained in the company's indentures under which other company debt instruments were issued are generally less restrictive than those of the credit agreement. The company is in compliance with all financial covenants under the credit agreement and its indentures.

The credit facility may be terminated in the event of a defined change of control. Under the company's indentures, noteholders may require the company to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At year-end 1999, borrowings under the credit facility totaled $198 million in term loans and $255 million of revolver borrowings, and $40 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with the company's normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At year-end 1999, the company would have been allowed to borrow an additional $305 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding.

Medium-term Notes: Medium-term notes are included in other debt in the above table. Between 1990 and 1993, the company registered $565 million in medium-term notes with a total of $275 million issued. The company has no plans to issue additional medium-term notes at this time. The balances due at year-end 1999 and 1998 were $53 million and $69 million, respectively, with average interest rates of 7.2% for both years. The notes mature from 2000 to 2003.

Credit Ratings: On August 24, 1999, Moody's Investors Service
("Moody's") announced it had confirmed its ratings for the company's various issues of long-term debt, and that it had changed its outlook from negative to positive.

On September 9, 1999, Standard & Poor's rating group ("S&P") announced it had lowered its ratings one notch and confirmed its stable outlook on the company.

Giving effect to these changes, the table below summarizes the company's credit ratings:

                                   Moody's            S&P
                                   -------            ---
      Credit agreement loan             Ba3            BB
      Senior implied debt               B1             BB-
      Senior unsecured debt             B1             B+
      Subordinated notes                B3             B
      Outlook                           Positive       Stable

Average Interest Rates: The average interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 10.2% for 1999, versus 10.1% for 1998. Including the effect of interest rate hedges, the interest rate of debt was 10.5% and 10.4% at the end of 1999 and 1998, respectively.

Interest Expense:  Components of interest expense are as follows:

(In thousands)                 1999       1998       1997
--------------                 ----       ----       ----
Interest costs incurred:
 Long-term debt               $127,271   $123,054   $121,356
 Capital lease obligations      36,768     37,542     36,414
 Other                           2,258      1,589      5,922
                              --------   --------   --------
 Total incurred                166,297    162,185    163,692
Less interest capitalized       (1,117)      (604)    (1,186)
                              --------   --------   --------
Interest expense              $165,180   $161,581   $162,506
                              ========   ========   ========

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

Strategies for achieving the company's objectives have resulted in the company maintaining interest rate swap agreements covering $250 million aggregate principal amount of floating rate indebtedness at year-end 1999. The agreements all mature in 2000. The counterparties to these agreements are three major U.S. and international financial institutions.

The interest rate applicable to most of the company's floating rate indebtedness is equal to LIBOR, plus a margin. The average fixed interest rate paid by the company on the interest rate swaps at year-end 1999 was 7.22%, covering $250 million of floating rate indebtedness. The interest rate swap agreements, which were implemented through three counterparty banks, and which had an average remaining life of 0.4 years at year-end 1999, provide for the company to receive substantially the same LIBOR that the company pays on its floating rate indebtedness.

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

Fleming's financial risk management policy requires that any interest rate hedge agreement be matched to designated interest-bearing assets or debt instruments. All of the company's hedge agreements have been matched to its floating rate indebtedness. At year-end 1999, the company's floating rate indebtedness consisted of the term loans and revolver loans under the credit agreement.

Accordingly, all outstanding swaps are matched swaps and the settlement accounting method is employed. Derivative financial instruments are reported in the balance sheet where the company has made or received a cash payment upon entering into or terminating the transaction. The carrying amount is amortized over the shorter of the initial life of the hedge agreement or the maturity of the hedged item. The company had a financial basis of $2.2 million and $2.6 million at year-end 1999 and 1998, respectively, including accrued interest payable or receivable for the interest rate agreements included in the balance sheet. Payments made or received under interest rate swap agreements are included in interest expense.

Fair Value of Financial Instruments: The fair value of long-term debt was determined using valuation techniques that considered market prices for actively traded debt, and cash flows discounted at current market rates for management's best estimate for instruments without quoted market prices. At year-end 1999, the carrying value of debt was higher than the fair value by $69 million, or 5.3% of the carrying value. At year-end 1998, the carrying value of debt was higher than the fair value by $26 million, or 2.2% of the carrying value. The fair value of notes receivable is comparable to the carrying value because of the variable interest rates charged on certain notes and because of the allowance for credit losses.

For derivatives, the fair value was estimated using termination cash values. At year-end 1999 and 1998, interest rate hedge agreement values would represent an obligation of $3 million and $9 million, respectively.

The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. The company will adopt SFAS No. 133 by the required effective date. The company has not determined the impact on its financial statements from adopting the new standard.

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

(In millions)                            1999        1998
                                         ----        ----
Current assets                           $256         $30
Noncurrent assets                         462          52
Current liabilities                       102          14
Noncurrent liabilities                    144           7

(In millions)                            1999        1998        1997
                                         ----        ----        ----
Net sales                                $899        $362        $379
Costs and expenses                        913         393         388
Net loss                                   (9)        (10)         (4)

The 1999 and 1998 losses include impairment/restructuring and other costs related to the strategic plan totaling $2 million pre-tax ($1 million after-tax) and $19 million pre-tax ($15 million after-tax), respectively.

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

Accumulated amortization related to leased assets under capital leases was $59 million and $70 million at year-end 1999 and 1998, respectively.

Future minimum lease payment obligations for leased assets under capital leases as of year-end 1999 are set forth below:

(In thousands)                                   Lease
Years                                          Obligations
-----                                          -----------
2000                                             $ 37,620
2001                                               36,257
2002                                               35,129
2003                                               35,308
2004                                               35,134
Later                                             154,297
                                                 --------
Total minimum lease payments                      333,745
Less estimated executory costs                    (49,613)
                                                 --------
Net minimum lease payments                        284,132
Less interest                                    (108,492)
                                                 --------
Present value of net minimum lease payments       175,640
Less current obligations                           (7,457)
                                                 --------
Long-term obligations                            $168,183
                                                 ========

Future minimum lease payments required at year-end 1999 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

(In thousands)
                 Facility    Facilities   Equipment    Net
Years             Rentals     Subleased    Rentals   Rentals
-----            --------    ----------   ---------  -------
2000             $ 155,034   $ (68,706)   $ 12,393   $  98,721
2001               137,336     (59,646)      9,698      87,388
2002               128,369     (50,606)      4,061      81,824
2003               118,077     (42,974)        458      75,561
2004               104,305     (35,343)        156      69,118
Later              323,963    (100,080)          -     223,883
                 ---------   ---------    --------   ---------
Total lease
 payments        $ 967,084   $(357,355)   $ 26,766   $ 636,495
                 =========   =========    ========   =========

The following table shows the composition of annual net rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

(In thousands)                         1999        1998        1997
--------------                         ----        ----        ----
Operating activity:
  Rental expense                     $ 95,760    $100,238    $108,694
  Contingent rentals                    1,329       1,971       2,002
  Less sublease income                 (9,868)     (7,349)     (7,064)
                                     --------    --------    --------
                                       87,221      94,860     103,632
                                     --------    --------    --------
Financing activity:
  Rental expense                       64,107      70,914      76,973
  Less sublease income                (68,442)    (63,920)    (75,445)
                                     --------    --------    --------
                                       (4,335)      6,994       1,528
                                     --------    --------    --------

Net rental expense                    $82,886    $101,854    $105,160
                                     ========    ========    ========

The company reflects net financing activity, as shown above, as a component of net sales.

Direct Financing Leases: The company leases retail store facilities with terms generally ranging from 15 to 20 years which are subsequently subleased to customers. Most leases provide for a percentage rental based on sales performance in excess of specified minimum rentals. The leases usually contain provisions for one to four renewal options of five years each. The sublease to the customer is normally for an initial five-year term with automatic five-year renewals at Fleming's discretion, which corresponds to the length of the initial term of the prime lease.

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 1999:

(In thousands)                               Lease Rentals     Lease
Years                                         Receivable    Obligations
-----                                        -------------  -----------
2000                                            $  34,239   $  31,023
2001                                               30,611      29,466
2002                                               27,092      29,242
2003                                               23,597      28,212
2004                                               21,169      27,456
Later                                              67,482      95,072
                                                ---------   ---------
Total minimum lease payments                      204,190     240,471
Less estimated executory costs                    (17,365)    (21,124)
                                                ---------   ---------
Net minimum lease payments                        186,825     219,347
Less interest                                     (45,758)     (5,652)
                                                ---------   ---------
Present value of net minimum lease payments       141,067     213,695
Less current portion                              (14,758)    (13,918)
                                                ---------   ---------
Long-term portion                               $ 126,309   $ 199,777
                                                =========   =========

Contingent rental income and contingent rental expense are not material.

SHAREHOLDERS' EQUITY

The company offers a Dividend Reinvestment and Stock Purchase Plan which provides shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 54,000 and 33,000 new shares in 1999 and 1998, respectively.

The company's employee stock ownership plan (ESOP) established in 1990 allows substantially all associates to participate. In 1990, the ESOP entered into a note with a bank to finance the purchase of the shares. In 1994, the company paid off the note and received a note from the ESOP. The ESOP completed payments of the loan balance to the company in 1999.

The company made contributions to the ESOP based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2 million in 1999, $2.5 million in 1998, and $2 million in 1997.
Dividends used by the ESOP for debt service and interest and compensation expense recognized by the company were not material.

The company issues shares of restricted stock to key employees under plans approved by the stockholders. Periods of restriction and/or performance goals are established for each award.

The fair value of the restricted stock at the time of the grant is recorded as unearned compensation - restricted stock which is netted against capital in excess of par within shareholders' equity. Compensation is amortized to expense when earned. At year-end 1999, 568,742 shares remained available for award under all plans. Subsequent to year end, approximately 363,000 shares were awarded.

Information regarding restricted stock balances is as follows (in thousands):

                                               1999        1998
                                               ----        ----
Awarded restricted shares outstanding              441         420
                                                   ===         ===
Unearned compensation - restricted stock       $ 3,503     $ 6,199
                                               =======     =======

The company may grant stock options to key employees through stock option plans, providing for the grant of incentive stock options and non-qualified stock options. The stock options have a maximum term of 10 years and have time and/or performance based vesting requirements. At year-end 1999, there were 1,472,000 shares available for grant under the unrestricted stock option plans. Subsequent to year end, approximately 826,000 stock options were granted. Also subsequent to year end, the Board of Directors approved, subject to shareholder approval, a new stock option plan reserving 1.9 million shares for future grants.

Stock option transactions for the three years ended December 25, 1999 are as follows:

                                          Weighted Average
(Shares in thousands)            Shares    Exercise Price    Price Range
---------------------            ------   ----------------   -----------
Outstanding, year-end 1996        2,631       $23.93         $16.38-42.13
 Granted                             80       $17.58         $17.50-18.13
 Exercised                           (8)      $16.38         $16.38-16.38
 Canceled and forfeited            (437)      $28.48         $16.38-42.13
                                 ------       ------         ------------

Outstanding, year-end 1997        2,266       $22.65         $16.38-38.38
 Granted                            550       $10.18          $9.72-18.19
 Exercised                           (3)      $16.38         $16.38-16.38
 Canceled and forfeited            (403)      $25.40         $16.38-37.06
                                 ------       ------         ------------

Outstanding, year-end 1998        2,410       $19.35          $9.72-38.38
 Granted                          2,337         9.80          $7.53-12.25
 Exercised                           (0)        0.00          $0.00- 0.00
 Canceled and forfeited            (968)       16.53          $7.53-38.38
                                 ------       ------         ------------

Outstanding, year end 1999        3,799       $14.19          $7.53-38.38
                                 ======       ======         ============

Information regarding options outstanding at year-end 1999 is as follows:

                                                  All       Options
(Shares in thousands)                         Outstanding  Currently
---------------------                           Options    Exercisable
                                              -----------  -----------
Option price $28.38 - $38.38:
 Number of options                                    129         121
 Weighted average exercise price                    36.25       36.77
 Weighted average remaining life in years               1           -

Option price $18.19 - $26.44:
 Number of options                                    594         283
 Weighted average exercise price                    24.57       24.33
 Weighted average remaining life in years               4           -

Option price $7.53 - $17.50:
 Number of options                                  3,057         649
 Weighted average exercise price                    11.17       14.30
 Weighted average remaining life in years               9           -

In the event of a change of control, the vesting of all awards will accelerate.

The company applies APB Opinion No. 25 - Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Total compensation cost recognized in income for stock based employee compensation awards was $1,378,000, $3,160,000 and $1,493,000 for 1999,
1998 and 1997, respectively. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123 - Accounting for Stock-Based Compensation, reported net earnings (loss) and earnings (loss) per share, both before extraordinary charge, would have been $(47.4) million and $(1.24) for 1999, $(511.7) million and $(13.48) for 1998, $37.9 million and $1.00 for 1997, respectively. The weighted average fair value on the date of grant of the individual options granted during 1999, 1998 and 1997 was estimated at $4.62, $4.82 and $8.81, respectively.

Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997 are: risk-free interest rate - 4.50% to 7.00%; expected lives of options - 10 years; expected volatility - 30% to 50%; and expected dividend yield of 0.5% to 0.8%.

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans mentioned above.

                                                             Other
(In thousands)                   Pension Benefits  Postretirement Benefits
--------------                   ----------------  -----------------------
                                  1999       1998        1999      1998
                                  ----       ----        ----      ----
Change in benefit obligation:

Balance at beginning of year     $418,604   $350,993     $16,503   $16,441
Service cost                       14,163     12,981         177       139
Interest cost                      26,511     25,334       1,020     1,052
Plan participants' contributions        -          -         837       851
Actuarial gain/loss               (53,098)    50,009       2,006     2,932
Amendments                              -      1,132           -         -
Benefits paid                     (30,577)   (21,892)     (5,330)   (4,911)
SFAS #88 curtailment                    -         47           -         -
                                 --------   --------     -------   -------
Balance at end of year           $375,603   $418,604     $15,213   $16,504
                                 ========   ========     =======   =======
Change in plan assets:

Fair value at beginning of year  $316,539   $262,484          $-        $-
Actual return on assets            39,608     31,415           -         -
Employer contribution               6,292     44,532       5,330     4,911
Benefits paid                     (30,577)   (21,892)     (5,330)   (4,911)
                                 --------   --------     -------   -------
Fair value at end of year        $331,862   $316,539          $-        $-
                                 ========   ========     =======   =======

Funded status                    $(43,741) $(102,065)   $(15,213) $(16,504)
Unrecognized actuarial loss        53,401    127,984       5,564     3,781
Unrecognized prior service cost     1,190      1,481           -         -
Unrecognized net transition asset    (320)      (588)          -         -
                                 --------  ---------    --------   --------
Net amount recognized            $ 10,530  $  26,812    $ (9,649)  $(12,723)
                                 ========  =========    ========   ========
Amounts recognized in the
 consolidated balance sheet:
Prepaid benefit cost                   $-        $-           $-         $-
Accrued benefit liability          (6,714)  (69,714)      (9,649)   (12,723)
Intangible asset                      958     1,304            -          -
Accumulated other
 comprehensive income              16,286    95,222            -          -
                                 --------  --------     --------   --------
Net amount recognized            $ 10,530  $ 26,812     $ (9,649)  $(12,723)
                                 ========  ========     ========   ========

The following year-end assumptions were used for the plans mentioned above.

                                                               Other
                                   Pension Benefits    Postretirement Benefits
                                   ----------------    -----------------------
                                   1999       1998         1999       1998
                                   ----       ----         ----       ----
Discount rate (weighted average)   7.50%      6.50%        7.50%      6.50%

Expected return on plan assets     8.50%      9.50%           -          -

Rate of compensation increase      4.50%      4.00%           -          -

Net periodic pension and other postretirement benefit costs include the following components:

                                                       Other
                    Pension Benefits          Postretirement Benefits
                    ----------------          -----------------------
(In thousands)   1999     1998     1997       1999      1998     1997
--------------   ----     ----     ----       ----      ----     ----
Service cost    $14,163  $12,981  $11,359      $177     $139     $137
Interest cost    26,511   25,334   23,525     1,020    1,052    1,185
Expected return
 on plan assets (29,257) (25,234) (28,008)        -        -        -
Amortization of
 actuarial loss  11,134    9,105   11,533       222        -      (44)
Amortization of
 prior service
 cost               291      354      549         -        -        -
Amortization of
 net transition
 asset             (268)    (268)    (220)        -        -        -
Cost of termina-
 benefits             -        -        -         -        -       15
                -------  -------  -------    ------   ------   ------
Net periodic
 benefit cost   $22,574  $22,272  $18,738    $1,419   $1,191   $1,293
                =======  =======  =======    ======   ======   ======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $376 million, $341 million, and $332 million, respectively, as of December 25, 1999, and $419 million, $385 million, and $317 million, respectively, as of December 26, 1998.

For measurement purposes in 1999 and 1998, a 9% annual rate of increase in the per capita cost of covered medical care benefits was assumed. In
1999, the rate for 2000 was assumed to remain at 9%, then decrease to 5% by the year 2008, then remain level. In 1998, the rate for 2000 was assumed to be 8.5%, then decrease to 5% by the year 2007, then remain level.

The effect of one-percentage point increase in assumed medical cost trend rates would have increased the accumulated postretirement benefit obligation as of December 31, 1999 from $15.2 to $16.0 million, and increased the total of the service cost and interest cost components of the net periodic cost from $1.19 million to $1.25 million. The effect of one-percentage point decrease in assumed medical cost trend rates would have decreased the accumulated postretirement benefit obligation as of December 31, 1999 from $15.2 to $14.5 million, and decreased the total of the service cost and interest cost components of the net periodic cost from $1.19 million to $1.15 million.

In some of the retail operations, contributory profit sharing plans are maintained by the company for associates who meet certain types of employment and length of service requirements. Company contributions under these defined contribution plans are made at the discretion of the Board of Directors and totaled $3 million in both 1999 and 1998 and $4 million in 1997.

Beginning in 2000, the company changed its benefit plans to offer a matching 401(k) plan to associates in addition to the pension plan previously offered. The pension plan was continued, but with a reduced benefit formula. The new plan offerings were also offered to an increased number of associates.

Certain associates have pension and health care benefits provided under collectively bargained multi-employer agreements. Expenses for these benefits were $77 million, $80 million and $81 million for 1999, 1998 and 1997, respectively.

SUPPLEMENTAL CASH FLOWS INFORMATION


(In thousands)                      1999        1998        1997
--------------                      ----        ----        ----
Acquisitions:
 Fair value of assets acquired      $ 78,607     $ 32,080      $  9,572
 Less:
 Liabilities assumed or created            -       (1,792)            -
  Existing company investment           (167)         (63)            -
                                    --------     --------      --------
  Cash paid, net of cash acquired   $ 78,440     $ 30,225      $  9,572
                                    ========     ========      ========
Cash paid during the year for:
 Interest, net of amounts
 capitalized                        $165,676     $182,449      $179,180
                                    ========     ========      ========
 Income taxes, net of refunds       $ 14,863     $ 23,822      $ 30,664
                                    ========     ========      ========
Direct financing leases and
 related obligations                $ 45,645     $  9,349      $  5,092
                                    ========     ========      ========
Property and equipment additions
 by capital leases                  $ 45,220     $ 70,684      $ 28,990
                                    ========     ========      ========

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

Class Action Suits. In 1996, the company and certain of its present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by a noteholder. In 1997, the court consolidated the stockholder cases (the noteholder case was also consolidated, but only for pre-trial purposes). During 1998 the noteholder case was dismissed and during 1999 the consolidated case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case.

The complaint filed in the consolidated cases asserted liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denied each of these allegations. On February 4, 2000 the shareholder case was dismissed with prejudice by the district court. The plaintiffs filed an appeal on March 3, 2000. The motion to dismiss in the noteholder case has not yet been decided. The plaintiffs seek undetermined but significant damages. However, if the district court ruling described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company.

In 1997, the company won a declaratory judgment against certain of its insurance carriers regarding policies issued to Fleming for the benefit of its officers and directors ("D&O policies"). On motion for summary judgment, the court ruled that the company's exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers (aggregating $60 million in coverage) and that the "larger settlement rule" will be applicable to the case. According to the trial court, under the larger settlement rule a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The
insurance carriers appealed.   In 1999, the appellate court affirmed
the decision that the class actions were covered by D&O policies aggregating $60 million in coverage but reversed the trial court's decision as to allocation as being premature.

Tru Discount Foods. Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods. The case was initially referred to arbitration but later restored to the trial court; Fleming appealed. In 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. On September 28, 1999, the arbitration panel entered its award in favor of Fleming against Tru Discount Foods and its principals in the net amount of $579,443 plus interest at the rate of six percent per annum from October 29, 1999, and fees and expenses. On December 27, 1999, Tru Discount Foods and its principals filed a motion in the trial court to vacate the arbitration award, on the grounds, among others, that the arbitration panel prevented them from asserting a RICO counterclaim for treble damages, and refused to admit alleged new evidence relating thereto. The company objected to the motion and moved to confirm the arbitration award. On February 28, 2000, the trial court confirmed the award and entered judgment against the defendants. The defendants have until April 5, 2000 to appeal the judgment.

Don's United Super (and related cases). The company and two retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). The eighteen plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud, and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

During the fourth quarter of 1999, plaintiffs produced reports of their expert witnesses calculating alleged actual damages of approximately $112 million. During the first quarter of 2000, plaintiffs revised a portion of these damage calculations, and although plaintiffs have not finalized these calculations, it appears that their revised damage calculations will result in a claim of approximately $120 million, exclusive of any punitive or treble damages.

In October 1998, the company and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's suit. (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, sixteen plaintiffs are asserting claims in the Coddington suit. All of the plaintiffs except for one have arbitration agreements with Fleming. The plaintiffs assert claims virtually identical to those set forth in the Don's suit, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's suit.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. The company has appealed the district court's denial of arbitration to the Eighth Circuit Court of Appeals. The two plaintiffs that were ordered to arbitration have filed motions asking the district court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al. and Robandee United Super, Inc., et al. v. Fleming, et al.) by ten customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with the company.

The company intends to vigorously defend against the claims in these related cases, but is currently unable to predict the outcome.
An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Storehouse Markets. In 1998, the company and one of its associates were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent non-disclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages. On March 7, 2000 the court stated that this case will be certified as a class action. The class will include current and former customers of Fleming's Salt Lake City division covering a four-state region. A formal order has not yet been received. The company is considering an appeal of this ruling pending receipt of this order. Damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed. The company intends to vigorously defend against these claims, but is currently unable to predict the outcome. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

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

During 1999, the company recorded income of $22 million from extinguishing a portion of the company's self-insured workers' compensation liability at a discount through insurance coverage.

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

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 25, 1999. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 25, 1999, and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
February 18, 2000

                           QUARTERLY FINANCIAL INFORMATION
                      (In thousands, except per share amounts)
                                   (Unaudited)
1999                      First       Second       Third      Fourth       Year
----                      -----       ------       -----      ------       ----
Net sales               $4,465,246  $3,349,362  $3,243,192  $3,587,766  $14,645,566
Costs and expenses
 (income):
  Cost of sales          4,036,868   3,022,154   2,906,749   3,242,628   13,208,399
  Selling and
   administrative          376,995     286,565     291,990     306,081    1,261,631
  Interest expense          51,606      38,647      36,987      37,940      165,180
  Interest income           (9,350)     (6,894)     (7,075)    (16,999)     (40,318)
  Equity investment
   results                   3,556       2,415       2,431       1,841       10,243
  Litigation charges             -           -           -           -            -
  Impairment/
   restructuring charge     37,036       6,169      36,151      23,656      103,012
                        ----------  ----------  ----------  ----------  -----------
Total costs and expenses 4,496,711   3,349,056   3,267,233   3,595,147   14,708,147
                        ----------  ----------  ----------  ----------  -----------
Earnings (loss)
 before taxes              (31,465)        306     (24,041)     (7,381)     (62,581)
Taxes on income (loss)      (7,224)      2,644      (9,695)     (3,578)     (17,853)
                        ----------  ----------  ----------  ----------  -----------
Net earnings (loss)     $  (24,241) $   (2,338) $  (14,346) $   (3,803) $   (44,728)
                        ==========  ==========  ==========  ==========  ===========
Basic and diluted net
 income (loss) per share     $(.64)      $(.06)      $(.37)      $(.10)      $(1.17)
                             =====       =====       =====       =====       ======
Dividends paid
 per share                    $.02        $.02        $.02        $.02        $.08
                              ====        ====        ====        ====        ====
Weighted average
 shares outstanding:
  Basic                     38,143      38,204      38,459      38,470      38,305
                            ======      ======      ======      ======      ======
  Diluted                   38,143      38,204      38,459      38,470      38,305
                            ======      ======      ======      ======      ======

1998                        First     Second      Third     Fourth        Year
----                        -----     ------      -----     ------        ----
Net sales               $4,567,126  $3,505,943  $3,438,766  $3,557,500  $15,069,335
Costs and expenses
 (income):
  Cost of sales          4,124,858   3,164,174   3,115,371   3,214,558   13,618,961
  Selling and
   administrative          364,720     284,146     284,497     318,229    1,251,592
  Interest expense          51,202      35,861      37,348      37,170      161,581
  Interest income          (11,305)     (8,308)     (8,559)     (8,564)     (36,736)
  Equity investment
   results                   3,589       3,248       2,669       2,116       11,622
  Litigation charges         2,954       2,216       2,215         395        7,780
  Impairment/
   restructuring charge       (267)        916       6,038     646,050      652,737
                        ----------  ----------  ----------  ----------  -----------
Total costs and expenses 4,535,751   3,482,253   3,439,579   4,209,954   15,667,537
                        ----------  ----------  ----------  ----------  -----------
Earnings (loss)
 before taxes               31,375      23,690        (813)   (652,454)    (598,202)
Taxes on income (loss)      16,105      10,051       1,512    (115,275)     (87,607)
                        ----------  ----------  ----------  ----------  -----------

Net earnings (loss)        $15,270     $13,639     $(2,325)  $(537,179)   $(510,595)
                        ==========  ==========  ==========  ==========  ===========
Basic and diluted net
 income (loss) per share      $.40        $.36       $(.06)    $(14.11)     $(13.48)
                              ====        ====       =====     =======      =======
Dividends paid
 per share                    $.02        $.02        $.02        $.02         $.08
                              ====        ====        ====        ====         ====
Weighted average
 shares outstanding:
  Basic                     37,804      37,859      38,039      38,084       37,887
                            ======      ======      ======      ======       ======
  Diluted                   37,972      38,027      38,039      38,084       37,887
                            ======      ======      ======      ======       ======

Each quarter of 1999 includes charges related to the company's strategic plan: quarter 1 - $46 million pre-tax, $32 million after-tax, $.84 per share; quarter 2 - $16 million pre-tax, $12 million after-tax, $.31 per share; quarter 3 - $45 million pre-tax, $28 million after-tax, $.73 per share; quarter 4 - $30 million pre-tax, $20 million after-tax, $.50 per share; full year
- $137 million pre-tax, $92 million after-tax, $2.39 per share. The third quarter also includes a one-time item for gains on the sale of facilities of approximately $6 million pre-tax ($3 million after-tax or $.09 per share).

Each quarter of 1998 has been restated to reclassify certain operations expenses from selling and administrative expenses to cost of sales to conform with 1999 reporting. Each quarter of 1999 includes charges related to the company's strategic plan, but the fourth quarter reflects the significant portion for the year: quarter 4 - $661 million pre-tax, $540 million after-tax, $14.17 per share; full year - $668 million pre-tax, $543 million after-tax, $14.33 per share.

The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks.


(a) 2. Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

                                           Page Number or
   Exhibit                                 Incorporation by
   Number                                  Reference to
   -------                                 ----------------
   3.1      Certificate of Incorporation   Exhibit 3.1 to Form 10-Q
                                           for quarter ended April
                                           17, 1999

   3.2      By-Laws                        Exhibit 3.2 to Form
                                           10-Q for quarter ended
                                           April 17, 1999

   4.0      Credit Agreement, dated as of  Exhibit 4.16 to
            July 25, 1997, among Fleming   Form 10-Q for
            Companies, Inc., the Lenders   quarter ended
            party thereto, BancAmerica     July 12, 1997
            Securities, Inc., as
            syndication agent, Societe
            Generale, as documentation
            agent and The Chase Manhattan
            Bank, as administrative agent

   4.1      Security Agreement dated as    Exhibit 4.17 to Form 10-Q
            of July 25, 1997, between      for quarter ended
            Fleming Companies, Inc., the   July 12, 1997
            company subsidiaries party
            thereto and The Chase
            Manhattan Bank, as collateral
            agent

   4.2      Pledge Agreement, dated as of  Exhibit 4.18 to Form 10-Q
            July 25, 1997, among Fleming   for quarter ended
            Companies, Inc., the company   July 12, 1997
            subsidiaries party thereto
            and The Chase Manhattan Bank,
            as collateral agent

   4.3      Guarantee Agreement among the  Exhibit 4.19 to Form 10-Q
            company subsidiaries party     for quarter ended
            thereto and The Chase          July 12, 1997
            Manhattan Bank, as collateral
            agent

   4.4      Indenture dated as of          Exhibit 4.5 to Registration
            December 15, 1994, among       Statement No. 33-55369
            Fleming, the Subsidiary
            Guarantors named therein and
            Texas Commerce Bank National
            Association, as Trustee,
            regarding $300 million of 10-
            5/8% Senior Notes

   4.5      Indenture, dated as of July    Exhibit 4.20 to Form 10-Q
            25, 1997, among Fleming        for quarter ended
            Companies, Inc., the           July 12, 1997
            Subsidiary Guarantors named
            therein and Manufacturers and
            Traders Trust Company, as
            Trustee, regarding 10-5/8%
            Senior Subordinated Notes due
            2007

   4.6      Indenture, dated as of July    Exhibit 4.21 to Form 10-Q
            25, 1997, among Fleming        for quarter ended
            Companies, Inc., the           July 12, 1997
            Subsidiary Guarantors named
            therein and Manufacturers and
            Traders Trust Company
            regarding 10-1/2% Senior
            Subordinated Notes due 2004

   4.7      First Amendment, dated as of   Exhibit 4.8 to Form 10-Q
            October 5, 1998, to Credit     for quarter ended October
            Agreement dated July 25, 1997  3, 1998

   4.8      Agreement to furnish copies
            of other long-term debt
            instruments

   10.0     Dividend Reinvestment and      Exhibit 28.1 to
            Stock Purchase Plan, as        Registration Statement No.
            amended                        33-26648 and Exhibit 28.3
                                           to Registration Statement
                                           No. 33-45190

   10.1*    1990 Stock Option Plan         Exhibit 28.2 to
                                           Registration Statement No.
                                           33-36586

   10.2*    Form of Option Agreement for
            1990 Stock Option Plan

   10.3*    Form of Restricted Stock       Exhibit 10.5 to Form 10-K
            Award Agreement for 1990       for year ended December
            Stock Option Plan (1997)       27, 1997

   10.4*    Fleming Management Incentive   Exhibit 10.4 to
            Compensation Plan              Registration Statement No.
                                           33-51312

   10.5*    Form of Amended and Restated
            Severance Agreement between
            the Registrant and certain of
            its officers

   10.6*    Fleming Companies, Inc. 1996   Exhibit A to Proxy
            Stock Incentive Plan dated     Statement for year ended
            February 27, 1996              December 30, 1995

   10.7*    Form of Restricted Award       Exhibit 10.12 to Form 10-K
            Agreement for 1996 Stock       for year ended December
            Incentive Plan (1997)          27, 1997

   10.8*    Phase III of Fleming
            Companies, Inc. Stock
            Incentive Plan

   10.9*    Amendment No. 1 to the         Exhibit 10.16 to Form 10-K
            Fleming Companies, Inc. 1996   for year ended December
            Stock Incentive Plan           28, 1996

   10.10*   Supplemental Income Trust

   10.11*   First Amendment to Fleming     Exhibit 10.19 to Form 10-K
            Companies, Inc. Supplemental   for year ended December
            Income Trust                   28, 1996

   10.12*   Form of Change of Control
            Employment Agreement
            between Registrant and
            certain of the employees

   10.13*   Economic Value Added           Exhibit A to Proxy Statement
            Incentive Bonus Plan           for year ended December 31,
                                           1994

   10.14*   Agreement between the          Exhibit 10.24 to Form 10-K
            Registrant and William J.      for year ended December
            Dowd                           30, 1995

   10.15*   Amended and Restated           Exhibit 10.23 to Form 10-K
            Supplemental Retirement        for year ended December
            Income Agreement for Robert    28, 1996
            E. Stauth

   10.16*   Executive Past Service         Exhibit 10.23 to Form 10-K
            Benefit Plan (November 1997)   for year ended December
                                           27, 1997

   10.17*   Form of Agreement for          Exhibit 10.24 to Form 10-K
            Executive Past Service         for year ended December
            Benefit Plan (November 1997)   27, 1997

   10.18*   Executive Deferred             Exhibit 10.25 to Form 10-K
            Compensation Plan (November    for year ended December
            1997)                          27, 1997

   10.19*   Executive Deferred             Exhibit 10.26 to Form 10-K
            Compensation Trust (November   for year ended December
            1997)                          17, 1997

   10.20*   Form of Agreement for          Exhibit 10.27 to Form 10-K
            Executive Deferred             for year ended December
            Compensation Plan (November    27, 1997
            1997)

   10.21*   Fleming Companies, Inc.        Exhibit 10.28 to Form 10-K
            Associate Stock Purchase Plan  for year ended December
                                           27, 1997

   10.22*   Settlement Agreement between   Exhibit 10.25 to Form 10-Q
            Fleming Companies, Inc. and    for quarter ended October
            Furr's Supermarkets, Inc.      4, 1997
            dated October 23, 1997

   10.23*   Form of Amended and Restated   Exhibit 10.30 to Form 10-Q
            Agreement for Fleming          for quarter ended October
            Companies, Inc. Executive      3, 1998
            Past Service Benefit Plan

   10.24*   Form of Amended and Restated   Exhibit 10.31 to Form 10-Q
            Agreement for Fleming          for quarter ended October
            Companies, Inc. Executive      3, 1998
            Deferred Compensation Plan

   10.25*   Amended and Restated           Exhibit 10.32 to Form 10-Q
            Supplemental Retirement        for quarter ended October
            Income Agreement between       3, 1998
            William J. Dowd and Fleming
            Companies, Inc. dated August
            18, 1998

   10.26*   Form of Amended and Restated   Exhibit 10.33 to Form 10-Q
            Restricted Stock Award         for quarter ended October
            Agreement under Fleming        3, 1998
            Companies, Inc. 1996 Stock
            Incentive Plan

   10.27*   Form of Amended and Restated   Exhibit 10.34 to Form 10-Q
            Non-Qualified Stock Option     for quarter ended October
            Agreement under the Fleming    3, 1998
            Companies, Inc. 1996 Stock
            Incentive Plan

   10.28*   First Amendment to Economic    Exhibit 10.36 to Form 10-Q
            Value Added Incentive Bonus    for quarter ended October
            Plan for Fleming Companies,    3, 1998
            Inc.

   10.29*   Amendment No. 2 to Economic    Exhibit 10.37 to Form 10-Q
            Value Added Incentive Bonus    for quarter ended October
            Plan for Fleming Companies,    3, 1998
            Inc.

   10.30*   Form of Amendment to Certain   Exhibit 10.38 to Form 10-Q
            Employment Agreements          for quarter ended October
                                           3, 1998

   10.31*   Form of First Amendment to     Exhibit 10.39 to Form 10-Q
            Restricted Stock Award         for quarter ended October
            Agreement for Fleming          3, 1998
            Companies, inc. 1996 Stock
            Incentive Plan

   10.32*   Settlement and Severance       Exhibit 10.40 to Form 10-Q
            Agreement by and between       for quarter ended October
            Fleming Companies, Inc. and    3, 1998
            Robert E. Stauth dated August
            28, 1998

   10.33*   1999 Stock Incentive Plan      Exhibit 10.38 to Form 10-K
                                           for year ended December
                                           26, 1998

   10.34*   Form of Non-Qualified Stock    Exhibit 10.39 to Form 10-K
            Option Agreement for 1999      for year ended December
            Stock Incentive Plan           26, 1998

   10.35*   Corporate Officer Incentive    Exhibit 10.40 to Form 10-K
            Plan                           for year ended December
                                           26, 1998

   10.36*   Employment Agreement for Mark  Exhibit 10.41 to Form 10-K
            Hansen dated as of November    for year ended December
            30, 1998                       26, 1998

   10.37*   Restricted Stock Agreement     Exhibit 10.42 to Form 10-K
            under 1990 Stock Incentive     for year ended December
            Plan for Mark Hansen dated as  26, 1998
            of November 30, 1998

   10.38*   Form of Amendment to           Exhibit 10.43 to Form 10-K
            Employment Agreement between   for year ended December
            Registrant and certain         26, 1998
            executives dated as of March
            2, 1999

   10.39*   Amendment No. One to 1990      Exhibit 10.44 to Form 10-K
            Stock Option Plan              for year ended December
                                           26, 1998

   10.40*   Fleming Companies, Inc. 1990   Exhibit 10.45 to Form 10-K
            Stock Incentive Plan (as       for year ended December
            amended)                       26, 1998

   10.41*   Fleming Companies, Inc.        Exhibit 10.46 to Form 10-K
            Amended and Restated           for year ended December
            Directors' Compensation and    26, 1998
            Stock Equivalent Unit Plan

   10.42*   Severance Agreement for        Exhibit 10.47 to Form 10-K
            Thomas L. Zaricki dated        for year ended December
            January 29, 1999               26, 1998

   10.43*   Severance Agreement for Harry  Exhibit 10.48 to Form 10-K
            L. Winn, Jr. dated February    for year ended December
            22, 1999                       26, 1998

   10.44*   Amendment to Fleming           Exhibit 10.49 to Form 10-Q
            Companies, Inc. 1990 Stock     for quarter ended April
            Incentive Plan                 17, 1999

   10.45*   Employment Agreement for John  Exhibit 10.50 to Form 10-Q
            T. Standley dated as of May    for quarter ended April
            17, 1999                       17, 1999

   10.46*   Restricted Stock Agreement     Exhibit 10.51 to Form 10-Q
            for John T. Standley dated as  for quarter ended April
            of May 17, 1999                17, 1999

   10.47*   Letter Agreement for William   Exhibit 10.52 to Form 10-Q
            H. Marquard dated as of May    for quarter ended April
            26, 1999                       17, 1999

   10.48*   Severance Agreement with       Exhibit 10.53 to Form 10-Q
            William J. Dowd effective as   for quarter ended July 10,
            of June 17, 1999               1999

   10.49*   Employment Agreement for       Exhibit 10.54 to Form 10-Q
            William H. Marquard dated as   for quarter ended July 10,
            of June 1, 1999                1999

   10.50*   Restricted Stock Agreement     Exhibit 10.55 to Form 10-Q
            for William H. Marquard dated  for quarter ended July 10,
            as of June 1, 1999             1999

   10.51*   Employment Agreement for       Exhibit 10.56 to Form 10-Q
            Dennis C. Lucas dated as of    for quarter ended July 10,
            July 28, 1999                  1999

   10.52*   Restricted Stock Agreement     Exhibit 10.57 to Form 10-Q
            for Dennis C. Lucas dated as   for quarter ended July 10,
            of July 28, 1999               1999

   10.53*   Restricted Stock Agreement     Exhibit 10.58 to Form 10-Q
            for E. Stephen Davis dated as  for quarter ended July 10,
            of July 20, 1999               1999

   10.54*   Form of Loan Agreement         Exhibit 10.59 to Form 10-Q
            Pursuant to Executive Stock    for quarter ended July 10,
            Ownership Program              1999

   10.55*   Restricted Stock Award
            Agreement for William H.
            Marquard dated as of December
            21, 1999

   10.56*   Restricted Stock Award
            Agreement for John M.
            Thompson dated as of December
            21, 1999, as amended

   10.57*   Form of Non-qualified Stock
            Option Agreement for 1999
            Stock Option Plan - Corporate

   10.58*   Form of Non-qualified Stock
            Option Agreement for 1999
            Stock Option Plan -
            Distribution

   10.59*   Form of Non-qualified Stock
            Option Agreement for 1999
            Stock Option Plan - Retail

   10.60*   Amended and Restated Employ-
            ment Agreement for Scott M.
            Northcutt effective January
            26, 1999

   12       Computation of ratio of
            earnings to fixed charges

   21       Subsidiaries of the
            Registrant

   23       Consent of Deloitte & Touche
            LLP

   24       Power of Attorney

   27       Financial Data Schedule

* Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

    On December 6, 1999, registrant announced the departure of John Standley and certain finance and accounting promotions.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2000.

                                              FLEMING COMPANIES, INC.

                                                 MARK S. HANSEN

                                             By: Mark S. Hansen
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal executive
                                                 officer)

                                                 NEAL RIDER

                                             By: Neal Rider
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal financial officer)

                                                 KEVIN TWOMEY

                                             By: Kevin Twomey
                                                 Senior Vice President
                                                 Finance and Controller
                                                 (Principal accounting
                                                 officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2000.

MARK S. HANSEN          JACK W. BAKER *         HERBERT M. BAUM *
Mark S. Hansen          Jack W. Baker           Herbert M. Baum
(Chairman of the Board) (Director)              (Director)

ARCHIE R. DYKES *       CAROL B. HALLETT *      EDWARD C. JOULLIAN III *
Archie R. Dykes         Carol B. Hallett        Edward C. Joullian III
(Director)              (Director)              (Director)

GUY A. OSBORN *         ALICE M. PETERSON *     DAVID A. RISMILLER *
Guy A. Osborn           Alice M. Peterson       David A. Rismiller
(Director)              (Director)              (Director)

NEAL RIDER
Neal Rider
(Chief Financial Officer)

*A Power of Attorney authorizing Neal Rider to sign the Annual
Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                         SCHEDULE INDEX

Schedule
Number            Description           Method of Filing
--------          -----------           ----------------
II                Valuation and         Filed herewith electronically
                  Qualifying Accounts

                          EXHIBIT INDEX

Exhibit
Number            Description           Method of Filing
-------           -----------           ----------------
3.1     Certificate of Incorporation    Incorporated herein by
                                        reference

3.2     By-Laws                         Incorporated herein by
                                        reference

4.0     Credit Agreement, dated as of   Incorporated herein by
        July 25, 1997, among Fleming    reference
        Companies, Inc., the Lenders
        party thereto, BancAmerica
        Securities, Inc., as
        syndication agent, Societe
        Generale, as documentation
        agent and The Chase Manhattan
        Bank, as administrative agent

4.1 Security Agreement dated as of Incorporated herein by July 25, 1997, between Fleming reference
        Companies, Inc., the company
        subsidiaries party thereto and
        The Chase Manhattan Bank, as
        collateral agent

4.2     Pledge Agreement, dated as of   Incorporated herein by
        July 25, 1997, among Fleming    reference
        Companies, Inc., the company
        subsidiaries party thereto and
        The Chase Manhattan Bank, as
        collateral agent

4.3     Guarantee Agreement among the   Incorporated herein by
        company subsidiaries party      reference
        thereto and The Chase
        Manhattan Bank, as collateral
        agent

4.4     Indenture dated as of           Incorporated herein by
        December 15, 1994, among        reference
        Fleming, the Subsidiary
        Guarantors named therein and
        Texas Commerce Bank National
        Association, as Trustee,
        regarding $300 million of 10-
        5/8% Senior Notes

4.5     Indenture, dated as of July     Incorporated herein by
        25, 1997, among Fleming         reference
        Companies, Inc., the
        Subsidiary Guarantors named
        therein and Manufacturers and
        Traders Trust Company, as
        Trustee, regarding 10-5/8%
        Senior Subordinated Notes due
        2007

4.6     Indenture, dated as of July     Incorporated herein by
        25, 1997, among Fleming         reference
        Companies, Inc., the
        Subsidiary Guarantors named
        therein and Manufacturers and
        Traders Trust Company
        regarding 10-1/2% Senior
        Subordinated Notes due 2004

4.7     First Amendment, dated as of    Incorporated herein by
        October 5, 1998, to Credit      reference
        Agreement dated July 25, 1997

4.8 Agreement to furnish copies of Filed herewith electronically other long-term debt instruments

10.0    Dividend Reinvestment and       Incorporated herein by
        Stock Purchase Plan, as         reference
        amended

10.1    1990 Stock Option Plan          Incorporated herein by
                                        reference

10.2    Form of Option Agreement for    Filed herewith electronically
        1990 Stock Option Plan

10.3    Form of Restricted Stock Award  Incorporated herein by
        Agreement for 1990 Stock        reference
        Option Plan (1997)

10.4    Fleming Management Incentive    Incorporated herein by
        Compensation Plan               reference

10.5    Form of Amended and Restated    Filed herewith electronically
        Severance Agreement between
        the Registrant and certain of
        its officers

10.6    Fleming Companies, Inc. 1996    Incorporated herein by
        Stock Incentive Plan dated      reference
        February 27, 1996

10.7    Form of Restricted Award        Incorporated herein by
        Agreement for 1996 Stock        reference
        Incentive Plan (1997)

10.8    Phase III of Fleming            Filed herewith electronically
        Companies, Inc. Stock
        Incentive Plan

10.9    Amendment No. 1 to the Fleming  Incorporated herein by
        Companies, Inc. 1996 Stock      reference
        Incentive Plan

10.10   Supplemental Income Trust       Filed herewith electronically

10.11   First Amendment to Fleming      Incorporated herein by
        Companies, Inc. Supplemental    reference
        Income Trust

10.12   Form of Change of Control       Filed herewith electronically
        Employment Agreement
        between Registrant and certain
        of the employees

10.13   Economic Value Added Incentive  Incorporated herein by
        Bonus Plan                      reference

10.14   Agreement between the           Incorporated herein by
        Registrant and William J. Dowd  reference

10.15   Amended and Restated            Incorporated herein by
        Supplemental Retirement Income  reference
        Agreement for Robert E. Stauth

10.16   Executive Past Service Benefit  Incorporated herein by
        Plan (November 1997)            reference

10.17   Form of Agreement for           Incorporated herein by
        Executive Past Service Benefit  reference
        Plan (November 1997)

10.18   Executive Deferred              Incorporated herein by
        Compensation Plan (November     reference
        1997)

10.19   Executive Deferred              Incorporated herein by
        Compensation Trust (November    reference
        1997)

10.20   Form of Agreement for           Incorporated herein by
        Executive Deferred              reference
        Compensation Plan (November
        1997)

10.21   Fleming Companies, Inc.         Incorporated herein by
        Associate Stock Purchase Plan   reference

10.22   Settlement Agreement between    Incorporated herein by
        Fleming Companies, Inc. and     reference
        Furr's Supermarkets, Inc.
        dated October 23, 1997

10.23   Form of Amended and Restated    Incorporated herein by
        Agreement for Fleming           reference
        Companies, Inc. Executive Past
        Service Benefit Plan

10.24   Form of Amended and Restated    Incorporated herein by
        Agreement for Fleming           reference
        Companies, Inc. Executive
        Deferred Compensation Plan

10.25   Amended and Restated            Incorporated herein by
        Supplemental Retirement Income  reference
        Agreement between William J.
        Dowd and Fleming Companies,
        Inc. dated August 18, 1998

10.26   Form of Amended and Restated    Incorporated herein by
        Restricted Stock Award          reference
        Agreement under Fleming
        Companies, Inc. 1996 Stock
        Incentive Plan

10.27   Form of Amended and Restated    Incorporated herein by
        Non-Qualified Stock Option      reference
        Agreement under the Fleming
        Companies, Inc. 1996 Stock
        Incentive Plan

10.28   First Amendment to Economic     Incorporated herein by
        Value Added Incentive Bonus     reference
        Plan for Fleming Companies,
        Inc.

10.29   Amendment No. 2 to Economic     Incorporated herein by
        Value Added Incentive Bonus     reference
        Plan for Fleming Companies,
        Inc.

10.30   Form of Amendment to Certain    Incorporated herein by
        Employment Agreements           reference

10.31   Form of First Amendment to      Incorporated herein by
        Restricted Stock Award          reference
        Agreement for Fleming
        Companies, inc. 1996 Stock
        Incentive Plan

10.32   Settlement and Severance        Incorporated herein by
        Agreement by and between        reference
        Fleming Companies, Inc. and
        Robert E. Stauth dated August
        28, 1998

10.33   1999 Stock Incentive Plan       Incorporated herein by
                                        reference

10.34   Form of Non-Qualified Stock     Incorporated herein by
        Option Agreement for 1999       reference
        Stock Incentive Plan

10.35   Corporate Officer Incentive     Incorporated herein by
        Plan                            reference

10.36   Employment Agreement for Mark   Incorporated herein by
        Hansen dated as of November     reference
        30, 1998

10.37   Restricted Stock Agreement      Incorporated herein by
        under 1990 Stock Incentive      reference
        Plan for Mark Hansen dated as
        of November 30, 1998

10.38   Form of Amendment to            Incorporated herein by
        Employment Agreement between    reference
        Registrant and certain
        executives dated as of March
        2, 1999

10.39   Amendment No. One to 1990       Incorporated herein by
        Stock Option Plan               reference

10.40   Fleming Companies, Inc. 1990    Incorporated herein by
        Stock Incentive Plan (as        reference
        amended)

10.41   Fleming Companies, Inc.         Incorporated herein by
        Amended and Restated            reference
        Directors' Compensation and
        Stock Equivalent Unit Plan

10.42   Severance Agreement for Thomas  Incorporated herein by
        L. Zaricki dated January 29,    reference
        1999

10.43   Severance Agreement for Harry   Incorporated herein by
        L. Winn, Jr. dated February     reference
        22, 1999

10.44   Amendment to Fleming            Incorporated herein by
        Companies, Inc. 1990 Stock      reference
        Incentive Plan

10.45   Employment Agreement for John   Incorporated herein by
        T. Standley dated as of May     reference
        17, 1999

10.46   Restricted Stock Agreement for  Incorporated herein by
        John T. Standley dated as of    reference
        May 17, 1999

10.47   Letter Agreement for William    Incorporated herein by
        H. Marquard dated as of May     reference
        26, 1999

10.48   Severance Agreement with        Incorporated herein by
        William J. Dowd effective as    reference
        of June 17, 1999

10.49   Employment Agreement for        Incorporated herein by
        William H. Marquard dated as    reference
        of June 1, 1999

10.50   Restricted Stock Agreement for  Incorporated herein by
        William H. Marquard dated as    reference
        of June 1, 1999

10.51   Employment Agreement for        Incorporated herein by
        Dennis C. Lucas dated as of     reference
        July 28, 1999

10.52   Restricted Stock Agreement for  Incorporated herein by
        Dennis C. Lucas dated as of     reference
        July 28, 1999

10.53   Restricted Stock Agreement for  Incorporated herein by
        E. Stephen Davis dated as of    reference
        July 20, 1999

10.54   Form of Loan Agreement          Incorporated herein by
        Pursuant to Executive Stock     reference
        Ownership Program

10.55   Restricted Stock Award          Filed herewith electronically
        Agreement for William H.
        Marquard dated as of December
        21, 1999

10.56   Restricted Stock Award          Filed herewith electronically
        Agreement for John M. Thompson
        dated as of December 21, 1999,
        as amended

10.57   Form of Non-qualified Stock     Filed herewith electronically
        Option Agreement for 1999
        Stock Option Plan - Corporate

10.58   Form of Non-qualified Stock     Filed herewith electronically
        Option Agreement for 1999
        Stock Option Plan -
        Distribution

10.59   Form of Non-qualified Stock     Filed herewith electronically
        Option Agreement for 1999
        Stock Option Plan - Retail

10.60   Amended and Restated Employ-    Filed herewith electronically
        ment Agreement for Scott M.
        Northcutt effective January
        26, 1999

12      Computation of ratio of         Filed herewith electronically
        earnings to fixed charges

21      Subsidiaries of the Registrant  Filed herewith electronically

23      Consent of Deloitte & Touche    Filed herewith electronically
        LLP

24      Power of Attorney               Filed herewith electronically

27      Financial Data Schedule         Filed herewith electronically

                           SCHEDULE II


                   FLEMING COMPANIES, INC.
                AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED DECEMBER 25, 1999
          DECEMBER 26, 1998, AND DECEMBER 27, 1997

                       (In thousands)

                                  Allowance
                                     for
                                Credit Losses  Current    Noncurrent

BALANCE, December 28, 1996          $49,632    $24,659      $24,973

Charged to cost and expenses         24,484     11,989       12,495

Uncollectible accounts written-off,
  less recoveries                   (32,655)   (17,636)     (15,019)

Asset impairment                      2,387          -        2,387

BALANCE, December 27, 1997          $43,848    $19,012      $24,836

Charged to cost and expenses         23,498      9,979       13,519

Uncollectible accounts written-off,
  less recoveries                   (20,114)    (9,012)     (11,102)

BALANCE, December 26, 1998          $47,232    $19,979      $27,253

Charged to cost and expenses         24,704     20,734        3,970

Uncollectible accounts written-off,
  less recoveries                   (16,408)    (8,512)      (7,896)

BALANCE, December 25, 1999          $55,528    $32,201      $23,327