Form 10-Q
period 2000-04-15
FLEMING COMPANIES INC /OK/
filed 2000-05-25
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000 is as follows:

           Class                              Shares Outstanding
     Common stock, $2.50 par value                39,255,000

                                INDEX

Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Operations -
              16 Weeks Ended April 15, 2000,
              and April 17, 1999

            Consolidated Condensed Balance Sheets -
              April 15, 2000, and December 25, 1999

            Consolidated Condensed Statements of Cash Flows -
              16 Weeks Ended April 15, 2000,
              and April 17, 1999

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

Part II. OTHER INFORMATION:

 Item 1. Legal Proceedings

 Item 4.  Results of Votes of Security Holders

 Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 16 weeks ended April 15, 2000, and April 17, 1999
(In thousands, except per share amounts)

==============================================================================
                                        2000           1999
------------------------------------------------------------------------------
Net sales                            $4,444,804     $4,465,246

Costs and expenses:
 Cost of sales                        4,028,130      4,036,868
 Selling and administrative             372,307        376,995
 Interest expense                        53,101         51,606
 Interest income                         (9,505)        (9,350)
 Equity investment results                1,891          3,556
 Impairment/restructuring charge         42,145         37,036
------------------------------------------------------------------------------
   Total costs and expenses           4,488,069      4,496,711
------------------------------------------------------------------------------

Loss before taxes                       (43,265)       (31,465)
Taxes on loss                           (17,392)        (7,224)
------------------------------------------------------------------------------

Net loss                             $  (25,873)    $  (24,241)
==============================================================================

Basic and diluted net loss per share      $(.67)         $(.64)
Dividends paid per share                   $.02           $.02
Weighted average shares outstanding:
 Basic                                   38,515         38,143
 Diluted                                 38,515         38,143
==============================================================================

Fleming Companies, Inc.   See notes to consolidated condensed
financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
==============================================================================
                                           April 15,   December 25,
Assets                                        2000        1999
------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents               $   20,719    $    6,683
 Receivables                                442,452       496,159
 Inventories                                860,926       997,805
 Other current assets                       199,431       228,103
------------------------------------------------------------------------------
   Total current assets                   1,523,528     1,728,750
Investments and notes receivable             97,817       108,895
Investment in direct financing leases       119,492       126,309

Property and equipment                    1,507,958     1,539,465
 Less accumulated depreciation
   and amortization                        (700,413)     (701,289)
------------------------------------------------------------------------------
Net property and equipment                  807,545       838,176
Deferred income taxes                        49,047        54,754
Other assets                                155,818       150,214
Goodwill                                    559,819       566,120
------------------------------------------------------------------------------

Total assets                             $3,313,066    $3,573,218
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                        $  788,913    $  981,219
 Current maturities of long-term debt        67,905        70,905
 Current obligations under capital leases    21,096        21,375
 Other current liabilities                  212,316       210,220
------------------------------------------------------------------------------
   Total current liabilities              1,090,230     1,283,719
Long-term debt                            1,189,934     1,234,185
Long-term obligations under
  capital leases                            368,124       367,960
Other liabilities                           129,738       126,652

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share     98,113        97,141
 Capital in excess of par value             510,686       511,447
 Accumulated deficit                        (48,199)      (22,326)
 Accumulated other comprehensive income:
   Additional minimum pension liability     (25,560)      (25,560)
------------------------------------------------------------------------------
     Accumulated other comprehensive income (25,560)      (25,560)
------------------------------------------------------------------------------
  Total shareholders' equity                535,040       560,702
------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                                  $3,313,066    $3,573,218
==============================================================================

Fleming Companies, Inc.   See notes to consolidated condensed
financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 15, 2000, and April 17, 1999
(In thousands)
==============================================================================
                                               2000          1999
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                  $(25,873)     $(24,241)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation and amortization             55,245        46,317
   Credit losses                              7,698         7,942
   Deferred income taxes                      8,208       (12,641)
   Equity investment results                  1,891         3,556
   Impairment/restructuring and related charges
     (not in other lines)                    59,322        45,123
   Cash payments on impairment/restructuring
     and related charges                    (41,081)      (16,474)
   Change in assets and liabilities, excluding
     effect of acquisitions:
     Receivables                             47,639        49,145
     Inventories                            129,927       111,128
     Accounts payable                      (192,306)     (141,788)
     Other assets and liabilities             3,592       (36,911)
   Other adjustments, net                       384           428
------------------------------------------------------------------------------
     Net cash provided by operating
      activities                             54,646        31,584
------------------------------------------------------------------------------

Cash flows from investing activities:
 Collections on notes receivable              9,021         8,031
 Notes receivable funded                     (5,710)       (4,541)
 Purchase of property and equipment         (38,498)      (50,041)
 Proceeds from sale of property and equipment 7,627         3,465
 Investments in customers                    (1,514)       (1,935)
 Proceeds from sale of investment             2,616         2,084
 Businesses acquired                              -       (10,704)
 Proceeds from sale of businesses            36,952             -
 Other investing activities                   3,753           (51)
------------------------------------------------------------------------------
   Net cash provided by (used in)
    investing activities                     14,247       (53,692)
------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from long-term borrowings          60,000       101,000
 Principal payments on long-term debt      (107,251)      (38,593)
 Principal payments on capital
   lease obligations                         (6,982)       (3,614)
 Sale of common stock under incentive
   stock and stock ownership plans              151           178
 Dividends paid                                (775)         (787)
 Other financing activities                       -           (31)
------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                   (54,857)       58,153
------------------------------------------------------------------------------

Net increase in cash and cash equivalents    14,036        36,045
Cash and cash equivalents, beginning
  of period                                   6,683         5,967
------------------------------------------------------------------------------

Cash and cash equivalents, end of period   $ 20,719      $ 42,012
==============================================================================

Supplemental information:
 Cash paid for interest                     $41,333       $41,070
 Cash paid (refunded) for taxes            $(50,491)      $11,301
==============================================================================

Fleming Companies,  Inc.   See notes to consolidated condensed
financial statements and independent accountants' review report.

Notes  to  Consolidated Condensed Financial  Statements   (See
independent accountants' review report)

1. The consolidated condensed balance sheet as of April 15, 2000, and the consolidated condensed statements of operations and cash flows for the 16 weeks ended April 15, 2000 and April 17, 1999, have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at April 15, 2000, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted loss per share are computed based on net loss divided by weighted average shares as appropriate for each calculation.

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1999 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $58 million at April 15, 2000 ($5 million of which is recorded in assets held for sale in other current assets) and $54 million at December 25, 1999 ($4 million of which is recorded in assets held for sale in other current assets).

4. Sales and operating earnings for the company's distribution and retail segments are presented below.

==============================================================================
                                       For the 16 weeks ended
                                        April 15,  April 17,
      ($ in millions)                     2000       1999
------------------------------------------------------------------------------
     Sales:
       Distribution                       $3,966     $4,002
       Intersegment elimination             (582)      (675)
------------------------------------------------------------------------------
       Net distribution                    3,384      3,327
       Retail                              1,061      1,138
------------------------------------------------------------------------------

     Total sales                          $4,445     $4,465
==============================================================================

     Operating earnings:
       Distribution                         $ 83       $ 83
       Retail                                 12         13
       Support services                      (51)       (45)
------------------------------------------------------------------------------
     Total operating earnings                 44         51
     Interest expense                        (53)       (51)
     Interest income                          10          9
     Equity investment results                (2)        (3)
     Impairment/restructuring charge         (42)       (37)
------------------------------------------------------------------------------

     Loss before taxes                      $(43)      $(31)
==============================================================================

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

5. The company's comprehensive loss totaled $25.9 million for the 16 weeks ended April 15, 2000 and $24.2 million for the 16 weeks ended April 17, 1999. The comprehensive loss in both years was comprised only of the reported net loss.

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

The complaint filed in the consolidated cases asserted liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claim that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock. The company denied each of these allegations. On February 4, 2000 the stockholder case was dismissed with prejudice by the district court. The plaintiffs filed an appeal on March 3, 2000. The motion to dismiss in the noteholder case has not yet been decided. The plaintiffs seek undetermined but significant damages. However, if the district court ruling described below is upheld, Fleming believes the litigation will not have a material adverse effect on the company.

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

Tru Discount Foods. Fleming brought suit in 1994 on a note and an open account against its former customer, Tru Discount Foods. The case was initially referred to arbitration but later restored to the trial court; Fleming appealed. In 1997, the defendant amended its counter claim against the company alleging fraud, overcharges for products and violations of the Oklahoma Deceptive Trade Practices Act. In 1998, the appellate court reversed the trial court and directed that the matter be sent again to arbitration. On September 28, 1999, the arbitration panel entered its award in favor of Fleming against Tru Discount Foods and its principals in the net amount of $579,443 plus interest at the rate of six percent per annum from October 29, 1999, and fees and expenses. On December 27, 1999, Tru Discount Foods and its principals filed a motion in the trial court to vacate the arbitration award, on the grounds, among others, that the arbitration panel prevented them from asserting a RICO counterclaim for treble damages, and refused to admit alleged new evidence relating thereto. The company objected to the motion and moved to confirm the arbitration award. On February 28, 2000, the trial court confirmed the award and entered judgment against the defendants. The time for appeal by the defendants has expired.

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

On May 2, 2000, the court granted partial summary judgment to the defendants, holding that plaintiffs' breach of contract claims that relate to events that occurred more than four (4) years before the filing of the litigation are barred by limitations, and that plaintiffs' fraud claims based upon fraudulent inducement that occurred more than fifteen (15) years before the filing of the lawsuit likewise are barred by limitations. The company is in the process of evaluating what impact, if any, these rulings are likely to have on the damage calculations of the plaintiffs' expert witnesses.

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

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al. v. Fleming, et al.) by ten customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with the company.

The company intends to vigorously defend against the claims in these related cases but is currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Storehouse Markets. In 1998, the company and one of its division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages. The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of Fleming's Salt Lake City division covering a four state region. On March 7, 2000 the court stated that this case would be certified as a class action, although no formal order had been entered as of the date of this report. The company is considering an appeal of this ruling once the court enters its order. Damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed. The company intends to vigorously defend against these claims but is currently unable to predict the outcome of the case. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Allen's IGA. In March 2000, the company and two of its former executives were named in a suit filed in the United States District Court for the Eastern District of Oklahoma by several former customers in Oklahoma (Allen's IGA, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraud, breach of contract, negligence, RICO violations, and they seek actual, punitive and treble damages, an accounting, and other equitable relief. Damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed. The court has entered a scheduling order setting November 6, 2000 as the date on which the trial of this case will commence.

The company intends to vigorously defend against the claims in this case but is currently unable to predict the outcome. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

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

                                April 15,         April 17,
           (In millions)           2000             1999
           -------------------------------------------------
           Current assets          $378              $28
           Noncurrent assets       $493              $51
           Current liabilities     $164              $15
           Noncurrent liabilities  $147               $7

                                       16 weeks ended
                                ---------------------------
                                April 15,         April 17,
           (In millions)           2000             1999
           ------------------------------------------------
           Net sales              $1,163             $104
           Costs and expenses     $1,169             $106
           Net loss                  $(3)             $(1)

8. The accompanying operating statements include the following:

                                              16 weeks ended
                                        ---------------------------
                                        April 15,         April 17,
          (In thousands)                  2000              1999
          ---------------------------------------------------------
          Depreciation and amortization
            (includes amounts below)     $55,245           $46,317
          Amortized costs in interest
            expense                       $1,496            $1,498
          Excess depreciation and
            amortization due to the
            strategic plan                $4,395                $-

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan are to consolidate wholesale operations, grow wholesale sales, improve retail performance, and reduce overhead and operating expenses. On April 25, 2000, the company announced the exploration of strategic alternatives for the remaining conventional retail chains, including the potential sale of these operations.

The total pre-tax charge of the strategic plan is presently estimated at $949 million ($229 million cash and $720 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($73 million), updating impairment amounts on the five retail chains in the original plan ($11 million), the divestiture or closing of the two chains not in the original plan ($36 million), decreasing costs related to a scheduled closing no longer planned ($18 million), and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($65 million).
Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. The pre-tax charge recorded to-date is $869 million ($64 million in 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first quarter of 2000 was $38 million or $.99 per share. The $80 million of costs relating to the strategic plan not yet charged against income will primarily be recorded throughout 2000 at the time such costs are accruable.

The $64 million charge in the first quarter of 2000 was included on several lines of the Consolidated Statements of Operations as follows: $13 million was included in cost of sales and was primarily related to inventory valuation adjustments and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $8 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $43 million was included in the impairment/restructuring charge line. The first quarter charge consisted of the following components:

o Impairment of assets of $2 million. The impairment related to other long-lived assets.

o Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and pension withdrawal liabilities for the divested or closed operating units announced during the first quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $21 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The first quarter of 2000 charge relates to the company's segments as follows: $37 million relates to the distribution segment and $17 million relates to the retail segment with the balance relating to support services expenses.

The charges related to workforce reductions are as follows:

     ($'s in thousands)          Amount         Headcount
                                 ------         ---------
     1998 Activity:
       Charge                    $25,441           1,430
       Terminations               (3,458)           (170)
                                 -------         -------
       Ending Liability           21,983           1,260

     1999 Activity:
       Charge                     12,029           1,350
       Terminations              (24,410)         (1,950)
                                 -------         -------
       Ending Liability            9,602             660

     2000 Quarter 1 Activity:
       Charge                     25,509           1,020
       Terminations               (4,250)           (560)
                                 -------         -------
       Ending Liability          $30,861           1,120
                                 =======         =======

The breakdown of the 1,020 headcount reduction recorded during 2000 is: 910 from the distribution segment; 100 from the retail segment; and 10 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)              Amount
                                     ------
     1998 Activity:
       Charge                        $28,101
       Utilized                         (385)
                                     -------
       Ending Liability               27,716

     1999 Activity:
       Charge                         15,074
       Utilized                      (10,281)
                                     -------
       Ending Liability               32,509

     2000 Quarter 1 Activity:
       Charge                          9,062
       Utilized                       (9,957)
                                     -------
       Ending Liability              $31,614
                                     =======

Assets held for sale included in other current assets at the end of the first quarter of 2000 were approximately $69 million, consisting of $27 million of distribution operating units and $42 million of retail stores.

The pre-tax charge of the strategic plan in the first quarter of 1999 totaled $46 million. After tax, the expense for the first quarter of 1999 was $32 million or $.84 per share. The $46 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the first quarter of 1999 as follows: $6 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $37 million was included in the impairment/restructuring charge line. The $46 million charge consisted of the following components:

     o Impairment of assets of $24 million. The impairment components were $22 million for goodwill and $2 million for other long-lived assets. All of the goodwill charge of $22 million was related to the 1994 "Scrivner" acquisition.

     o Restructuring charges of $13 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria distribution operating unit and Consumers retail chain. The restructuring charges also consisted of operating lease liabilities for the Peoria distribution operating unit.

     o Other disposition and related costs of $9 million. These costs consist primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The $46 million charge relates to the company's segments as follows: $32 million relates to the distribution segment and $8 million relates to the retail segment with the balance relating to corporate overhead expenses.

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


Independent Accountants' Review Report


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of April 15, 2000, and the related condensed consolidated statements of operations and of cash flows for the sixteen weeks ended April 15, 2000 and April 17, 1999. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fleming Companies Inc. and subsidiaries as of December 25, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
May 3, 2000


Item 2. Management's Discussion and Analysis of Financial
Condition And Results of Operations

General

In early 1998, the Board of Directors and senior management began an extensive strategic planning process that evaluated all aspects of Fleming's business. With the help of a consulting firm, the evaluation and planning process was completed late in 1998. In December 1998, the strategic plan was approved and implementation efforts began.

The strategic plan consists of the following four major initiatives:

o Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; an unannounced operating unit still to be closed; and an unannounced operating unit scheduled for 1999 closure, but due to increased cash flows from new business it will not be closed). Of the nine closings announced, all have been completed. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units to be closed to thirteen. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The York and Philadelphia closings are expected to be complete by the end of the second quarter of 2000. The last full year of operations for the 13 operating units closed or to be closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been or are expected to be retained by transferring customer business to the company's higher volume, better utilized facilities. The company believes that this consolidation process benefits customers with better product variety and improved buying opportunities. The company has also benefited with better coverage of fixed expenses. The closings result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company begins recognizing these savings immediately upon closure. The capital returned from the divestitures and closings has been and will continue to be reinvested in the business.

o Grow distribution sales. Higher volume, better-utilized distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness, and the company intends to capitalize on these improvements.

o Improve retail performance. This not only requires divestiture or closing of under-performing company-owned retail chains, but also requires increased investments in the retail concepts on which the company is focused. As of year-end 2000, the strategic plan included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's Oklahoma, and Thompson Food Basket). The sale of Baker's Oklahoma as well as the divestiture or closing of Thompson Food Basket were not in the original strategic plan, but no longer fit into the current business strategy. The last full year of operations for these seven divested or closed (or to be divested or closed) chains was in 1998 with sales totaling approximately $844 million. The sale or closing of these chains is expected to be substantially completed by the end of the second quarter of 2000. On April 25, 2000, the company announced the exploration of strategic alternatives for the remaining conventional retail chains (Rainbow Foods, Baker's Nebraska, Sentry Foods, and ABCO Foods), including the potential sale of these operations.

o Reduce overhead and operating expenses. Overhead has been and will continue to be reduced through the company's low cost pursuit program which includes organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. These initiatives are well underway and have reflected reduced costs for the company which ultimately reflect improved profitability and competitiveness.

Implementation of the strategic plan is expected to continue through 2000. This time frame accommodates the company's limited resources and customers' seasonal marketing requirements. Additional expenses will continue for some time beyond 2000 because certain disposition related costs can only be expensed when incurred.

The total pre-tax charge of the strategic plan is presently estimated at $949 million ($229 million cash and $720 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($73 million), updating impairment amounts on the five retail chains in the original plan ($11 million), the divestiture or closing of the two chains not in the original plan ($36 million), decreasing costs related to a scheduled closing no longer planned ($18 million), and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($65 million).
Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy as described above. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. No additional charge has been or is expected to be added related to the strategic alternatives being explored for the remaining conventional retail chains. The pre-tax charge recorded to-date is $869 million ($64 million in 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first quarter of 2000 was $38 million or $.99 per share.

Of the $64 million charge in the first quarter of 2000, $19 million is expected to require cash expenditures. The remaining
$45 million charge consisted of noncash items. The $64 million charge consisted of the following components:

o Impairment of assets of $2 million. The impairment related to other long-lived assets.

o Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and pension withdrawal liabilities for the divested or closed operating units announced during the first quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $21 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $26 million or $.67 per share for the first quarter of 2000. The after-tax effect of the strategic plan charge on the company's first quarter of 2000 was $38 million or $.98 per share. Excluding the strategic plan charge, the company would have recorded net income of $12 million or $.30 per share. Adjusted EBITDA for the first quarter of 2000 was $128 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA for the first quarter of 2000 (in millions):

       Net loss                                $(26)
       Add back:
         Taxes on loss                         (17)
         Depreciation/amortization               54
         Interest expense                        53
         Equity investment results                2
         LIFO provision                           3
                                               ----
             EBITDA                              69
       Add back noncash strategic plan charges * 40
                                               ----
             EBITDA excluding noncash
               strategic plan charges           109
       Add back strategic plan charges
         requiring cash                          19
                                               ----
             Adjusted EBITDA                   $128
                                               ====

         * Excludes amounts for depreciation/amortization and equity investment results already added back.

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

Additional pre-tax expense relating to the strategic plan of approximately $80 million is expected throughout the rest of 2000 as implementation of the strategic plan continues. Approximately $78 million of these future expenses are expected to require cash expenditures. The remaining $2 million of the future expense relates to noncash items. These future expenses will consist primarily of severance, relocation, real estate-related expenses and other costs expensed when incurred. The company does not expect any charge related to the strategic alternatives being explored for the remaining conventional retail chains.

The pre-tax charges relating to the strategic plan for 1999 and 1998 totaled $137 million and $668 million, respectively, and are described in the Form 10-K and Form 10-K/A for 1998 and the Form
10-K for 1999.

The expected benefit of the plan is improved earnings. Net earnings for 1999 after excluding strategic plan charges and one-time items ("adjusted earnings") was $43 million or $1.12 per share. Adjusted earnings for the first quarter of 2000 was $12 million or $.30 per share with earnings per share of $1.50 expected for 2000. The company continues to expect annual earnings per share to exceed $3.00 by the year 2003. Sales in the distribution segment are also expected to increase, but the growth will not be evident in 2000 because of the previously announced loss of two significant customers. Sales in the retail segment may decrease dramatically depending on the outcome of the strategic alternatives being explored for the remaining conventional retail chains.

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

Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

==============================================================================
                                            April 15,   April 17,
    For  the 16-weeks ended                    2000        1999
------------------------------------------------------------------------------
    Net sales                                 100.00 %   100.00 %

   Gross margin                                 9.38       9.60
   Less:
   Selling and administrative                   8.38       8.44
   Interest expense                             1.19       1.16
   Interest income                              (.21)      (.21)
   Equity investment results                     .04        .08
   Impairment/restructuring charge               .95        .83
------------------------------------------------------------------------------

   Total expenses                              10.35      10.30
------------------------------------------------------------------------------

   Loss before taxes                            (.97)      (.70)
   Taxes on loss                                (.39)      (.16)
------------------------------------------------------------------------------

   Net loss                                     (.58)%     (.54)%
==============================================================================

Net sales.
Sales for the first quarter (16 weeks) of 2000 decreased by $20 million, or less than 1%, to $4.4 billion from the same period in 1999.

Net sales for the distribution segment were $3.4 billion in 2000 compared to $3.3 billion in 1999. The 2% increase in sales was due to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers. This increase was partially offset by a loss of sales previously announced from Randall's (in 1999). The increase in the distribution segment sales is the largest in five years. Sales have also been impacted by the planned closing and consolidation of certain distribution operating units. Future sales comparisons in 2000 will be affected by the previously announced prospective loss of sales to United. In 1999, sales to Randall's and United accounted for less than 4% of the company's sales.

Retail segment sales decreased $77 million, or 7%, in 2000 to $1.1 billion from the same period in 1999. The decrease in sales was due to the divestiture of underperforming and non-strategic stores as well as a decrease of 5.1% in same-store sales for the first quarter of 2000 compared to the same period in 1999. The decrease was offset partially by sales of new stores opened since the first quarter of 1999. Depending on the outcome of the strategic alternatives being explored for the conventional chains, sales may dramatically decrease in the retail segment.

Fleming measures inflation using data derived from the average cost of a ton of product sold by the company. Food price inflation for the first quarter of 2000 was down at 1.3% compared to 2.3% for the same period in 1999.

Gross margin.
Gross margin for the first quarter of 2000 decreased by $12 million, or 3%, to $417 million from $428 million for the same period in 1999, and also decreased as a percentage of net sales to 9.38% from 9.60% for the same period in 1999. After excluding the strategic plan charges, gross margin for the first quarter of 2000 decreased by $4 million, or less than 1%, compared to the same period in 1999, and decreased as a percentage of net sales to 9.68% from 9.72% for the same period in 1999. The decrease in dollars was due primarily to the overall sales decrease, but was partly offset by positive results from leveraging the company's buying power and cutting costs. The decrease in percentage to net sales was due to a change in mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, gross margin as a percentage of net sales improved slightly in the first quarter of 2000 compared to the same period in 1999 reflecting the benefits of asset rationalization and the centralization of procurement. This was partially offset by competitive pricing actions. For the retail segment, gross margin as a percentage of net sales improved significantly in the first quarter of 2000 compared to the same period in 1999 due to the divesting or closing of underperforming stores and the centralization of procurement. The strategic plan charges were higher in the first quarter of 2000 compared to the same period in 1999 and were primarily related to inventory valuation adjustments and additional depreciation and amortization on assets to be disposed of but not yet held for sale.

Selling and administrative expenses.
Selling and administrative expenses for the first quarter of 2000 decreased by $5 million, or 1%, to $372 million from $377 million for the same period in 1999 and decreased as a percentage of net sales to 8.38% for 2000 from 8.44% in 1999. After excluding the strategic plan charges, selling and administrative expenses for the first quarter of 2000 decreased by $10 million, or 3%, compared to the same period in 1999, and decreased as a percentage of net sales to 8.20% from 8.38% for the same period in 1999. The decreases were due to asset rationalization and centralizing administrative functions, but also due to reducing the significance of retail. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower operating expenses as a percentage of sales versus the retail segment.

For the distribution segment, selling and administrative expenses as a percentage of net sales improved in the first quarter of 2000 compared to the same period in 1999 due to asset rationalization and the centralization of administrative functions. For the retail segment, selling and administrative expenses as a percentage of net sales decreased in the first quarter of 2000 compared to the same period in 1999 due to the costs of closing certain retail stores in continuing retail chains. The was partially offset by the divestiture or closing of underperforming stores and the centralization of administrative functions. The strategic plan charges were higher in the first quarter of 2000 compared to the same period in 1999 due primarily to moving and training costs associated with the consolidation of the accounting and human resource functions.

The company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in, and secured and unsecured loans to, certain customers. Secured loans generally have terms up to ten years. Credit loss expense is included in selling and administrative expenses and was $8 million for the first quarter of both 2000 and 1999.

Operating earnings.
Operating earnings for the distribution segment remained unchanged for the first quarter of 2000 from the same period of 1999 at $83 million. After excluding the strategic plan charges, operating earnings increased by $6 million, or 7%, to $94 million from $88 million for the same period of 1999. Operating earnings improved primarily due to the benefits of the consolidation of distribution operating units, reduction of costs and centralizing of certain procurement and administrative functions in support services. The improvements were offset by higher strategic plan charges in 2000 relating primarily to additional depreciation and amortization on assets to be disposed of but not yet held for sale.

Operating earnings for the retail segment decreased by less than $1 million to $12 million for the first quarter of 2000 from $13 million for the same period of 1999. After excluding the strategic plan charges, operating earnings increased by $2 million to $18 million in the first quarter of 2000 from $16 million for the same period of 1999. Operating earnings were improved primarily by divesting or closing underperforming chains and increased benefits received from the distribution segment. Operating earnings also improved due to centralizing certain administrative functions in support services. The improvements were partially offset by higher strategic plan charges in 2000 relating to inventory valuation adjustments.

Support services expenses increased in the first quarter of 2000 compared to the same period of 1999 by approximately $6 million to $51 million from $45 million. After excluding the strategic plan charges, support services expenses increased by $1 million to $46 million in the first quarter of 2000 from $45 million for the same period of 1999. The increase in expense was primarily due to centralizing certain procurement and administrative functions from the distribution and retail segments. The increase was also due to lease termination and real estate disposition expenses that were higher in the first quarter of 2000 than similar costs for the same period in 1999. Strategic plan charges were higher in 2000 due to moving and training expenses associated with the centralization of the procurement and administrative functions.

Interest expense.
Interest expense for the first quarter of 2000 of $53 million was $1 million higher than the same period in 1999 due primarily to higher average debt balances.

The company's derivative agreements consist of simple "floating-to-fixed rate" interest rate swaps. For the first quarter of 2000, interest rate hedged agreements contributed $0.5 million of net interest expense compared to the $1.7 million contribution made in 1999. The amount contributed for hedges was lower in 2000 due to lower applicable notional principal balances and a higher interest income component. For a description of these derivatives, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

Interest income.
Interest income of $10 million for the first quarter of 2000 was slightly higher than the same period of 1999 primarily due to higher average interest rates offset in part by lower average balances for direct financing leases.

Equity investment results.
The company's portion of operating losses from equity investments improved to $2 million for the first quarter of 2000 from $4 million for the same period of 1999.

Impairment/restructuring charge.
The pre-tax charge recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of the company's strategic plan announced in 1998) was $64 million for the first quarter of 2000 compared to $46 million for the same period of 1999. The $64 million charge in 2000 was recorded with $42 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. The $46 million charge in 1999 was recorded with $37 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rate used for the first quarters of 2000 and 1999 were 40.2% and 23.0%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year.

Other.
Several factors negatively affecting earnings in the first 16-weeks of 2000 are likely to continue for the near term. The company believes that these factors include costs relating to the strategic plan, negative same-store sales and operating losses in certain company-owned retail stores. Additionally, although the company cannot predict the outcome of the strategic alternatives being explored for the remaining conventional retail chains, an adverse affect on earnings is not expected.


Liquidity and Capital Resources

In the first quarter ended April 15, 2000, the company's principal sources of liquidity were cash flows from operating activities, borrowings under its credit facility, and the sale of certain assets and liabilities. The company's principal sources of capital, excluding shareholders' equity, during this period were banks and lessors.

Net cash provided by operating activities.
Operating activities generated $55 million of net cash flows for the first quarter ended April 15, 2000 compared to $32 million for the same period in 1999. In the first quarter of 2000, $65 million provided by net cash earnings and a $5 million net decrease in other assets and other liabilities was offset by a $15 million increase in net working capital items.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) are expected to be $112 million for the full year 2000. The company believes working capital reductions, proceeds from asset sales, and increased earnings related to the successful implementation of the strategic plan are expected to provide adequate cash flows to cover all of these costs. The company cannot predict the outcome of the strategic alternatives being explored for the remaining conventional retail chains, and no amount is included in the cash requirements described above. The company does not anticipate any alternative having a negative effect on cash requirements.

Net cash provided by investing activities.
Total investment-related activity resulted in $14 million of positive net cash flow for the first quarter ended April 15, 2000 compared to a $54 million use of funds in the same period of 1999. Cash provided by asset sales, collections on notes receivable and other investing-related activities was only partially offset by capital expenditures.

Net cash used in financing activities.
Net cash expended by financing activities was $55 million for the first quarter ended April 15, 2000 compared to a $58 million source of cash flows for the same period last year. Total debt decreased by $45 million in the first quarter of 2000 and this included $7 million in principal payments for capital leases.

At the end of the first quarter of 2000, outstanding loans and letters of credit under the credit facility totaled $180 million in term loans, $230 million in revolver loans, and $39 million in letters of credit. Based on actual borrowings and letters of credit issued, the company could have borrowed an additional $331 million under the revolver.

On April 25, 2000, the company announced it was exploring strategic alternatives with respect to its conventional retail chains, including their potential sale. Any such sale could provide substantial net cash flows which could potentially be used to prepay debt, repurchase common stock or help to finance business investment.

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

Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody projections and assumptions which may prove to have been inaccurate, including expectations for years 2000 and beyond, the company's ability to successfully achieve the goals of its strategic plan and reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to expand portions of its business or enter new facets of its business; and the company's expectations regarding the adequacy of capital and liquidity. The management of the company has prepared the financial projections included in this document on a reasonable basis, and such projections reflect the best currently available estimates and judgments and present, to the best of management's knowledge and belief, the expected course of action and the expected future financial performance of the company. However, this information is not fact and should not be relied upon as necessarily indicative of future results, and readers of this document are cautioned not to place undue reliance on the projected financial information. The projections were not prepared with a view to compliance with the guidelines established by the American Institute of Certified Public Accountants regarding projections. These projections, forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the risks associated with the successful execution of the company's strategic business plan; adverse effects of labor disruptions; adverse effects of the changing industry environment and increased competition; sales declines and loss of customers; disruption caused by exploration of strategic alternatives regarding conventional retail; exposure to litigation and other contingent losses; failure of the company to achieve necessary cost savings; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and in other periodic reports available from the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

No material change has occurred since year-end 1999.  See Item
7A. Quantitative and Qualitative Disclosures about Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.



                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below and in Note 6 in the notes to the consolidated condensed financial statements, which information is incorporated herein by reference, is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999:

(1) Tobacco Cases. During the first quarter of 2000, the dismissal and tolling agreement expired which had prevented the running of the statute of limitations and assertion of other defenses against 30 claimants who had filed or registered claims related to tobacco use in the Court of Common Pleas, Philadelphia County, Pennsylvania and the Court of Common Pleas, Dauphin County, Pennsylvania. None of these claimants has filed a complaint since the expiration of the dismissal and tolling agreement. During the second quarter of 2000, two cases which were scheduled for trial in the Court of Common Pleas, Philadelphia County, Pennsylvania in October, 2000 and January, 2001 were dismissed by the plaintiffs.

The only pending tobacco case is a case formerly pending in Cameron Parish, Louisiana. This case was removed to the federal district court. The district court's decision to deny a motion to remand the case to the state court has been appealed to the United States Court of Appeals for the Fifth Circuit, where no decision has been rendered. The Company is being defended and indemnified by a substantial co-defendant.

(2) Other Customer Cases. In March 2000, the company and one former executive were named in a suit filed in the United States District Court for the Eastern District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed.

In April 2000, the operators of two grocery stores in Van Horn and Marfa, Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation, and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and prejudgment and postjudgment interest. The court has entered a scheduling order setting August 1, 2000 as the date on which the trial of this case will commence.

From time to time, the company is a party to litigation in which claims against the company are made by present and former customers, sometimes in situations involving financially troubled or failed customers. Except as noted in this report, the company does not believe that any such claim will result in a material adverse effect on the company.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on May 10, 2000. Matters voted on were as follows:

Election of directors - Carol B. Hallett, Guy A. Osborn, and David A. Rismiller were each elected members of the Board of Directors for terms expiring in 2001. Directors whose terms of office continued are Herbert M. Baum, Archie R. Dykes, Edward C. Joullian III, Alice M. Peterson and Mark S. Hansen. Jack W. Baker, whose term expires in 2002, retired from the Board of Directors effective May 10, 2000.

2000 stock incentive plan - Shareholders approved the proposal authorizing the grant of stock options and award of restricted stock pursuant to the terms of the plan.

Ratification of independent auditors - Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2000.

The number of votes cast is as follows (votes in thousands):

                                        For         Withheld
                                        ---         --------
Election of directors
  Carol B. Hallett                     33,319        2,391
  Guy A. Osborn                        33,320        2,390
  David A. Rismiller                   33,320        2,391

                                        For          Against         Abstain
                                        ---          -------         -------
2000 stock incentive plan              27,535        8,039              137

Ratification of independent auditors   33,735        1,938               38

No other business came before the meeting.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number
        --------------

            4.9      Second Amendment dated as of December
                     21, 1999 to Credit Agreement dated
                     July 25, 1997

           10.61*    Employment Agreement for Lenore T.
                     Graham dated as of January 18, 2000

           10.62*    Employment Agreement for Neal J. Rider
                     dated as of January 18, 2000

           10.63*    Restricted Stock Award Agreement for
                     Lenore T. Graham dated as of January
                     18, 2000

           10.64*    Restricted Stock Award Agreement for
                     Neal J. Rider dated as of January 18,
                     2000

           10.65*    Restricted Stock Award Agreement for
                     Mark S. Hansen dated as of February
                     29, 2000

           10.66*    Restricted Stock Award Agreement for
                     David R. Almond dated as of February
                     29, 2000

           10.67*    Amendment to the Amended and Restated
                     Restricted Award Agreement for David
                     R. Almond dated as of February 29, 2000

           10.68*    Amendment to Nonqualified Stock Option
                     Agreement for David R. Almond
                     dated as of February 29, 2000

           10.69*    Amendment to Restricted Stock Award
                     Agreement for E. Stephen Davis dated
                     as of February 29, 2000

           10.70*    2000 Stock Incentive Plan for Fleming
                     Companies, Inc. is incorporated herein
                     by reference to Exhibit A to the
                     company's Proxy Statement dated March
                     27, 2000.

           10.71*    Form of Nonqualified Stock Option
                     Agreement between eMAR.net, Inc. and
                     each director of the registrant
                     (4,000 shares each) except for
                     Mark S. Hansen dated as of
                     January 18, 2000

           10.72*    Form of Stock Option Agreement
                     between eMAR.net, Inc. and
                     Mark S. Hansen (150,000 shares),
                     William H. Marquard (100,000 shares),
                     John M. Thompson (75,000 shares)
                     and the other executive officers of
                     the registrant (25,000 shares each)
                     dated as of January 18, 2000

           12        Computation of Ratio of Earnings
                     to Fixed Charges

           15        Letter from Independent Accountants
                     as to Unaudited Interim Financial
                     Information

           27        Financial Data Schedule

-----------------

*  Management contract, compensatory plan or arrangement.


(b) Reports on Form 8-K:

On February 10, 2000, pursuant to Item 5, the company filed a descriptive narrative of a presentation to the Donaldson, Lufkin
& Jenrette Retail Equity Conference scheduled that day.

On April 25, 2000, pursuant to Item 5, the company announced that it was exploring strategic alternatives concerning its five conventional supermarket chains, including the potential sale of these operations.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLEMING COMPANIES, INC.
                                    (Registrant)

Date: May 25, 2000            KEVIN TWOMEY
                              Kevin Twomey
                              Senior Vice President-Finance
                              and Controller
                              (Principal Accounting Officer)

                           EXHIBIT INDEX
Exhibit
No.                Description                     Method of Filing
-------            -----------                     ----------------
 4.9      Second Amendment dated as of December  Filed herewith electronically
          21, 1999 to Credit Agreement dated
          July 25, 1997

10.61     Employment Agreement for Lenore T.     Filed herewith electronically
          Graham dated as of January 18, 2000

10.62 Employment Agreement for Neal J. Rider Filed herewith electronically dated as of January 18, 2000

10.63     Restricted Stock Award Agreement for   Filed herewith electronically
          Lenore T. Graham dated as of January
          18, 2000

10.64     Restricted Stock Award Agreement for   Filed herewith electronically
          Neal J. Rider dated as of January 18,
          2000

10.65     Restricted Stock Award Agreement for   Filed herewith electronically
          Mark S. Hansen dated as of February
          29, 2000

10.66     Restricted Stock Award Agreement for   Filed herewith electronically
          David R. Almond dated as of February
          29, 2000

10.67     Amendment to the Amended and Restated  Filed herewith electronically
          Restricted Award Agreement for David
          R. Almond dated as of February 29, 2000

10.68     Amendment to Nonqualified Stock Option Filed herewith electronically
          Agreement for David R. Almond
          dated as of February 29, 2000

10.69     Amendment to Restricted Stock Award    Filed herewith electronically
          Agreement for E. Stephen Davis dated
          as of February 29, 2000

10.70     2000 Stock Incentive Plan for Fleming  Incorporated herein by
          Companies, Inc.                        reference

10.71     Form of Nonqualified Stock Option      Filed herewith electronically
          Agreement between eMAR.net, Inc. and
          each director of the registrant
          (4,000 shares each) except for
          Mark S. Hansen dated as of
          January 18, 2000

10.72     Form of Stock Option Agreement         Filed herewith electronically
          between eMAR.net, Inc. and
          Mark S. Hansen (150,000 shares),
          William H. Marquard (100,000 shares),
          John M. Thompson (75,000 shares)
          and the other executive officers of
          the registrant (25,000 shares each)
          dated as of January 18, 2000

12        Computation of Ratio of Earnings       Filed herewith electronically
          to Fixed Charges

15        Letter from Independent Accountants    Filed herewith electronically
          as to Unaudited Interim Financial
          Information

27        Financial Data Schedule                Filed herewith electronically