Form 10-Q
period 2000-07-08
FLEMING COMPANIES INC /OK/
filed 2000-08-18
CIK 352949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2000

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number  1-8140

                       FLEMING COMPANIES, INC.
        (Exact name of registrant as specified in its charter)

                    OKLAHOMA                      48-0222760
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation  or  organization)      Identification No.)

   1945 Lakepointe Drive, Box 299013
         Lewisville, Texas                                  75029
  (Address of principal executive offices)                (Zip Code)

                             (972) 906-8000
         (Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000 is as follows:

                  Class                       Shares Outstanding
     Common stock, $2.50 par value                39,593,000

                                INDEX

Part I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Consolidated Condensed Statements of Operations -
              12 Weeks Ended July 8, 2000,
              and July 10, 1999

            Consolidated Condensed Statements of Operations -
              28 Weeks Ended July 8, 2000,
              and July 10, 1999

            Consolidated Condensed Balance Sheets -
              July 8, 2000, and December 25, 1999

            Consolidated Condensed Statements of Cash Flows -
              28 Weeks Ended July 8, 2000,
              and July 10, 1999

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION:

  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

Consolidated Condensed Statements of Operations
For the 12 weeks ended July 8, 2000, and July 10, 1999
(In thousands, except per share amounts)
==============================================================================
                                         2000           1999
------------------------------------------------------------------------------
Net sales                            $3,386,053     $3,349,362

Costs and expenses:
 Cost of sales                        3,094,799      3,022,154
 Selling and administrative             261,374        286,565
 Interest expense                        38,447         38,647
 Interest income                         (9,340)        (6,894)
 Equity investment results                1,694          2,415
 Impairment/restructuring charge         21,013          6,169
------------------------------------------------------------------------------
   Total costs and expenses           3,407,987      3,349,056
------------------------------------------------------------------------------
Income (loss) before taxes              (21,934)           306
Taxes on income (loss)                   (8,585)         2,644
------------------------------------------------------------------------------
Net loss                             $  (13,349)     $  (2,338)
==============================================================================

Basic and diluted net loss per share      $(.35)         $(.06)
Dividends paid per share                   $.02           $.02
Weighted average shares outstanding:
 Basic                                   38,576         38,204
 Diluted                                 38,576         38,204
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Operations
For the 28 weeks ended July 8, 2000, and July 10, 1999
(In thousands, except per share amounts)
==============================================================================
                                         2000           1999
------------------------------------------------------------------------------
Net sales                            $7,830,857     $7,814,608

Costs and expenses:
 Cost of sales                        7,122,929      7,059,022
 Selling and administrative             633,681        663,560
 Interest expense                        91,548         90,253
 Interest income                        (18,845)       (16,244)
 Equity investment results                3,585          5,971
 Impairment/restructuring charge         63,158         43,205
------------------------------------------------------------------------------
   Total costs and expenses           7,896,056      7,845,767
------------------------------------------------------------------------------

Loss before taxes                       (65,199)       (31,159)
Taxes on loss                           (25,977)        (4,580)
------------------------------------------------------------------------------

Net loss                             $  (39,222)    $  (26,579)
==============================================================================

Basic and diluted net loss per share     $(1.02)         $(.70)
Dividends paid per share                   $.04           $.04
Weighted average shares outstanding:
 Basic                                   38,541         38,169
 Diluted                                 38,541         38,169
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
==============================================================================
                                            July 8,     December 25,
Assets                                       2000          1999
------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                $   10,022    $    6,683
 Receivables                                 462,649       496,159
 Inventories                                 860,514       997,805
 Other current assets                        193,501       228,103
------------------------------------------------------------------------------
   Total current assets                    1,526,686     1,728,750
Investments and notes receivable              91,324       108,895
Investment in direct financing leases        116,076       126,309

Property and equipment                     1,564,105     1,539,465
 Less accumulated depreciation
   and amortization                         (726,595)     (701,289)
------------------------------------------------------------------------------
Net property and equipment                   837,510       838,176
Deferred income taxes                         30,378        54,754
Other assets                                 142,932       150,214
Goodwill                                     555,047       566,120
------------------------------------------------------------------------------

Total assets                              $3,299,953    $3,573,218
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                         $  791,622    $  981,219
 Current maturities of long-term debt         67,905        70,905
 Current obligations under capital leases     21,692        21,375
 Other current liabilities                   199,958       210,220
------------------------------------------------------------------------------
   Total current liabilities               1,081,177     1,283,719
Long-term debt                             1,191,336     1,234,185
Long-term obligations under
 capital leases                              378,783       367,960
Other liabilities                            123,437       126,652

Commitments and contingencies

Shareholders' equity:
 Common stock, $2.50 par value per share      98,973        97,141
 Capital in excess of par value              513,355       511,447
 Accumulated deficit                         (61,548)      (22,326)
 Accumulated other comprehensive income:
   Additional minimum pension liability      (25,560)      (25,560)
------------------------------------------------------------------------------
     Accumulated other comprehensive income  (25,560)      (25,560)
------------------------------------------------------------------------------
  Total shareholders' equity                 525,220       560,702
------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                                   $3,299,953    $3,573,218
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 28 weeks ended July 8, 2000, and July 10, 1999
(In thousands)
==============================================================================
                                               2000          1999
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                 $ (39,222)    $ (26,579)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation and amortization             94,622        83,876
   Credit losses                             12,786        12,981
   Deferred income taxes                     21,911         5,427
   Equity investment results                  3,585         5,971
   Impairment/restructuring and related charges
     (not classified elsewhere)             102,636        60,909
   Cash payments on impairment/restructuring
     and related charges                    (87,004)      (32,104)
   Change in assets and liabilities, excluding
     effect of acquisitions:
     Receivables                             22,130        45,847
     Inventories                            121,604       128,881
     Accounts payable                      (189,597)      (68,872)
     Other assets and liabilities           (11,191)      (46,504)
   Other adjustments, net                       222        (1,126)
------------------------------------------------------------------------------
     Net cash provided by operating
       activities                            52,482       168,707
------------------------------------------------------------------------------

Cash flows from investing activities:
 Collections on notes receivable             17,838        19,764
 Notes receivable funded                    (12,193)      (23,445)
 Purchase of property and equipment         (62,431)      (82,504)
 Proceeds from sale of property and
   equipment                                 11,637         6,089
 Investments in customers                    (1,512)       (8,037)
 Proceeds from sale of investment             2,693         2,203
 Businesses acquired                              -       (78,075)
  Proceeds from sale of businesses           41,230         7,496
 Other investing activities                   9,158         2,441
------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                     6,420      (154,068)
------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from long-term borrowings          60,000       101,000
 Principal payments on long-term debt      (105,849)     (106,461)
 Principal payments on capital lease
   obligations                              (11,698)      (13,107)
 Sale of common stock under incentive
   stock and stock ownership plans            3,535         3,130
 Dividends paid                              (1,551)       (1,552)
 Other financing activities                       -           (31)
------------------------------------------------------------------------------
   Net cash used in financing activities    (55,563)      (17,021)
------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                            3,339        (2,382)
Cash and cash equivalents, beginning
  of period                                   6,683         5,967
------------------------------------------------------------------------------

Cash and cash equivalents, end of period  $  10,022     $   3,585
==============================================================================

Supplemental information:
 Cash paid for interest                   $  90,792     $  89,572
 Cash paid (refunded) for taxes           $ (62,561)    $   8,730
==============================================================================

Fleming Companies,Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements
(See independent accountants' review report)


1. The consolidated condensed balance sheet as of July 8, 2000, the consolidated condensed statements of operations for the 12 weeks ended July 8, 2000 and July 10, 1999, and the consolidated condensed statements of operations and cash flows for the 28 weeks ended July 8, 2000 and July 10, 1999 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at July 8, 2000, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted loss per share are computed based on net loss divided by weighted average shares as appropriate for each calculation.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $60 million at July 8, 2000 (none of which was recorded in assets held for sale which is included in other current assets) and $54 million at December 25, 1999 ($4 million of which was recorded in assets held for sale which is included in other current assets).

4. Sales and operating earnings for the company's distribution and retail segments are presented below.

==============================================================================
                                        For the 12 weeks ended
                                            July 8, July 10,
      ($ in millions)                         2000    1999
------------------------------------------------------------------------------
     Sales:
       Distribution                       $3,026  $2,983
       Intersegment elimination             (401)   (507)
------------------------------------------------------------------------------
       Net distribution                    2,625   2,476
       Retail                                761     874
------------------------------------------------------------------------------

     Total sales                          $3,386  $3,350
==============================================================================

     Operating earnings:
       Distribution                         $ 61    $ 62
       Retail                                 17       4
       Support services                      (48)    (25)
------------------------------------------------------------------------------
     Total operating earnings                 30      41
     Interest expense                        (38)    (39)
     Interest income                           9       6
     Equity investment results                (2)     (2)
     Impairment/restructuring charge         (21)     (6)
------------------------------------------------------------------------------

     Loss before taxes                      $(22)   $  -
==============================================================================

==============================================================================
                                        For the 28 weeks ended
                                            July 8, July 10,
      ($ in millions)                         2000    1999
------------------------------------------------------------------------------
     Sales:
       Distribution                       $6,993   $6,985
       Intersegment elimination             (984)  (1,182)
------------------------------------------------------------------------------
       Net distribution                    6,009    5,803
       Retail                              1,822    2,012
------------------------------------------------------------------------------

     Total sales                          $7,831   $7,815
==============================================================================

     Operating earnings:
       Distribution                         $145     $145
       Retail                                 29       17
       Support services                     (100)     (70)
------------------------------------------------------------------------------
     Total operating earnings                 74       92
     Interest expense                        (91)     (90)
     Interest income                          19       16
     Equity investment results                (4)      (6)
     Impairment/restructuring charge         (63)     (43)
------------------------------------------------------------------------------

     Loss before taxes                    $  (65)  $  (31)
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

Class Action Suits. In 1996, the company and certain of its present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by two noteholders. All cases were filed in the United States District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases (the noteholder case was also consolidated, but only for pre-trial purposes). The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for the company's alleged failure to properly account for and disclose the contingent liability created by the David's litigation and by the company's alleged "deceptive business practices." The plaintiffs claimed that these alleged practices led to the David's litigation and to other material contingent liabilities, caused the company to change its manner of doing business at great cost and loss of profit, and materially inflated the trading price of the company's common stock.

During 1998 the noteholder case complaint was dismissed and during 1999 the consolidated stockholder case complaint was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so with amended complaints. On February 4, 2000 the stockholder case was dismissed with prejudice by the district court. The stockholder plaintiffs filed an appeal on March 3, 2000. The motion to dismiss in the noteholder case was decided August 1, 2000. The court again dismissed the count alleging violation of the Securities Exchange Act of 1934, but in this ruling determined that plaintiffs have stated a claim under the Securities Act of 1933, Section 11.

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

The company intends to vigorously defend against the claims in these class action suits and pursue the issue of insurance discussed above, but is currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

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

On May 2, 2000, the court granted partial summary judgment to the defendants, holding that plaintiffs' breach of contract claims that relate to events that occurred more than four (4) years before the filing of the litigation are barred by limitations, and that plaintiffs' fraud claims based upon fraudulent inducement that occurred more than fifteen (15) years before the filing of the lawsuit likewise are barred. The company is in the process of evaluating what impact, if any, these rulings are likely to have on the damage calculations of the plaintiffs' expert witnesses.

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

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al. v. Fleming, et al.) by ten customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of the company's expenditure of certain joint advertising funds, have been consolidated. All procein these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with the company.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted the company's motion and ordered the related Missouri cases and the Storehouse Markets case (described below) transferred to the Western District of Missouri for coordinated or consolidated pretrial proceedings.

The company intends to vigorously defend against the claims in these related cases but is currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Storehouse Markets. In 1998, the company and one of its former division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al.
v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages. The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of Fleming's Salt Lake City division covering a four state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted the company's request for permission to appeal the class certification order, and the company is pursuing that appeal.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted the company's motion and ordered the related Missouri cases (described above) and the Storehouse Markets case transferred to the Western District of Missouri for coordinated or consolidated pretrial proceedings.

Damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed.
The company intends to vigorously defend against these claims but is currently unable to predict the outcome of the case. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Allen's IGA. On August 1, 2000, the United States District Court for the Eastern District of Oklahoma entered an order dismissing with prejudice Allen's IGA, Inc., et al. v. Fleming Companies, Inc., et al.

That lawsuit had been filed by several former customers against the company and two of its former executives, alleging product overcharges, fraud, breach of contract, negligence, RICO violations, and seeking actual, punitive and treble damages, an accounting, and other equitable relief. Damages had not been quantified by the plaintiffs; however, the company anticipated that substantial damages would be claimed and had previously disclosed that an unfavorable outcome in that case could have had a material adverse effect on the financial condition and prospects of the company.

The case was dismissed pursuant to a settlement agreement that contains a confidentiality provision. In connection with the settlement, the company accrued an amount in the second quarter of 2000 that was not material to its financial condition or results of operations. Subsequent to the end of the second quarter the plaintiffs were paid.

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

                                  July 8,         July 10,
           (In millions)           2000             1999
           --------------------------------------------------
           Current assets          $295              $39
           Noncurrent assets       $480             $125
           Current liabilities     $151              $30
           Noncurrent liabilities  $158              $35

                                       28 weeks ended
                                  --------------------------
                                  July 8,          July 10,
           (In millions)           2000              1999
           -------------------------------------------------
           Net sales              $2,022             $253
           Costs and expenses     $2,036             $255
           Net loss                  $(8)             $(1)

8. The accompanying operating statements include the following:

                                            12 weeks ended
                                        ------------------------
                                        July 8,         July 10,
          (In thousands)                 2000             1999
          ------------------------------------------------------
          Depreciation and amortization
            (includes amounts below)    $39,377         $37,559
          Amortized costs in interest
            expense                      $1,122          $1,125
          Excess depreciation and
            amortization due to the
            strategic plan               $1,917              $-

                                             28 weeks ended
                                        ------------------------
                                        July 8,         July 10,
          (In thousands)                 2000             1999
          ------------------------------------------------------
          Depreciation and amortization
            (includes amounts below)     $94,622        $83,876
          Amortized costs in interest
            expense                       $2,618         $2,623
          Excess depreciation and
            amortization due to the
            strategic plan                $6,312             $-


9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan are to consolidate wholesale operations, grow wholesale sales, improve retail performance, and reduce overhead and operating expenses. On April 25, 2000, the company announced the evaluation of strategic alternatives for the remaining conventional retail chains, including the potential sale of these operations. The evaluation is nearing conclusion and an announcement of the results should be made by the end of the third quarter. The company expects that the evaluation will result in certain stores converted to the Food-4-Less format, certain chains being retained or sold, and the sale of a significant number of stores in other chains with any residual stores being closed.

The total pre-tax charge of the strategic plan is presently estimated at $959 million ($267 million cash and $692 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($88 million), updating impairment amounts on the five retail chains in the original plan ($18 million), the divestiture or closing of the two chains not in the original plan ($38 million), decreasing costs related to a scheduled closing no longer planned ($18 million), and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($51 million).
Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. The pre-tax charge recorded to-date is $915 million ($46 million in the second quarter of 2000, $64 million in the first quarter of 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first two quarters of 2000 was $65 million or $1.69 per share ($27 million or $.71 per share for quarter two and $38 million or $.98 per share for quarter one). The $44 million of costs relating to the strategic plan not yet charged against income will primarily be recorded throughout 2000 at the time such costs are accruable.

The $46 million charge in the second quarter of 2000 was included on several lines of the Consolidated Condensed Statements of Operations as follows: $1 million was included in net sales related to rent income impairment due to division closings; $22 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $2 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $21 million was included in the Impairment/ restructuring charge line. The second quarter charge consisted of the following components:

o Impairment of assets of $1 million. The impairment related to other long-lived assets.

o Restructuring charges of $20 million. The restructuring charges consisted primarily of severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $25 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for the second quarter of 2000 relates to the company's segments as follows: $20 million relates to the distribution segment and $10 million relates to the retail segment with the balance relating to support services expenses.

The $110 million charge in the first two quarters of 2000 was included on several lines of the Consolidated Condensed Statements of Operations as follows: $2 million was included in net sales related primarily to rent income impairment due to division closings; $35 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $10 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $63 million was included in the Impairment/restructuring charge line. The charge for the first two quarters consisted of the following components:

o Impairment of assets of $3 million. The impairment related to other long-lived assets.

o Restructuring charges of $61 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the closings of York and Philadelphia which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. Additionally, the charge consisted of severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $46 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for the first two quarters of 2000 relates to the company's segments as follows: $57 million relates to the distribution segment and $27 million relates to the retail segment with the balance relating to support services expenses.

The charges related to workforce reductions are as follows:

     ($'s in thousands)             Amount         Headcount
     ------------------             ------         ---------
     1998 Ending Liability         $21,983           1,260

     1999 Activity:
       Charge                       12,029           1,350
       Terminations                (24,410)         (1,950)
                                   -------          ------
       Ending Liability              9,602             660

     2000 Quarter 1 Activity:
       Charge                       25,509           1,020
       Terminations                 (4,250)           (560)
                                   -------          ------
       Ending Liability             30,861           1,120

     2000 Quarter 2 Activity:
       Charge                        3,799             130
       Terminations                 (7,807)           (670)
                                   -------          ------
       Ending Liability            $26,853             580
                                   =======          ======

The breakdown of the 1,150 headcount reduction recorded for the first two quarters of 2000 is: 990 from the distribution segment;
130 from the retail segment; and 30 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)           Amount
     ------------------           ------
     1998 Ending Liability       $27,716

     1999 Activity:
       Charge                     15,074
       Utilized                  (10,281)
                                 -------
       Ending Liability           32,509

     2000 Quarter 1 Activity:
       Charge                      9,062
       Utilized                   (9,957)
                                 -------
       Ending Liability           31,614

     2000 Quarter 2 Activity:
       Charge                      1,903
       Utilized                   (6,376)
                                 -------
       Ending Liability          $27,141
                                 =======

Assets held for sale included in other current assets at the end of the second quarter of 2000 were approximately $58 million, consisting of $26 million of distribution operating units and $32 million of retail stores.

The pre-tax charge of the strategic plan in the second quarter of 1999 totaled $16 million. After tax, the expense for the second quarter of 1999 was $12 million or $.31 per share. The $16 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the second quarter of 1999 as follows: $7 million was included in cost of sales and was primarily related to inventory valuation adjustments; $3 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining
$6 million was included in the Impairment/restructuring charge line. The $16 million charge consisted of the following components:

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

The $16 million charge relates to the company's segments as follows: $4 million relates to the distribution segment and $7 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge of the strategic plan for the first two quarters of 1999 totaled $62 million. After tax, the expense for the first two quarters of 1999 was $44 million or $1.15 per share. The $62 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the second quarter of 1999 as follows: $13 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $43 million was included in the Impairment/restructuring charge line. The $62 million charge consisted of the following components:

     o Impairment of assets of $25 million. The impairment components were $22 million for goodwill and $3 million for other long-lived assets. All of the goodwill charge of $22 million was related to the 1994 "Scrivner" acquisition.

     o Restructuring charges of $18 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria distribution operating unit and Consumers and Boogaarts retail chains. The restructuring charges also consisted of operating lease liabilities for the Peoria distribution operating unit and professional fees incurred related to the restructuring process.

     o Other disposition and related costs of $19 million. These costs consist primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The $62 million charge relates to the company's segments as follows: $36 million relates to the distribution segment and $15 million relates to the retail segment with the balance relating to support services expenses.

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

Independent Accountants' Review Report


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of July 8, 2000, and the related condensed consolidated statements of operations for the 12 and 28 weeks ended July 8, 2000 and July 10, 1999 and condensed consolidated statements of cash flows for the 28 weeks ended July 8, 2000 and July 10, 1999. These financial statements are the responsibility of the company's management.

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

Oklahoma City, Oklahoma
July 26, 2000

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

The strategic plan consists of the following four major initiatives:

o Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; an unannounced operating unit still to be closed; and an unannounced operating unit scheduled for 1999 closure, but due to increased cash flows from new business it will not be closed). Of the nine closings announced, all have been completed. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units to be closed to thirteen. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The York and Philadelphia closings are expected to be complete by the end of the third quarter of 2000. The last full year of operations for the 13 operating units closed or to be closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been or are expected to be retained by transferring customer business to the company's higher volume, better utilized facilities. The company believes that this consolidation process benefits customers with better product variety and improved buying opportunities. The company has also benefited with better coverage of fixed expenses. The closings result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company begins recognizing these savings immediately upon closure. The capital returned from the divestitures and closings has been and will continue to be reinvested in the business.

o Grow distribution sales. Higher volume, better-utilized distribution operations and the dynamics of the market place represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness, and the company intends to capitalize on these improvements.

o Improve retail performance. This not only requires divestiture or closing of under-performing company-owned retail chains, but also requires increased investments in the retail concepts on which the company is focused. As of year-end 1999, the strategic plan included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's Oklahoma, and Thompson Food Basket). The sale of Baker's Oklahoma as well as the divestiture or closing of Thompson Food Basket were not in the original strategic plan, but no longer fit into the current business strategy. The last full year of operations for these seven divested or closed (or to be divested or closed) chains was in 1998 with sales totaling approximately $844 million. The sale or closing of these chains is substantially complete.

  On April 25, 2000, the company announced the evaluation of strategic alternatives for the remaining conventional retail chains (Rainbow Foods, Baker's Nebraska, Sentry Foods, and
  ABCO Foods), including the potential sale of these operations. The evaluation is nearing conclusion and an announcement of the results should be made by the end of the third quarter.
  The company expects that the evaluation will result in certain stores converted to the Food-4-Less format, certain chains being retained or sold, and the sale or closure of a significant number of stores in other chains with any residual stores being closed. The sale or closure is not expected to be dilutive to future adjusted earnings. The review of strategic alternatives for the conventional business, which is nearing completion, could result in additional charges that are significant. However, the additional charges, if any, would primarily be non-cash.

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

The total pre-tax charge of the strategic plan is presently estimated at $959 million ($267 million cash and $692 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The increase is due primarily to closing the Peoria, York and Philadelphia divisions ($88 million), updating impairment amounts on the five retail chains in the original plan ($18 million), the divestiture or closing of the two chains not in the original plan ($38 million), decreasing costs related to a scheduled closing no longer planned ($18 million), and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($51 million).
Updating the impairment amounts was necessary as decisions to close additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. There were changes in the operating units to be divested or closed since they no longer fit into the current business strategy as described above. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. The pre-tax charge recorded to-date is $915 million ($46 million in the second quarter of 2000, $64 million in the first quarter of 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first two quarters of 2000 was $65 million or $1.69 per share ($27 million or $.71 per share for quarter two and $38 million or $.98 million per share for quarter one).

Of the $46 million charge in the second quarter of 2000, $40 million is expected to require cash expenditures. The remaining
$6 million charge consisted of non-cash items. The $46 million charge consisted of the following components:

o Impairment of assets of $1 million. The impairment related to other long-lived assets.

o Restructuring charges of $20 million. The restructuring charges consisted primarily of severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $25 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $13 million, or $.35 per share, for the second quarter of 2000 and a net loss of $39 million, or $1.02 per share, for the first two quarters of 2000. The after-tax effect of the strategic plan charge on the company's second quarter of 2000 was $27 million, or $.71 per share, and $65 million, or $1.69 per share for the first two quarters of 2000. Excluding the strategic plan charge, the company would have recorded net income of $14 million, or $.35 per share, for the second quarter of 2000 and net income of $26 million, or $.65 per share, for the first two quarters of 2000. Adjusted EBITDA for the second quarter of 2000 was $103 million and $231 million for the first two quarters of 2000. That represents a 6.5% increase in the second quarter and a 8.0% increase in the first two quarters of 2000 compared to the same time periods in 1999. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA:

                                  For the 12 weeks ended  For the 28 weeks ended
                                    July 8,     July 10,    July 8,     July 10,
  (In millions)                      2000        1999        2000        1999
  -------------                      ----        ----        ----        ----
  Net loss                           $(13)       $ (2)       $(39)       $(27)
  Add back:
    Taxes on loss                      (9)          2         (26)         (4)
    Depreciation/amortization          38          36          92          81
    Interest expense                   38          39          92          90
    Equity investment results           2           2           3           6
    LIFO provision                      2           3           5           6
                                     ----        ----        ----        ----
        EBITDA                         58          80         127         152
  Add back non-cash strategic
    plan charges *                      5           6          12          35
                                     ----        ----        ----        ----
        EBITDA excluding non-cash
          strategic plan charges       63          86         139         187
  Add back strategic plan charges
    requiring cash                     40          10          92          27
                                     ----        ----        ----        ----
        Adjusted EBITDA              $103        $ 96        $231        $214
                                     ====        ====        ====        ====

------------
         * Excludes amounts for depreciation/amortization and equity investment results already added back.


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

Additional pre-tax expense relating to the strategic plan of approximately $44 million is expected throughout the rest of 2000 as implementation of the strategic plan continues. Approximately $43 million of these future expenses are expected to require cash expenditures. The remaining $1 million of the future expense relates to non-cash items. These future expenses will consist primarily of severance, relocation, real estate-related expenses and other costs expensed when incurred. The company does not expect any charge related to the strategic alternatives being explored for the remaining conventional retail chains.

The pre-tax charges relating to the strategic plan for 1999 and 1998 totaled $137 million and $668 million, respectively, and are described in the Form 10-K for 1999 and the Form 10-K and Form 10-K/A for 1998.

The expected benefit of the plan is improved earnings. Net earnings for 1999 after excluding strategic plan charges and one-time items ("adjusted earnings") was $43 million or $1.12 per share. Adjusted earnings for the second and first quarters of 2000 was $14 million or $.35 per share and $12 million or $.30 per share with earnings per share of $.35 expected for the third quarter and total adjusted earnings per share of $1.52 expected for 2000. The company continues to expect annual earnings per share to exceed $3.00 by the year 2003. Sales in the distribution segment are also expected to increase. Sales in the retail segment will decrease due to the evaluation of strategic alternatives for the conventional retail chains.

Results of Operations

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

==============================================================================
                                              July 8,    July 10,
   For the 12-weeks ended                      2000        1999
------------------------------------------------------------------------------
   Net sales                                  100.00 %   100.00 %

   Gross margin                                 8.60       9.77
   Less:
   Selling and administrative                   7.72       8.57
   Interest expense                             1.14       1.15
   Interest income                              (.28)      (.21)
   Equity investment results                     .05        .07
   Impairment/restructuring charge               .62        .18
------------------------------------------------------------------------------

   Total expenses                               9.25       9.76
------------------------------------------------------------------------------

   Income (loss) before taxes                   (.65)       .01
   Taxes on income (loss)                       (.25)       .08
------------------------------------------------------------------------------
   Net loss                                     (.40)%     (.07)%
==============================================================================

==============================================================================
                                              July 8,    July 10,
    For the 28-weeks ended                     2000       1999
------------------------------------------------------------------------------
    Net sales                                 100.00 %   100.00 %

   Gross margin                                 9.04       9.67
   Less:
   Selling and administrative                   8.08       8.50
   Interest expense                             1.17       1.15
   Interest income                              (.24)      (.21)
   Equity investment results                     .05        .08
   Impairment/restructuring charge               .81        .55
------------------------------------------------------------------------------

   Total expenses                               9.87      10.07
------------------------------------------------------------------------------

   Loss before taxes                            (.83)      (.40)
   Taxes on loss                                (.33)      (.06)
------------------------------------------------------------------------------

   Net loss                                     (.50)%     (.34)%
==============================================================================

Net sales.
---------
Net sales for the second quarter (12 weeks) of 2000 increased by $37 million, or more than 1%, to $3.4 billion from the same period in 1999. Year to date, net sales increased by $16 million, or less than 1%, to $7.8 billion from the same period in 1999.

Net sales for the distribution segment increased by 6.1% for the second quarter of 2000 to $2.6 billion compared to $2.5 billion in 1999. Year to date, net sales increased by 3.6% to $6.0 billion compared to $5.8 billion in 1999. The increase in sales was due to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers. This increase was partially offset by a loss of sales previously announced from Randall's (in 1999). Sales have also been impacted by the planned closing and consolidation of certain distribution operating units. Additionally, sales comparisons were affected by the previously announced loss of sales to United, which began during the second quarter of 2000. In 1999, sales to Randall's and United accounted for less than 4% of the company's sales. The net increase in the distribution segment sales is the largest in five years.

Retail segment sales for the second quarter of 2000 decreased $113 million, or 13%, to $761 million from the same period in 1999. Year to date, retail segment sales decreased $190 million, or 9%, in 2000 to $1.8 billion from the same period in 1999. The decrease in sales was primarily due to the divestiture of under-performing and non-strategic stores. Decreases in same-store sales of 3.2% for the second quarter and 4.4% year to date also contributed to the sales decline. The decrease was offset partially by sales from new stores opened since the second quarter of 1999. Because of the strategic alternatives being evaluated for the conventional chains, sales will decrease in the retail segment.

The difference in food price inflation for the company's product mix was not significant in 2000 or 1999.

Gross margin.
------------
Gross margin for the second quarter of 2000 decreased by $36 million, or 11%, to $291 million from $327 million for the same period in 1999, and also decreased as a percentage of net sales to 8.60% from 9.77% for the same period in 1999. Year to date, gross margin decreased by $48 million, or 6%, to $708 million from $756 million for the same period in 1999, and also decreased as a percentage of net sales to 9.04% from 9.67% for the same period in 1999. After excluding the strategic plan charges, gross margin for the second quarter of 2000 decreased by $20 million, or 6%, compared to the same period in 1999, and decreased as a percentage of net sales to 9.28% from 9.98% for the same period in 1999. Year to date, gross margin, after excluding the strategic plan charges, decreased by $23 million, or 3%, compared to the same period in 1999, and decreased as a percentage of net sales to 9.51% from 9.83% for the same period in 1999. The decrease in percentage to net sales was due to a change in mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment on an adjusted basis, gross margin as a percentage of gross distribution sales was down slightly for both the second quarter and year-to-date periods of 2000 compared to the same periods in 1999. This was due to competitive pricing actions and increased transportation costs which were partially offset by the benefits of asset rationalization and the centralization of procurement. For the retail segment on an adjusted basis, gross margin as a percentage of net retail sales improved significantly for both the second quarter and year-to-date periods of 2000 compared to the same periods in 1999 due to the divesting or closing of under-performing stores and the centralization of procurement. The strategic plan charges increased in 2000 for both the second quarter and year to date compared to the same periods in 1999. The increased charges were primarily due to inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, and periodic costs recorded as incurred such as recruiting and training.

Selling and administrative expenses.
-----------------------------------
Selling and administrative expenses for the second quarter of 2000 decreased by approximately $26 million, or 9%, to $261 million from $287 million for the same period in 1999 and decreased as a percentage of net sales to 7.72% for 2000 from 8.57% in 1999. Year to date, selling and administrative expenses decreased by $30 million, or 5%, to $634 million in 2000 from $664 million for the same period in 1999 and decreased as a percentage of net sales to 8.08% for 2000 from 8.50% in 1999. After excluding the strategic plan charges, selling and administrative expenses for the second quarter of 2000 decreased by $24 million, or 9%, compared to the same period in 1999, and decreased as a percentage of net sales to 7.66% from 8.48% for the same period in 1999. Year to date, selling and administrative expenses, after excluding the strategic plan charges, decreased in 2000 by $34 million, or 5%, compared to the same period in 1999, and decreased as a percentage of net sales to 7.97% from 8.42% for the same period in 1999. The decreases were due to asset rationalization and centralizing administrative functions, but also due to reducing the significance of retail. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower operating expenses as a percentage of sales versus the retail segment.

For the distribution segment on an adjusted basis, selling and administrative expenses as a percentage of net sales improved for both the second quarter and year-to-date periods of 2000 compared to the same periods in 1999 due to asset rationalization and the centralization of administrative functions. For the retail segment on an adjusted basis, selling and administrative expenses as a percentage of retail sales decreased in the second quarter of 2000 compared to the same period in 1999. Year to date, selling and administrative expenses for 2000 were flat as a percentage of retail sales compared to the same period in 1999. Selling and administrative expenses were reduced in 2000 as compared to 1999 due to the divestiture or closing of under-performing stores and the centralization of administrative functions. This was offset by costs associated with closing certain retail stores in continuing retail chains. The strategic plan charges were lower in the second quarter and higher year to date for 2000 compared to the same periods in 1999. The strategic charges were primarily made up of moving and training costs associated with the consolidation of the accounting and human resource functions.

The company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in, and secured and unsecured loans to, certain customers. Secured loans generally have terms up to ten years. Credit loss expense is included in selling and administrative expenses and was $5 million for the second quarter of both 2000 and 1999 and $13 million for both year-to-date periods.

Operating earnings.
------------------
Operating earnings for the distribution segment decreased slightly for the second quarter of 2000 to $61 million from $62 million for the same period of 1999 and reflected no change year to date at $145 million for both years. After excluding the strategic plan charges, operating earnings for the second quarter of 2000 increased by $10 million, or 15%, to $75 million from $65 million for the same period of 1999. Year to date, operating earnings, after excluding the strategic plan charges, increased by $15 million, or 10%, to $169 million in 2000 from $154 million for the same period of 1999. Operating earnings improved primarily due to the benefits of the consolidation of distribution operating units, reduction of costs, centralizing of certain procurement and administrative functions in support services and improving sales. The improvements were offset by higher strategic plan charges in 2000 relating primarily to additional depreciation and amortization on assets to be disposed of but not yet held for sale.

Operating earnings for the retail segment increased by $13 million to $17 million for the second quarter of 2000 from $4 million for the same period of 1999. Year to date, operating earnings also increased $13 million to $30 million in 2000 from $17 million in 1999. After excluding the strategic plan charges, operating earnings increased by $11 million to $21 million in the second quarter of 2000 from $10 million for the same period of 1999 and increased by $13 million year to date to $39 million in 2000 and $26 million in 1999. Operating earnings were improved primarily by divesting or closing under-performing chains and centralizing certain administrative functions in support services. Year to date, operating earnings were also improved by increased benefits received from the distribution segment.

Support services expenses increased in the second quarter of 2000 compared to the same period of 1999 by $23 million to $49 million from $26 million. Year to date, support services expenses increased by $30 million to $100 million in 2000 from $70 million in 1999. After excluding the strategic plan charges, support services expenses increased by $16 million to $41 million in the second quarter of 2000 from $25 million for the same period of 1999 and increased by approximately $18 million year to date to $87 million in 2000 from $69 million in 1999. The increase in expense was primarily due to centralizing certain procurement and administrative functions from the distribution and retail segments. Strategic plan charges were higher in 2000 due to moving and training expenses associated with the centralization of the procurement and administrative functions.

Interest expense.
----------------
Interest expense for the second quarter of 2000 of $38 million was flat compared to the same period in 1999. Year to date, interest expense was $1 million higher in 2000 compared to the same period in 1999 due to slightly higher average debt balances partially offset by average lower interest rates.

Interest income.
---------------
Interest income of $9 million for the second quarter of 2000 was $2 million higher than the same period of 1999 due to a tax refund receivable balance. Year to date, interest income of $19 million in 2000 was $3 million higher than the same period in 1999 due to the tax refund receivable and higher average interest rates.

Equity investment results.
-------------------------
The company's portion of operating losses from equity investments improved by less than $1 million for the second quarter of 2000 compared to the same period of 1999. Year to date, equity investment results has improved by $2 million to $4 million in 2000 from $6 million in 1999.

Impairment/restructuring charge.
-------------------------------
The pre-tax charge recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of the company's strategic plan announced in 1998) was $46 million for the second quarter of 2000 compared to $16 million for the same period of 1999. The $46 million charge in 2000 was recorded with $21 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. The $16 million charge in 1999 was recorded with $6 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines.

Year to date, the pre-tax charge was $110 million for 2000 compared to $62 million for the same period of 1999. The $110 million charge in 2000 was recorded with $63 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. The $62 million charge in 1999 was recorded with $43 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
---------------
The effective tax rates for the 28 weeks of 2000 and 1999 were 39.8% and 14.7%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year. The tax amount for the second quarter of both years was derived using the 28 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 16 weeks of the year.

Certain accounting matters.
--------------------------
The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. The company will adopt SFAS No. 133 by the required effective date. The company has begun to study the potential impact, but has not determined the impact on its financial statements from adopting the new standard.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No. 101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 is effective no later than the fourth quarter of 2000. The company currently believes the implementation of SAB No. 101 may have an impact on the classification on net sales and cost of goods sold, but no material impact on earnings.

Other.
-----
Costs relating to the implementation of the strategic plan have negatively affecting earnings in the first 28-weeks of 2000 and are likely to continue for the near term. Additionally, the outcome of the strategic alternatives being explored for the remaining conventional retail chains could have an adverse effect on earnings.

Liquidity and Capital Resources

In the two quarters ended July 8, 2000, the company's principal sources of liquidity were cash flows from operating activities and the sale of certain assets and liabilities. Borrowing capacity under the company's credit facility provided a revolving source of liquidity during this period. The company's principal sources of capital, excluding shareholders' equity, during this period were banks and lessors.

Net cash provided by operating activities.
-----------------------------------------
Operating activities generated $52 million of net cash flows for the two quarters ended July 8, 2000 compared to $169 million for the same period in 1999. Included in 2000 were $87 million of strategic plan related expenditures, $46 million used for increases in working capital, and an $11 million net increase in other assets and other liabilities.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) are expected to be $45 million for the remainder of year 2000, or a total of $132 million for the full year. After this year, cash expenditures for these charges (on a pre-tax basis) are expected to be $22 million in 2001 and $21 million in 2002. Management believes working capital reductions, proceeds from asset sales, increased earnings related to the successful implementation of the strategic plan, and tax savings are expected to provide more than adequate cash flows to cover all of these costs.

Net cash provided by investing activities.
-----------------------------------------
Total investment-related activity resulted in $6 million of positive net cash flow for the two quarters ended July 8, 2000 compared to a $154 million use of funds in the same period of 1999. Cash provided by asset sales, collections on notes receivable and other investing-related activities were only partially offset by capital expenditures.

Net cash used in financing activities.
-------------------------------------
Net cash required by financing activities was $56 million for the two quarters ended July 8, 2000 compared to $17 million net cash required for the same period last year. In 2000, long-term debt decreased by a net amount of $46 million while capital lease obligations increased by a net amount of $11 million, which included $12 million in principal payments for capital leases.

At the end of the second quarter of 2000, outstanding loans and letters of credit under the credit facility totaled $172 million in term loans, $240 million in revolver loans, and $54 million in letters of credit. Based on actual borrowings and letters of credit issued, the company could have borrowed an additional $306 million under the revolver.

In April 2000, the company announced it was evaluating strategic alternatives with respect to its conventional retail chains, including their potential sale. The evaluation is nearing conclusion and an announcement of the results should be made by the end of the third quarter. The company expects that the evaluation will result in certain stores converted to the Food-4-Less format, certain chains being retained or sold, and the sale of a significant number of stores in other chains with any residual stores being closed. Proceeds from any sales would be used to invest in our growth businesses or to prepay debt.

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

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below and in Note 6 in the notes to the consolidated condensed financial statements, which information is incorporated herein by reference, is information regarding litigation which became reportable or as to which a material development has occurred since the date of the company's Quarterly Report on Form 10-Q for the quarter ended April 15, 2000:

Other Customer Cases.
--------------------
J&A Foods. In March 2000, the company and one former executive were named in a suit filed in the United States District Court for the Eastern District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, the company anticipates that substantial damages will be claimed.

Welsh. In April 2000, the operators of two grocery stores in Van Horn and Marfa, Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation, and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and prejudgment and postjudgment interest. The court has set December 4, 2000, as the date on which the trial of this case will commence.

From time to time, the company is a party to litigation in which claims against the company are made by present and former customers, sometimes in situations involving financially troubled or failed customers. Except as noted in this report, the company does not believe that any such claim will result in a material adverse effect on the company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit Number

            10.73*   Amendment to the Associate Stock
                     Purchase Plan

            12       Computation of Ratio of Earnings
                     to Fixed Charges

            15       Letter from Independent Accountants
                     as to Unaudited Interim Financial
                     Information

            27       Financial Data Schedule
---------------

*  Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

        None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLEMING COMPANIES, INC.
                                    (Registrant)

Date: August 17, 2000         KEVIN TWOMEY
                              Kevin Twomey
                              Senior Vice President-Finance
                              and Controller
                              (Principal Accounting Officer)

                       EXHIBIT INDEX

Exhibit
No.      Description                       Method of Filing
-------  -----------                       ----------------
10.73    Amendment to the Associate Stock
         Purchase Plan                     Filed herewith electronically

12       Computation of Ratio of Earnings
         to Fixed Charges                  Filed herewith electronically

15       Letter from Independent
         Accountants as to Unaudited
         Interim Financial Information     Filed herewith electronically

27       Financial Data Schedule           Filed herewith electronically