Form 10-Q
period 2000-09-30
FLEMING COMPANIES INC /OK/
filed 2000-11-13
CIK 352949

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2000 is as follows:


               Class                              Shares Outstanding
     Common stock, $2.50 par value                    39,601,000

                                INDEX


Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

            Consolidated Condensed Statements of Operations -
              12 Weeks Ended September 30, 2000,
              and October 2, 1999

            Consolidated Condensed Statements of Operations -
              40 Weeks Ended September 30, 2000,
              and October 2, 1999

            Consolidated Condensed Balance Sheets -
              September 30, 2000, and December 25, 1999

            Consolidated Condensed Statements of Cash Flows -
              40 Weeks Ended September 30, 2000,
              and October 2, 1999

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Statements of Operations
For the 12 weeks ended September 30, 2000, and October 2, 1999
(In thousands, except per share amounts)
==============================================================================
                                         2000           1999
------------------------------------------------------------------------------
Net sales                             $3,288,102     $3,243,192

Costs and expenses:
  Cost of sales                        2,984,788      2,906,749
  Selling and administrative             258,103        291,990
  Interest expense                        40,111         36,987
  Interest income                         (6,322)        (7,075)
  Equity investment results                2,097          2,431
  Impairment/restructuring charge         83,356         36,151
------------------------------------------------------------------------------
    Total costs and expenses           3,362,133      3,267,233
------------------------------------------------------------------------------
Loss before taxes                        (74,031)       (24,041)
Taxes on loss                            (28,472)        (9,695)
------------------------------------------------------------------------------
Net loss                              $  (45,559)    $  (14,346)
==============================================================================

Basic and diluted net loss per share      $(1.17)         $(.37)
Dividends paid per share                    $.02           $.02
Weighted average shares outstanding:
 Basic                                    38,902         38,459
 Diluted                                  38,902         38,459
==============================================================================

Fleming Companies, Inc.   See notes to consolidated condensed
financial statements and independent accountants' review report.

Consolidated Condensed Statements of Operations
For the 40 weeks ended September 30, 2000, and October 2, 1999
(In thousands, except per share amounts)
==============================================================================
                                         2000           1999
------------------------------------------------------------------------------
Net sales                            $11,118,959    $11,057,800

Costs and expenses:
  Cost of sales                       10,107,717      9,965,771
  Selling and administrative             891,784        955,550
  Interest expense                       131,659        127,240
  Interest income                        (25,167)       (23,319)
  Equity investment results                5,682          8,402
  Impairment/restructuring charge        146,514         79,356
------------------------------------------------------------------------------
    Total costs and expenses          11,258,189     11,113,000
------------------------------------------------------------------------------
Loss before taxes                       (139,230)       (55,200)
Taxes on loss                            (54,449)       (14,275)
------------------------------------------------------------------------------
Net loss                              $  (84,781)    $  (40,925)
==============================================================================

Basic and diluted net loss per share      $(2.19)        $(1.07)
Dividends paid per share                    $.06           $.06
Weighted average shares outstanding:
  Basic                                   38,651         38,256
  Diluted                                 38,651         38,256
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
==============================================================================
                                        September 30,    December 25,
Assets                                      2000            1999
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents               $   49,673    $    6,683
  Receivables                                467,995       496,159
  Inventories                                867,145       997,805
  Assets held for sale                       120,928        68,615
  Other current assets                       126,380       159,488
------------------------------------------------------------------------------
    Total current assets                   1,632,121     1,728,750
Investments and notes receivable             101,448       108,895
Investment in direct financing leases        109,572       126,309

Property and equipment                     1,404,824     1,539,465
  Less accumulated depreciation
   and amortization                         (681,633)     (701,289)
------------------------------------------------------------------------------
Net property and equipment                   723,191       838,176
Deferred income taxes                         71,390        54,754
Other assets                                 163,452       150,214
Goodwill                                     548,638       566,120
------------------------------------------------------------------------------
Total assets                              $3,349,812    $3,573,218
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                        $  846,851    $  981,219
  Current maturities of long-term debt        36,915        70,905
  Current obligations under capital leases    21,747        21,375
  Other current liabilities                  175,146       210,220
------------------------------------------------------------------------------
    Total current liabilities              1,080,659     1,283,719
Long-term debt                             1,304,468     1,234,185
Long-term obligations under
 capital leases                              372,998       367,960
Other liabilities                            111,847       126,652

Commitments and contingencies

Shareholders' equity:
  Common stock, $2.50 par value per share     99,039        97,141
  Capital in excess of par value             513,469       511,447
  Accumulated deficit                       (107,108)      (22,326)
  Accumulated other comprehensive income:
    Additional minimum pension liability     (25,560)      (25,560)
------------------------------------------------------------------------------
      Accumulated other comprehensive income (25,560)      (25,560)
------------------------------------------------------------------------------
    Total shareholders' equity               479,840       560,702
------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                                   $3,349,812    $3,573,218
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the 40 weeks ended September 30, 2000, and October 2, 1999
(In thousands)
==============================================================================
                                              2000          1999
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                  $(84,781)     $(40,925)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation and amortization            133,808       123,545
   Credit losses                             19,380        18,213
   Deferred income taxes                     (9,328)      (31,047)
   Equity investment results                  5,682         8,402
   Impairment/restructuring and related charges
     (not classified elsewhere)             202,932       106,763
   Cash payments on impairment/restructuring
     and related charges                   (107,227)      (42,096)
   Change in assets and liabilities, excluding
     effect of acquisitions:
     Receivables                             24,461        30,682
     Inventories                            105,329        82,540
     Accounts payable                      (134,368)      (34,944)
     Other assets and liabilities          (128,220)      (52,942)
   Other adjustments, net                      (260)       (7,644)
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                              27,408       160,547
------------------------------------------------------------------------------

Cash flows from investing activities:
 Collections on notes receivable             25,367        24,399
 Notes receivable funded                    (20,923)      (34,476)
 Purchase of property and equipment        (107,623)     (123,102)
 Proceeds from sale of property and
  equipment                                  39,071        24,831
 Investments in customers                      (969)       (8,006)
 Proceeds from sale of investment             3,293         2,203
 Businesses acquired                         (2,279)      (78,075)
 Proceeds from sale of businesses            45,280        14,165
 Other investing activities                  11,928         3,928
------------------------------------------------------------------------------
    Net cash used in investing activities    (6,855)     (174,133)
------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from long-term borrowings         107,000       126,000
 Principal payments on long-term debt       (70,707)      (57,630)
 Principal payments on capital lease
  obligations                               (15,175)      (22,030)
 Sale of common stock under incentive
  stock and stock ownership plans             3,653         3,236
 Dividends paid                              (2,334)       (2,322)
 Other financing activities                       -           (31)
------------------------------------------------------------------------------
    Net cash provided by financing
     activities                              22,437        47,223
------------------------------------------------------------------------------

Net increase in cash and cash equivalents    42,990        33,637
Cash and cash equivalents, beginning of
 period                                       6,683         5,967
------------------------------------------------------------------------------

Cash and cash equivalents, end of period   $ 49,673      $ 39,604
==============================================================================

Supplemental information:
 Cash paid for interest                    $124,813      $122,449
 Cash paid (refunded) for taxes            $(63,872)      $15,521
==============================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements
(See independent accountants' review report)

1. The consolidated condensed balance sheet as of September 30, 2000, the consolidated condensed statements of operations for the 12 weeks ended September 30, 2000 and October 2, 1999, and the consolidated condensed statements of operations and cash flows for the 40 weeks ended September 30, 2000 and October 2, 1999 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the company's financial position at September 30, 2000 and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted loss per share are computed based on net loss divided by weighted average shares as appropriate for each calculation.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $60 million at September 30, 2000 (none of which was recorded in assets held for sale which is included in other current assets) and $54 million at December 25, 1999 ($4 million of which was recorded in assets held for sale which is included in other current assets).

4. Sales and operating earnings as reported (including strategic plan charges and one-time items) for the company's distribution and retail segments are presented below.

==============================================================================
                                       For the 12 weeks ended
                                          Sept 30,  Oct 2,
      ($ in millions)                      2000      1999
------------------------------------------------------------------------------
     Sales:
       Distribution                     $2,977       $2,896
       Intersegment elimination           (383)        (489)
------------------------------------------------------------------------------
       Net distribution                  2,594        2,407
       Retail                              694          836
------------------------------------------------------------------------------
     Total sales                        $3,288       $3,243
==============================================================================

     Operating earnings:
       Distribution                        $ 79        $ 69
       Retail                                 6           4
       Support services                     (40)        (28)
------------------------------------------------------------------------------
     Total operating earnings                45          45
     Interest expense                       (40)        (37)
     Interest income                          6           7
     Equity investment results               (2)         (3)
     Impairment/restructuring charge        (83)        (36)
------------------------------------------------------------------------------
     Loss before taxes                     $(74)       $(24)
==============================================================================

==============================================================================
                                       For the 40 weeks ended
                                         Sept 30,     Oct 2,
      ($ in millions)                      2000        1999
------------------------------------------------------------------------------
     Sales:
       Distribution                      $9,970       $9,881
       Intersegment elimination          (1,367)      (1,671)
------------------------------------------------------------------------------
       Net distribution                   8,603        8,210
       Retail                             2,516        2,848
------------------------------------------------------------------------------
     Total sales                        $11,119      $11,058
==============================================================================

     Operating earnings:
       Distribution                        $224         $214
       Retail                                35           21
       Support services                    (140)         (98)
------------------------------------------------------------------------------
     Total operating earnings               119          137
     Interest expense                      (131)        (127)
     Interest income                         25           23
     Equity investment results               (6)          (9)
     Impairment/restructuring charge       (146)         (79)
------------------------------------------------------------------------------
     Loss before taxes                    $(139)        $(55)
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

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. The company again filed motions to dismiss all claims in both cases. On February 4, 2000 the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000, and briefing is presently under way in the Court of Appeals for the Tenth Circuit. On August 1, 2000, the court dismissed the claims in the noteholder complaint alleging violations of the Securities Exchange Act of 1934, but the court determined that the noteholder plaintiffs have stated a claim under Section 11 of the Securities Act of 1933. On September 15, 2000, defendants filed a motion to allow an immediate appeal of the court's denial of their motion to dismiss plaintiffs' claim under Section 11.

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

During the fourth quarter of 1999, plaintiffs produced reports of their expert witnesses calculating alleged actual damages of approximately $112 million. During the first quarter of 2000, plaintiffs revised a portion of these damage calculations, and although it is not clear what the precise damage claim will be, it appears that plaintiffs will claim approximately $120 million, exclusive of any punitive or treble damages.

On May 2, 2000, the court granted partial summary judgment to the defendants, holding that plaintiffs' breach of contract claims that relate to events that occurred more than four (4) years before the filing of the litigation are barred by limitations, and that plaintiffs' fraud claims based upon fraudulent inducement that occurred more than fifteen (15) years before the filing of the lawsuit likewise are barred. It is unclear what impact, if any, these rulings may have on the damage calculations of the plaintiffs' expert witnesses.

The court has set August 13, 2001 as the date on which trial of the Don's case will commence.

In October 1998, the company and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's suit (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, sixteen plaintiffs are asserting claims in the Coddington suit, all but one of which have arbitration agreements with Fleming. The plaintiffs assert claims virtually identical to those set forth in the Don's suit, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's suit.

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

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted the company's motion and ordered the related Missouri cases (described above) and the Storehouse Markets case
(described below) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

The company intends to vigorously defend against the claims in these related cases but is currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on the financial condition and prospects of the company.

Storehouse Markets. In 1998, the company and one of its former division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al.
v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing, and RICO violations, and they are seeking actual, punitive and treble damages. The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of Fleming's Salt Lake City division covering a four state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted the company's request for permission to appeal the class certification order, and the company is pursuing that appeal on an expedited basis.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted the company's motion and ordered the Storehouse Markets case and the Missouri cases (described above) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

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

The company is a party to various other litigation and contingent loss situations arising in the ordinary course of its business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. However, the company does not believe any such action will have a material adverse effect on the company.

From time to time, the company is a party to or threatened with litigation in which claims against the company are made, or are threatened to be made, by present and former customers, sometimes in situations involving financially troubled or failed customers. Except as noted in this report, the company does not believe that any such claim will have a material adverse effect on the company.

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

                                  September 30,       October 2,
           (In millions)             2000                1999
           -----------------------------------------------------
           Current assets          $311                   $39
           Noncurrent assets       $477                  $122
           Current liabilities     $159                   $26
           Noncurrent liabilities  $160                   $32

                                            40 weeks ended
                                  ------------------------------
                                  September 30,       October 2,
           (In millions)             2000                1999
           -----------------------------------------------------
           Net sales              $2,812                 $416
           Costs and expenses     $2,837                 $420
           Net loss               $  (15)                $ (2)

8. The accompanying operating statements include the following:

                                            12 weeks ended
                                  ------------------------------
                                      September 30,   October 2,
          (In thousands)                  2000          1999
          ------------------------------------------------------
          Depreciation and amortization
            (includes amounts below)       $39,186     $39,669
          Amortized costs in interest
            expense                         $1,116      $1,123
          Excess depreciation and
            amortization due to the
            strategic plan                    $350          $-

                                            40 weeks ended
                                  ------------------------------
                                    September 30,     October 2,
          (In thousands)                2000            1999
          ------------------------------------------------------
          Depreciation and amortization
            (includes amounts below)   $133,808        $123,545
          Amortized costs in interest
            expense                      $3,734          $3,746
          Excess depreciation and
            amortization due to the
            strategic plan               $6,662              $-

9. In December 1998, the company announced the implementation of a strategic plan designed to improve the competitiveness of the retailers the company serves and improve the company's performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan are to consolidate wholesale operations, grow wholesale sales, improve retail performance, and reduce overhead and operating expenses. On April 25, 2000, the company announced the evaluation of strategic alternatives for the remaining conventional retail chains which was substantially completed in the third quarter with the decision to reposition certain retail operations into the Food 4 Less(registered mark) type value retail format. The Rainbow Foods(registered mark) division has shown significant improvements in sales and earnings. Consequently, 40 of these stores will be retained and three stores sold or closed. The Minneapolis distribution center will be dedicated to supply the Rainbow Foods(registered mark) operation, with the supply of the division's independent retailers moved to the LaCrosse and Superior divisions. The company is in discussions to sell 53 ABCO Foods(trademark) stores to other retailers and expects that three will be converted to the value retail format. The company also plans to convert ten company-owned Sentry(registered mark) Foods stores to the value retail format and steps are being taken to sell the remaining 24 to existing and new distribution customers. The company is continuing to explore alternatives for the 16 Baker's(trademark) Nebraska stores. The substantial completion of the evaluation of the company's conventional retail was the primary factor in a $72 million non-cash increase in the strategic plan charge during the third quarter of 2000.

The total pre-tax charge of the strategic plan is presently esti-mated through 2000 at $1,031 million ($255 million cash and $776 mil-lion non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The result is an increase in the estimate of the strategic plan of $249 million
($106 million cash and $143 million non-cash). The net increase is due primarily to closing the Peoria, York and Philadelphia divisions ($88 million); updating impairment amounts on the five retail chains in the original plan ($18 million); the divestiture or closing of the two chains not in the original plan ($38 million); decreasing costs related to a scheduled closing no longer planned ($18 million); impairment amounts relating to the recent evaluation of conventional retail ($76 million); and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($47 million). Updating the impairment amounts was necessary as decisions to sell, close or convert additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. The pre-tax charge recorded to-date is $1,016 million ($101 million in the third quarter of 2000, $46 million in the second quarter of 2000, $64 million in the first quarter of 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first three quarters of 2000 was $125 million or $3.22 per share ($60 million or $1.53 per share for quarter three, $27 million or $.71 per share for quarter two, and $38 million or $.98 per share for quarter one).
The $15 million of costs relating to the strategic plan not yet charged against income will primarily be recorded during the remainder of 2000 at the time such costs are accruable.

The $101 million charge in the third quarter of 2000 was included on several lines of the Consolidated Condensed Statements of Operations as follows: $1 million was included in net sales related to rent income impairment due to division closings; $11 million was included in cost of sales and was primarily related to inventory valuation adjustments and moving and training costs; $6 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $83 million was included in the Impairment/restructuring charge line. The third quarter charge consisted of the following components:

- Impairment of assets of $81 million. The impairment components were $3 million for goodwill and $78 million for other long-lived assets. All of the goodwill charge was related to a conventional retail store acquisition in May of 1999.

- Restructuring charges of $2 million. The restructuring charges consisted primarily of severance related expenses due to the consolidation of certain administrative departments. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

- Other disposition and related costs of $18 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The charge for the third quarter of 2000 relates to the company's segments as follows: $8 million relates to the distribution segment and $77 million relates to the retail segment with the balance relating to support services expenses.

The $211 million charge in the first three quarters of 2000 was included on several lines of the Consolidated Condensed
Statements of Operations as follows: $2 million was included in net sales related primarily to rent income impairment due to division closings; $46 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs relating to procurement and product handling associates, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $16 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis (such as moving and training costs related to the consolidation of certain administrative functions); and the remaining $146 million was included in the Impairment/restructuring charge line. The charge for the first three quarters consisted of the following components:

- Impairment of assets of $84 million. The impairment components were $3 million for goodwill and $81 million for other long-lived assets. All of the goodwill charge was related to an acquisition in May of 1999.

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

- Other disposition and related costs of $64 million. These costs consisted primarily of inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for the first three quarters of 2000 relates to the company's segments as follows: $66 million relates to the distribution segment and $104 million relates to the retail segment with the balance relating to support services expenses.

The charges related to workforce reductions are as follows:

     ($'s in thousands)          Amount         Headcount
     ------------------         -------         ---------
     1998 Ending Liability      $21,983            1,260

     1999 Activity:
       Charge                    12,029            1,350
       Terminations             (24,410)          (1,950)
                                -------          -------
       Ending Liability           9,602              660

     2000 Quarter 1 Activity:
       Charge                    25,509            1,020
       Terminations              (4,250)            (560)
                                -------          -------
       Ending Liability          30,861            1,120

     2000 Quarter 2 Activity:
       Charge                     3,799              130
       Terminations              (7,807)            (670)
                                -------          -------
       Ending Liability          26,853              580

     2000 Quarter 3 Activity:
       Charge                     1,964               90
       Terminations              (8,838)            (350)
                                -------          -------
       Ending Liability         $19,979              320
                                =======          =======

The ending liability of approximately $20 million represents payments over time to associates already severed as well as union pension withdrawal liabilities. The breakdown of the 1,240 headcount reduction recorded for the first three quarters of 2000 is: 1,100 from the distribution segment; 120 from the retail segment; and 20 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)           Amount
     ------------------          -------
     1998 Ending Liability       $27,716

     1999 Activity:
       Charge                    15,074
       Utilized                 (10,281)
                                -------
       Ending Liability          32,509

     2000 Quarter 1 Activity:
       Charge                     9,062
       Utilized                  (9,957)
                                -------
       Ending Liability          31,614

     2000 Quarter 2 Activity:
       Charge                     1,903
       Utilized                  (6,376)
                                -------
       Ending Liability          27,141

     2000 Quarter 3 Activity:
       Charge                     3,025
       Utilized                  (2,141)
                                -------
       Ending Liability         $28,025
                                =======

Assets held for sale included in other current assets at the end of the third quarter of 2000 were approximately $121 million, consisting of $25 million of distribution operating units and $96 million of retail stores.

The pre-tax charge of the strategic plan in the third quarter of 1999 totaled $45 million. After tax, the expense for the third quarter of 1999 was $28 million or $.73 per share. The $45 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the third quarter of 1999 as follows: $3 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $36 million was included in the Impairment/restructuring charge line. The $45 million charge consisted of the following components:

     - Impairment of assets of $30 million. The impairment components were $14 million for goodwill and $16 million for other long-lived assets. The goodwill charge of $14 million related to two retail acquisitions.

     - Restructuring charges of $6 million. The restructuring charges consisted of severance related expenses to sell or close the New York and Pennsylvania retail chains. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

     - Other disposition and related costs of $9 million. These costs consisted primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The $45 million charge relates to the company's segments as follows: $7 million relates to the distribution segment and $34 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge of the strategic plan for the first three quarters of 1999 totaled $107 million. After tax, the expense for the first three quarters of 1999 was $72 million or $1.88 per share. The $107 million charge was included on several lines of the Consolidated Condensed Statements of Operations for the third quarter of 1999 as follows: $16 million was included in cost of sales and was primarily related to inventory valuation adjustments; $12 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $79 million was included in the Impairment/restructuring charge line. The $107 million charge consisted of the following components:

     - Impairment of assets of $55 million. The impairment components were $36 million for goodwill and $19 million for other long-lived assets. Of the goodwill charge of $36 million, $22 million related to the 1994 "Scrivner" acquisition with the remaining amount related to two retail acquisitions.

     - Restructuring charges of $24 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the Peoria distribution operating unit and Consumers, Boogaarts, New York and Pennsylvania retail chains. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

     - Other disposition and related costs of $28 million. These costs consist primarily of inventory valuation adjustments, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The $107 million charge relates to the company's segments as follows: $43 million relates to the distribution segment and $49 million relates to the retail segment with the balance relating to support services expenses.

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

Independent Accountants' Review Report


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the 12 and 40 weeks ended September 30, 2000 and October 2, 1999 and condensed consolidated statements of cash flows for the 40 weeks ended September 30, 2000 and October 2, 1999. These financial statements are the responsibility of the company's management.

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

Oklahoma City, Oklahoma
October 18, 2000

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

The strategic plan consists of the following four major initiatives:

- Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; an unannounced operating unit still to be closed; and an unannounced operating unit scheduled for 1999 closure, but due to increased cash flows from new business it will not be closed). Of the nine closings announced, all have been completed. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units to be closed to thirteen. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The York closing is complete, and the Philadelphia closing is in its final stages of closing. The last full year of operations for the 13 operating units closed or to be closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been or are expected to be retained by transferring customer business to the company's higher volume, better utilized facilities. The company believes that this consolidation process benefits customers with better product variety and improved buying opportunities. The company has also benefited with better coverage of fixed expenses. The closings result in savings due to reduced depreciation, payroll, lease and other operating costs, and the company begins recognizing these savings immediately upon closure. The capital returned from the divestitures and closings has been and will continue to be reinvested in the business.

- Grow distribution sales. Higher volume, better-utilized distribution operations represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness, and the company intends to capitalize on these improvements.

- Improve retail performance. This not only requires divestiture or closing of under-performing company-owned retail chains, but also requires increased investments in the retail concepts on which the company is focused. As of year-end 1999, the strategic plan included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's(trademark) Oklahoma, and Thompson Food Basket(registered mark)). The sale of Baker's(trademark) Oklahoma as well as the divestiture or closing of Thompson Food Basket(registered mark) were not in the original strategic plan, but no longer fit into the current business strategy. The last full year of operations for these seven chains was in 1998 with sales totaling approximately $844 million. The sale or closing of these chains is substantially complete.

  On April 25, 2000, the company announced the evaluation of strategic alternatives for the remaining conventional retail chains (Rainbow Foods(registered mark), Baker's(trademark) Nebraska, Sentry(registered mark) Foods, and ABCO Foods(trademark)), including the potential sale of these operations. The evaluation was substantially completed in the third quarter with the decision to reposition certain retail operations into the Food 4 Less(registered mark) type value retail format. The Rainbow Foods(registered mark) division has shown significant improvements in sales and earnings. Consequently, 40 of these stores will be retained and three stores sold or closed. The Minneapolis distribution center will be dedicated to supply the Rainbow Foods(registered mark) operation, with the supply of the division's independent retailers moved to the LaCrosse and Superior divisions. The company is in discussions to sell 53 ABCO Foods(trademark) stores to other retailers and expects that three will be converted to the value retail format. The company also plans to convert ten company-owned Sentry(registered mark) Foods stores to the value retail format and steps are being taken to sell the remaining 24 to existing and new distribution customers. The last full year of operations for ABCO Foods(trademark) and Sentry(registered mark) Foods was in 1999 with sales totaling approximately $1,057 million. The company expects to retain a substantial level of the distribution business for the ABCO Foods(trademark) and Sentry(registered mark) Foods operations and expects to receive approximately $100 million in net cash proceeds from the sale of ABCO Foods(trademark) and Sentry(registered mark) Foods stores. The company is continuing to explore alternatives for the 16 Baker's(trademark) Nebraska stores. The substantial completion of the evaluation of the company's conventional retail was the primary factor in a $72 million non-cash increase in the strategic plan charge during the third quarter of 2000.

- Reduce overhead and operating expenses. Overhead has been and will continue to be reduced through the company's low cost pursuit program which includes organization and process changes, such as a reduction in workforce through productivity improvements and elimination of work, centralization of administrative and procurement functions, and reduction in the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within the company, and centralizing vendor negotiations. These initiatives are well underway and have resulted in reduced costs for the company which ultimately reflect improved profitability and competitiveness.

Implementation of the strategic plan is expected to continue through 2000. This time frame accommodates the company's limited resources and customers' seasonal marketing requirements. The sale or closing of certain conventional retail stores related to the recent evaluation will continue into 2001. Expenses relating to the sale, closing, or conversion of these retail stores as well as certain disposition related costs (which can only be expensed when incurred) will continue beyond 2000.

The total pre-tax charge of the strategic plan is presently esti-mated through 2000 at $1,031 million ($255 million cash and $776 mil-lion non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The result is an increase in the estimate of the strategic plan of $249 million
($106 million cash and $143 million non-cash). The net increase is due primarily to closing the Peoria, York and Philadelphia divisions ($88 million); updating impairment amounts on the five retail chains in the original plan ($18 million); the divestiture or closing of the two chains not in the original plan ($38 million); decreasing costs related to a scheduled closing no longer planned ($18 million); impairment amounts relating to the recent evaluation of conventional retail ($76 million); and other costs including those related to the company's low cost pursuit program and centralization of administrative functions ($47 million). Updating the impairment amounts was necessary as decisions to sell, close, or convert additional operating units were made. Additionally, sales negotiations provided more current information regarding the fair value on certain chains.
There were changes in the operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to the company's low cost pursuit program and centralization of administrative functions has been accrued as incurred. The pre-tax charge recorded to-date is $1,016 million ($101 million in the third quarter of 2000, $46 million in the second quarter of 2000, $64 million in the first quarter of 2000, $137 million in 1999, and $668 million recorded in 1998). After tax, the expense for the first three quarters of 2000 was $125 million or $3.22 per share ($60 million or $1.53 per share for quarter three, $27 million or $.71 per share for quarter two and $38 million or $.98 million per share for quarter one).

Of the $101 million charge in the third quarter of 2000, $16 million will ultimately require cash expenditures. The remaining
$85 million charge consisted of non-cash items. The $101 million charge consisted of the following components:

- Impairment of assets of $81 million. The impairment components were $3 million for goodwill and $78 million for other long-lived assets. All of the goodwill charge was related to an acquisition in May of 1999.

- Restructuring charges of $2 million. The restructuring charges consisted primarily of severance related expenses due to the consolidation of certain administrative departments. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

- Other disposition and related costs of $18 million. These costs consisted primarily of inventory valuation adjustments, disposition related costs recognized on a periodic basis and other costs.

The company recorded a net loss of $46 million, or $1.17 per share, for the third quarter of 2000 and a net loss of $85 million, or $2.19 per share, for the first three quarters of 2000. The after-tax effect of the strategic plan charge and one-time items on the company's third quarter of 2000 was $61 million, or $1.56 per share, and $126 million, or $3.25 per share for the first three quarters of 2000. Excluding the strategic plan charge and one-time items, the company would have recorded net income of $15 million, or $.37 per share, for the third quarter of 2000 and net income of $41 million, or $1.03 per share, for the first three quarters of 2000.

Adjusted EBITDA.

Adjusted EBITDA for the third quarter of 2000 was $107 million and $338 million for the first three quarters of 2000. That represents a 10.2% increase in the third quarter and an 8.7% increase in the first three quarters of 2000 compared to the same time periods in 1999. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of the company's net income, operating performance, cash flow or liquidity. It is provided as additional information related to the company's ability to service debt; however, conditions may require conservation of funds for other uses. Although the company believes adjusted EBITDA enhances a reader's understanding of the company's financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA:

                        For the 12 weeks ended  For the 40 weeks ended
                           Sept 30,    Oct 2,    Sept 30,     Oct 2,
    (In millions)            2000       1999       2000        1999
  -----------------        --------    ------    --------     ------
  Net loss                   $(46)      $(14)      $(85)       $(41)
  Add back:
    Taxes on loss             (28)       (10)       (54)        (14)
    Depreciation/amortization  38         39        130         120
    Interest expense           40         37        131         127
    Equity investment results   2          2          6           8
    LIFO provision              1          3          6           9
                             ----       ----       ----        ----
        EBITDA                  7         57        134         209
  Add back non-cash strategic
   plan charges *              84         30         96          65
                             ----       ----       ----        ----
    EBITDA excluding non-cash
     strategic plan charges    91         87        230         274
  Add back strategic plan
   charges requiring cash      16         10        108          37
                             ----       ----       ----        ----
        Adjusted EBITDA      $107       $ 97       $338        $311
                             ====       ====       ====        ====

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

Additional pre-tax expense relating to the strategic plan of approximately $15 million is expected throughout the rest of 2000 as implementation of the strategic plan continues. All of the $15 million is expected to require cash expenditures. These future expenses will consist primarily of severance, relocation, real estate-related expenses and other costs expensed when incurred.

The pre-tax charges relating to the strategic plan for 1999 and 1998 totaled $137 million and $668 million, respectively, and are described in the Form 10-K for 1999 and the Form 10-K and Form 10-K/A for 1998.

The expected benefit of the plan is improved earnings through sales growth, cost reduction, more efficient working capital management, and investment focused on the most productive assets. Net earnings for 1999 excluding strategic plan charges and one-time items ("adjusted earnings") was $43 million or $1.12 per share. Adjusted earnings for the first three quarters of 2000 was $15 million or $.37 per share for quarter three, $14 million or $.35 per share for quarter two, and $12 million or $.30 per share for quarter one, with earnings per share of $.52 expected for the fourth quarter and total adjusted earnings per share of $1.54 expected for 2000. The company continues to expect annual earnings per share to exceed $3.00 by the year 2003. Sales in the distribution segment are also expected to increase. Sales in the retail segment will decrease due to the sale or closing of certain conventional retail stores.

Results of Operations

Set forth in the following table is information regarding certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

==============================================================================
                                             Sept 30,     Oct 2,
   For the 12-weeks ended                      2000        1999
------------------------------------------------------------------------------
   Net sales                                  100.00 %   100.00 %

   Gross margin                                 9.22      10.37
   Less:
   Selling and administrative                   7.85       9.00
   Interest expense                             1.22       1.14
   Interest income                              (.19)      (.22)
   Equity investment results                     .06        .07
   Impairment/restructuring charge              2.54       1.12
------------------------------------------------------------------------------
   Total expenses                              11.48      11.11
------------------------------------------------------------------------------
   Loss before taxes                           (2.26)      (.74)
   Taxes on loss                                (.87)      (.30)
------------------------------------------------------------------------------
   Net loss                                    (1.39)%     (.44)%
==============================================================================

==============================================================================
                                              Sept 30,    Oct 2,
   For the 40-weeks ended                       2000      1999
------------------------------------------------------------------------------
   Net sales                                  100.00 %   100.00 %

   Gross margin                                 9.09       9.88
   Less:
   Selling and administrative                   8.02       8.64
   Interest expense                             1.18       1.15
   Interest income                              (.23)      (.21)
   Equity investment results                     .05        .08
   Impairment/restructuring charge              1.32        .72
------------------------------------------------------------------------------
   Total expenses                              10.34      10.38
------------------------------------------------------------------------------
   Loss before taxes                           (1.25)      (.50)
   Taxes on loss                                (.49)      (.13)
------------------------------------------------------------------------------
   Net loss                                     (.76)%     (.37)%
==============================================================================

Net sales.
Net sales for the third quarter (12 weeks) of 2000 increased by $45 million, or more than 1%, to $3.3 billion from the same period in 1999. Year to date, net sales increased by $61 million, or less than 1%, to $11.1 billion from the same period in 1999.

Net sales for the distribution segment increased by 7.8% for the third quarter of 2000 to $2.6 billion compared to $2.4 billion in 1999. Year to date, net sales increased by 4.8% to $8.6 billion compared to $8.2 billion in 1999. The increase in sales was due primarily to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers. This increase was partially offset by a loss of sales previously announced from Randall's (in 1999). Sales have also been impacted by the planned closing and consolidation of certain distribution operating units. Additionally, sales comparisons were affected by the previously announced loss of sales to United, which began during the second quarter of 2000. In 1999, sales to Randall's and United accounted for less than 4% of the company's sales. The net increase in the distribution segment sales is the largest in five years.

The distribution segment had strategic plan charges and one-time items (e.g., gain on sale of facilities) that affected sales for both years with no significant effect on total distribution sales.

Retail segment sales for the third quarter of 2000 decreased $142 million, or 17%, to $694 million from the same period in 1999. Year to date, retail segment sales decreased $332 million, or 12%, in 2000 to $2.5 billion from the same period in 1999. The decrease in sales was primarily due to the divestiture of under-performing and non-strategic stores. Decreases in same-store sales of 3.5% for the third quarter and 4.1% year to date also contributed to the sales decline. The decrease was offset partially by sales from new stores opened since the third quarter of 1999. As additional conventional retail stores are sold or closed, sales will continue to decrease in the retail segment.

The difference in food price inflation for the company's product mix was not significant in 2000 or 1999.

Gross margin.
Gross margin for the third quarter of 2000 decreased by $33 million, or 10%, to $303 million from $336 million for the same period in 1999, and also decreased as a percentage of net sales to 9.22% from 10.37% for the same period in 1999. Year to date, gross margin decreased by $81 million, or 7%, to $1,011 million from $1,092 million for the same period in 1999, and also decreased as a percentage of net sales to 9.09% from 9.88% for the same period in 1999. Excluding the strategic plan charges and one-time items, gross margin for the third quarter of 2000 decreased by $28 million, or 8%, compared to the same period in 1999, and decreased as a percentage of net sales to 9.33% from 10.30% for the same period in 1999. Year to date, gross margin, excluding the strategic plan charges and one-time items, decreased by $51 million, or 5%, compared to the same period in 1999, and decreased as a percentage of net sales to 9.46% from 9.97% for the same period in 1999. The decrease in percentage to net sales was due to a change in mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment on an adjusted basis, gross margin as a percentage of gross distribution sales was down slightly for both the third quarter and year-to-date periods of 2000 compared to the same periods in 1999. This was due to competitive pricing actions and increased transportation costs which were partially offset by the benefits of asset rationalization and the centralization of procurement. For the retail segment on an adjusted basis, gross margin as a percentage of net retail sales improved significantly for both the third quarter and year-to-date periods of 2000 compared to the same periods in 1999 due to the divesting or closing of under-performing stores and the centralization of procurement. The strategic plan charges and one-time items increased in 2000 for both the third quarter and year to date compared to the same periods in 1999. The increased charges were primarily due to inventory valuation adjustments, additional depreciation and amortization on assets to be disposed of but not yet held for sale, and periodic costs recorded as incurred such as recruiting and training.

Selling and administrative expenses.
Selling and administrative expenses for the third quarter of 2000 decreased by approximately $34 million, or 12%, to $258 million from $292 million for the same period in 1999 and decreased as a percentage of net sales to 7.85% for 2000 from 9.00% in 1999. Year to date, selling and administrative expenses decreased by $64 million, or 7%, to $892 million in 2000 from $956 million for the same period in 1999 and decreased as a percentage of net sales to 8.02% for 2000 from 8.64% in 1999. Excluding the strategic plan charges and one-time items, selling and administrative expenses for the third quarter of 2000 decreased by $41 million, or 14%, compared to the same period in 1999, and decreased as a percentage of net sales to 7.43% from 8.81% for the same period in 1999. Year to date, selling and administrative expenses, excluding the strategic plan charges and one-time items, decreased in 2000 by $75 million, or 8%, compared to the same period in 1999, and decreased as a percentage of net sales to 7.81% from 8.53% for the same period in 1999. The decreases were due to asset rationalization, the company's low cost pursuit program, and centralizing administrative functions, but also due to a reduction in the significance of the retail segment. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower selling and administrative expenses as a percentage of sales versus the retail segment.

The strategic plan charges and one-time items were significantly higher in both the third quarter and year-to-date periods of 2000 compared to the same periods in 1999. The strategic charges were primarily made up of moving and training costs associated with the consolidation of the accounting and human resource functions. The one-time items included impairment costs primarily relating to the Rainbow Foods(registered mark) chain partly offset by net litigation settlements.

For the distribution segment on an adjusted basis, selling and administrative expenses as a percentage of net sales improved for both the third quarter and year-to-date periods of 2000 compared to the same periods in 1999 due to asset rationalization and the centralization of administrative functions. For the retail segment on an adjusted basis, selling and administrative expenses as a percentage of retail sales decreased for both the third quarter and year-to-date periods of 2000 compared to the same periods in 1999 due to the divestiture or closing of under-performing stores, the centralization of administrative functions, and operating cost reductions. This was offset by costs associated with closing certain retail stores.

The company has a significant amount of credit extended to its customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in, and secured and unsecured loans to, certain customers. Secured loans generally have terms up to ten years. Credit loss expense is included in selling and administrative expenses and was $7 million for the third quarter of 2000 and $5 million for the same period of 1999. Year to date, credit loss expense was $19 million in 2000 and $18 million in 1999.

Operating earnings.
Operating earnings remained flat for the third quarter of 2000 compared to the same period of 1999 at $45 million and decreased year to date to $119 million in 2000 from $137 million in 1999. Excluding the strategic plan charges and one-time items, operating earnings for the third quarter of 2000 increased by approximately $13 million, or 28%, to $62 million from $49 million for the same period of 1999. Year to date, operating earnings, excluding the strategic plan charges and one-time items, increased by $24 million, or 15%, to $183 million in 2000 from $159 million for the same period of 1999.

Operating earnings for the distribution segment increased for the third quarter of 2000 to $79 million from $69 million for the same period of 1999 and increased year to date to $224 million in 2000 from $214 million in 1999. Excluding the strategic plan charges and one-time items, operating earnings for the third quarter of 2000 increased by $9 million, or 13%, to $79 million from $70 million for the same period of 1999. Year to date, operating earnings, excluding the strategic plan charges and one-time items, increased by approximately $24 million, or 11%, to $248 million in 2000 from $224 million for the same period of 1999. Operating earnings improved primarily due to the benefits of consolidating distribution operating units, reducing costs, centralizing certain procurement and administrative functions in support services and improving sales. The strategic charges and one-time items for the third quarter were slightly lower than the prior year, but year to date were significantly higher than the prior year. The strategic charges were primarily made up of inventory valuation adjustments, moving and training costs associated with the consolidation of the accounting and human resource functions, and additional depreciation and amortization on assets to be disposed of but not yet held for sale. The one-time items were gains on sales of facilities in both years.

Operating earnings for the retail segment increased by $2 million to $6 million for the third quarter of 2000 from $4 million for the same period of 1999. Year to date, operating earnings increased $14 million to $35 million in 2000 from $21 million in 1999. Excluding the strategic plan charges and one-time items, operating earnings increased by approximately $13 million to $19 million in the third quarter of 2000 from $6 million for the same period of 1999 and increased by approximately $27 million year to date to $58 million in 2000 and $31 million in 1999. Operating earnings were improved primarily by divesting or closing under-performing chains and centralizing certain administrative functions in support services. The strategic charges were primarily made up of inventory valuation adjustments and moving costs. The one-time items were primarily impairment costs relating to an on-going chain.

Support services expenses increased in the third quarter of 2000 compared to the same period of 1999 by $12 million to $40 million from $28 million. Year to date, support services expenses increased by $42 million to $140 million in 2000 from $98 million in 1999. Excluding the strategic plan charges and one-time items, support services expenses increased by approximately $10 million to $37 million in the third quarter of 2000 from $27 million for the same period of 1999 and increased by $27 million year to date to $123 million in 2000 from $96 million in 1999. The increase in expense was primarily due to centralizing certain procurement and administrative functions from the distribution and retail segments. Strategic plan charges were higher in 2000 due to moving and training expenses associated with the centralization of the procurement and administrative functions. One-time items resulted in 2000 from net litigation settlements.

Interest expense.
Interest expense for the third quarter of 2000 of $40 million was $3 million higher than the same period in 1999 due primarily to higher average debt balances and higher average interest rates. Year to date, interest expense of $132 million in 2000 was $4 million higher in 2000 compared to the same period in 1999 due primarily to higher average debt balances.

Interest income.
Interest income of $6 million for the third quarter of 2000 was $1 million lower than the same period of 1999 due primarily to lower average balances of notes receivable and direct financing lease receivables. Year to date, interest income of $25 million in 2000 was $2 million higher than the same period in 1999 due primarily to a tax refund receivable.

Equity investment results.
The company's portion of operating losses from equity investments remained unchanged at $2 million for the third quarter of 2000 compared to the same period of 1999. Year to date, equity investment results has improved by approximately $2 million to $6 million in 2000 from $8 million in 1999.

Impairment/restructuring charge.
The pre-tax charge recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of the company's strategic plan announced in 1998) was $101 million for the third quarter of 2000 compared to $46 million for the same period of 1999. The $101 million charge in 2000 was recorded with $83 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. The $46 million charge in 1999 was recorded with $36 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines.

Year to date, the pre-tax charge was $211 million for 2000 compared to $107 million for the same period of 1999. The $211 million charge in 2000 was recorded with $147 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. The $107 million charge in 1999 was recorded with $79 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rates for the 40 weeks of 2000 and 1999 were 39.1% and 25.9%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year. The tax amount for the third quarter of both years was derived using the 40 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 28 weeks of the year.

Certain accounting matters.
The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for 2001. The company will adopt SFAS No. 133 by the required effective date. The company has appointed an implementation team to study the potential impact and review written policies regarding hedge accounting within a set timeframe. The company presently believes there will not be a significant impact on its financial statements from adopting the new standard.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No. 101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 is effective no later than the fourth quarter of 2000. The company currently believes the implementation of SAB No. 101 may have an impact on the classification of net sales and cost of goods sold, but no material impact on earnings.

Other.
Costs relating to the implementation of the strategic plan have negatively affected earnings in the first 40-weeks of 2000 and are likely to continue for the near term at a reduced amount. Cash expended relating to the strategic plan is currently estimated at $129 million in 2000 and $32 million in 2001.

Liquidity and Capital Resources

In the three quarters ended September 30, 2000, the company's principal sources of liquidity were cash flows from operating activities, borrowings under the company's credit facility, and the sale of certain assets. The company's principal sources of capital, excluding shareholders' equity, during this period were banks and lessors.

Net cash provided by operating activities.
Operating activities generated $27 million of net cash flows for the three quarters ended September 30, 2000 compared to $161 million for the same period in 1999. Included in 2000 were $267 million of gross cash flows from operations, $107 million of strategic plan related expenditures, and $5 million used for a net increase in working capital. Also included were $128 million of changes primarily related to other assets and other liabilities for timing differences for certain accrued and prepaid expenses.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) are expected to be $22 million for the fourth quarter of 2000, or a total of $129 million for the full year. Cash expenditures for these charges (on a pre-tax basis) are expected to be $32 million in 2001 and $21 million in 2002. Cash requirements for the strategic plan have begun to decrease significantly compared to the first three quarters of 2000. Management believes working capital reductions, proceeds from asset sales, increased earnings related to the successful implementation of the strategic plan, and tax savings will provide more than adequate cash flows to cover all of these costs.

Net cash used in investing activities.
Investment-related activity resulted in $7 million of net cash investments for the three quarters ended September 30, 2000 compared to a $174 million use of funds in the same period of 1999. In 2000, capital expenditures and investment for acquired businesses were almost entirely offset by cash provided by asset sales, collections on notes receivable and other investing-related activities. Capital expenditures and investment for acquired businesses totaled $110 million for the first three quarters of 2000 compared to $201 million for the same period of 1999.

Net cash provided by financing activities.
Net cash provided by financing activities was $22 million for the three quarters ended September 30, 2000 compared to $47 million net cash provided for the same period last year. In 2000, long-term debt decreased by a net amount of $36 million while capital lease obligations increased by a net amount of $5 million, which included $15 million in principal payments for capital leases.

At the end of the third quarter of 2000, outstanding loans and letters of credit under the credit facility totaled $163 million in term loans, $362 million in revolver loans, and $46 million in letters of credit. Based on actual borrowings and letters of credit issued, the company could have borrowed an additional $192 million under the revolver.

On April 25, 2000, the company announced the evaluation of strategic alternatives for the remaining conventional retail chains which was substantially completed in the third quarter with the decision to reposition certain retail operations into the Food 4 Less(registered mark) type value format. The company is also in discussions to sell 53 ABCO Foods(trademark) stores and 24 Sentry(registered mark) Foods stores to other retailers. The company expects to retain a substantial level of the distribution business for these operations and expects to receive approximately $100 million in net cash proceeds from the sale of ABCO Foods(trademark) and Sentry(registered mark) Foods stores. Any net cash flows from such sales could be used to prepay debt or help to finance business investment. The company is continuing to explore alternatives for the 16 Baker's(trademark) Nebraska stores.

For the foreseeable future, the company's principal sources of liquidity and capital are expected to be cash flows from operating activities, the company's ability to borrow from banks and other lenders, and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. Management believes these sources will be adequate to meet working capital needs, capital expenditures, expenditures for acquisitions (if any), strategic plan implementation costs and other capital needs for the next 12 months. Management also believes these sources will be adequate to provide for the redemption of the $300 million of senior notes which mature on December 15, 2001.

Contingencies

From time to time the company faces litigation or other contingent loss situations resulting from owning and operating its assets, conducting its business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject the company to material contingent liabilities. In accordance with applicable accounting standards, the company records as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, the company discloses material loss contingencies in the notes to its financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in
Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the financial condition or prospects of the company. Also see Legal Proceedings.

Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody projections and assumptions which may prove to have been inaccurate, including expectations for years 2000 and beyond, the company's ability to successfully achieve the goals of its strategic plan and continue to reverse sales declines, cut costs and improve earnings; the company's assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; the company's ability to expand portions of its business or enter new facets of its business; and the company's expectations regarding the proceeds from asset sales and adequacy of capital and liquidity. The management of the company has prepared the financial projections and other forward-looking statements included in this document on a reasonable basis, and such projections and statements reflect the best estimates and judgments currently available and present, to the best of management's knowledge and belief, the expected course of action and the expected future financial performance of the company. However, this information is not fact and should not be relied upon as necessarily indicative of future results, and readers of this document are cautioned not to place undue reliance on the projected financial information or other forward-looking information. The projections were not prepared with a view to compliance with the guidelines established by the American Institute of Certified Public Accountants regarding projections. These projections, forward-looking statements and the company's business and prospects are subject to a number of factors which could cause actual results to differ materially including the risks associated with the successful execution of the company's strategic business plan; adverse effects of labor disruptions; adverse effects of the changing industry environment and increased competition; sales declines and loss of customers; disruption caused by exploration of strategic alternatives regarding conventional retail; adverse results in pending or threatened litigation and legal proceedings, and exposure to other contingent losses; failure of the company to achieve necessary cost savings; and the negative effects of the company's substantial indebtedness and the limitations imposed by restrictive covenants contained in the company's debt instruments. These and other factors are described in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and in other periodic reports available from the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material change has occurred since year-end 1999.  See Item
7A. Quantitative and Qualitative Disclosures about Market Risk in the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth in Note 6 in the notes to the consolidated condensed financial statements, which information is incorporated herein by reference, is information regarding certain litigation involving the company.

Welsh. In April 2000, the operators of two grocery stores in Van Horn and Marfa, Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation, and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and prejudgment and post-judgment interest. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, the Welsh case has been transferred to the Western District of Missouri for pre-trial proceedings. No trial date has been set in this case.

From time to time, the company is a party to litigation in which claims against the company are made by present and former customers, sometimes in situations involving financially troubled or failed customers. Except as noted in this report, the company does not believe that any such claim will result in a material adverse effect on the company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit Number
    --------------
    10.74*   Form of Indemnification Agreement for Directors

    10.75*   Form of Indemnification Agreement for Executive Officers

    12       Computation of Ratio of Earnings to Fixed Charges

    15       Letter from Independent Accountants as to Unaudited
             Interim Financial Information

    27       Financial Data Schedule
---------------
     *  Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

     On October 18, 2000, pursuant to Item 5, the company announced its net earnings for the third quarter 2000, which included a strategic plan pre-tax charge of $101 million, primarily related to the completion of the recent strategic evaluation of the conventional retail stores.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLEMING COMPANIES, INC.
                                  (Registrant)

Date: November 13, 2000       NEAL J. RIDER
                              Neal J. Rider
                              Executive Vice President,
                              Chief Financial Officer

                             EXHIBIT INDEX
Exhibit
Number   Description                        Method of Filing
-------  -----------                        ----------------
10.74    Form of Indemnification Agreement  Filed herewith electronically for Directors

10.75 Form of Indemnification Agreement Filed herewith electronically for Executive Officers

12       Computation of Ratio of Earnings   Filed herewith electronically
         to Fixed Charges

15       Letter from Independent            Filed herewith electronically
         Accountants as to Unaudited
         Interim Financial Information

27       Financial Data Schedule            Filed herewith electronically