Form 10-K405
period 2000-12-30
FLEMING COMPANIES INC /OK/
filed 2001-03-23
CIK 352949

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 30, 2000

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                         to

                      Commission file number 1-8140

                         FLEMING COMPANIES, INC.
         (Exact name of registrant as specified in its charter)

         Oklahoma                                            48-0222760
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   1945 Lakepointe Drive, Box 299013
       Lewisville, Texas                                      75029
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (972) 906-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the common shares (based upon the closing price on March 9, 2001 of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $930 million.

As of March 9, 2001, 39,753,000 common shares were outstanding.

                   Documents Incorporated by Reference

A portion of Part III has been incorporated by reference from the registrant's proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001.

                                 PART I

ITEM 1.  BUSINESS

Fleming is an industry leader in the distribution of consumable goods, and also has a growing presence in operating "price impact" supermarkets. Through our distribution segment, we distribute products to customers that operate approximately 3,000 supermarkets, 3,000 convenience stores and nearly 1,000 supercenters, discount stores, limited assortment stores, drug stores, specialty stores and other stores across the U.S. We expect to substantially increase our distribution volume in connection with, among other things, our recently announced ten-year, $4.5 billion per year strategic alliance with our largest customer, Kmart Corporation. In addition, our retail segment currently operates 94 supermarkets. In the fiscal year ended December 30, 2000, we generated total net sales of $14.4 billion.

Our distribution segment net sales were $11.2 billion for 2000, a 5.8% increase over the prior year, and represented approximately 77% of total net sales in 2000. To supply our customers, we have a network of 31 distribution centers that have a total of approximately 19 million square feet of warehouse space. To support our new business from Kmart, we expect to add up to three new distribution centers over the next several months. Once that infrastructure is in place, we believe that we will be the only distributor of consumable goods serving customers in all 50 states. In addition to product storage, handling and distribution functions, we also provide our customers with an offering of advertising, store development, accounting, pricing and retail technology services.

Our retail segment net sales were $3.3 billion for 2000, which represented approximately 23% of total net sales. Of that amount, $1.9 billion was attributable to continuing chains, which represents a 4.8% increase over the prior year. Our continuing chains currently include 30 price impact supermarkets under the Food 4 Less banner and ten additional supermarkets which we intend to convert to the price impact format. Price impact supermarkets offer deep-discount, everyday low prices in a warehouse-style format. These stores typically cost less to build, maintain and operate than conventional supermarkets. We also operate 44 supermarkets that are adopting certain elements of the price impact format under the Rainbow Foods banner. In addition, we also operate ten limited assortment stores under the Yes!Less banner. Limited assortment stores offer a narrow selection of low-price, private label food and other consumable goods, as well as general merchandise.

In recent years, consumers have been shifting their purchases of food and other consumable goods away from conventional full-service grocery stores towards other retail channels, such as price impact supermarkets, discount stores, supercenters, convenience stores, drug stores and ethnic food stores. Since 1998, we have repositioned our distribution segment to become a highly-efficient supplier to these retail channels, and as a result, our distribution segment has experienced renewed sales growth. In addition, we believe price-sensitive consumers are underserved in the retail grocery market, so we have repositioned our retail segment to expand our presence in the price impact format.

Repositioning of Fleming

In late 1998, Mark Hansen joined Fleming as our Chairman and Chief Executive Officer. Together with other new members of senior management, he established the following strategic initiatives in order to reposition us for growth:

- lower the cost of goods sold and the cost of our distribution services in order to increase sales to existing customers and attract new customers;

- diversify our customer base by appealing to retailers beyond our traditional conventional supermarket customers; and

- reposition our retail segment by selling or closing most of our conventional format supermarkets and opening additional price impact supermarkets.

In the course of implementing our strategic initiatives, since 1998, we have, among other accomplishments:

- closed or consolidated 12 of our distribution centers, which resulted in:

    - increased average sales per full-line distribution center by more than 40% from $390 million in 1998 to $550 million in 2000, and

    - increased average sales per full-line distribution segment employee by more than 12% from 1998 to 2000;

- centralized the majority of our purchasing operations in our customer support center near Dallas, Texas;

- centralized our accounting, human resources, information technology and other support services in our shared services center in Oklahoma City, Oklahoma;

- sold or closed 152 conventional supermarkets, with 86 more to be sold or closed;

-   opened 14 additional price impact supermarkets; and

- instituted a "culture of thrift" among our employees, in part through our Low Cost Pursuit Program.

We believe these initiatives have lowered our cost structure, improved the economics we can offer our traditional retail customers and strengthened our appeal to new channel retailers. We believe these improvements have been the key to our ability to increase distribution segment sales for the last five consecutive quarters (year-over-year comparisons). In 2000, we added approximately $1.2 billion in gross annual distribution segment sales from both new channel retailers and our traditional supermarket customers.

Competitive Strengths

Low-Cost, High-Volume National Distribution System: We have consolidated our smaller distribution centers into high-volume distribution centers. Our distribution centers produce average annual sales that are among the highest in the consumable goods distribution industry. Our procurement and logistics capabilities, combined with the scale of our distribution centers, have enhanced our ability to provide customers with lower-cost merchandise and services that improve customer acquisition and retention. Our larger, super-regional distribution centers are able to conduct profitable operations at an extended range, thereby increasing our potential market reach.

Efficient Centralized Purchasing: Category management decisions and vendor negotiations for more than 60% of our merchandise procurement are conducted in one location. Our customer support center is one of the largest buyers of consumable goods in the U.S. Centralized purchasing generates economies of scale because it enables us in one location to purchase goods more efficiently by eliminating redundancy involved in purchasing through multiple locations, which we believe increases our leverage with vendors. We believe that our centralized purchasing capabilities are valuable to national retailers such as Kmart as well as the smaller, independent retailers that make up our traditional customer base because we offer greater convenience and lower cost.

Diverse Distribution Customer Base: We distribute to approximately 2,500 companies that operate almost 7,000 retail store locations under a wide variety of formats across the U.S. Other than Kmart, no customer accounted for more than 2% of our fiscal 2000 net sales.

Successful Price Impact Retail Format: Our price impact supermarkets offer name-brand and private label consumable goods at significantly lower prices than conventional format supermarkets. We keep prices low by leveraging our existing distribution and procurement capabilities and maintaining a lower cost structure associated with operating these stores. We believe this format is profitable because we offer a reduced number of product selections, focus on high-turnover products and product categories, employ flow-through distribution methods which reduce product storage and handling expense, and minimize store operating costs through a warehouse-style operation.

Business Strategy

Our business strategy is to use our competitive strengths to achieve sales and earnings growth in both our distribution segment and retail segment. As principal elements of our strategy, we intend to:

Grow Sales to New Channel Retailers: We are rapidly moving beyond our historic market position and have targeted three key growth sectors. First, we are focusing on broad assortment/destination retailers, including supercenters and discount stores, and have demonstrated significant penetration in this market as evidenced by our distribution arrangements with Kmart and Target, Inc. Second, we are concentrating on precision assortment/neighborhood retailers such as convenience stores, drug stores and ethnic food stores. Our recent efforts in these markets include distribution agreements with significant customers such as Clark Retail Enterprises. Finally, we intend to focus on precision assortment/destination retailers typified by large-store formats such as cash-and-carries and price impact stores.

Grow Sales to Traditional Format Customers: Despite being the second largest distributor in the $110 billion wholesale grocery industry, we account for approximately 10% of this traditional core market, representing substantial room for additional growth. Our repositioned distribution segment has already enabled us to increase sales to existing and new customers, and we expect to be able to continue this trend. We routinely conduct detailed market studies to identify potential new customers in areas contiguous to existing customers, as we have capacity in our high-volume distribution centers to serve additional local independent stores or chains. Many potential customers are currently served by local or regional wholesalers that do not have the efficiencies associated with our procurement scale and do not provide the full scope of retail services that we provide.

Expand Price Impact Format: We believe we have a substantial opportunity to grow our retail segment's price impact supermarket operations. Because price impact stores cost less to build, maintain and operate than conventional supermarkets, we expect to be able to grow our price impact supermarket operations while incurring fewer capital expenditures than operators of conventional retail stores. We currently own and operate 30 price impact supermarkets, and we intend to add up to 25 price impact supermarkets in 2001 through a combination of construction of new stores, conversion of existing stores and acquisitions.

Leverage Efficiencies Created by Our Kmart Distribution Agreement: We believe our new distribution agreement with Kmart and the resulting substantial increase in our distribution volume will provide us with increased economic and purchasing leverage that will benefit all of our existing and potential new customers. We have established a "best practices" team with Kmart based in Troy, Michigan that focuses on reducing costs and achieving greater efficiencies in our product supply chain. In addition, we believe that the increased volume of candy and tobacco that we will distribute as a result of the Kmart distribution agreement will enable us to compete more effectively for convenience store distribution business.

Continue to Improve Working Capital Management and Reduce Costs: We intend to improve our working capital management primarily by improving inventory turns. To do this, we will continue to improve vendor inventory management practices, further develop our central procurement operations, improve ad forecasting with our customers, effectively manage alternative channels of product delivery to retail locations and invest in systems enhancements. In addition, to strengthen our position as a low-cost supplier to our customers and increase our profitability, we have instituted a "culture of thrift" among our employees and developed initiatives to reduce our expenses through our Low Cost Pursuit Program.

Financial results

We generated net sales of $14.4 billion, $14.3 billion and $14.7 billion for 2000, 1999 and 1998, respectively. The net loss for fiscal 2000 was $122 million which was largely due to a $309 million pre-tax charge related to the strategic plan. We generated net earnings before strategic plan charges and one-time adjustments of $62 million, $43 million and $32 million for fiscal 2000, 1999 and 1998, respectively. Additionally, we generated net cash flows from operations of $245 million, $175 million and $151 million for the same periods, respectively, before payments related to the strategic plan. The combined businesses generated $456 million, $411 million and $431 million of adjusted EBITDA for fiscal 2000, 1999 and 1998, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and other non-recurring expense or income items). Adjusted EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe adjusted EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA (in millions):

                                         2000      1999     1998
                                         ----      ----     ----

   Net loss                             $(122)     $ (45)   $ (511)
   Add back:
     Taxes on loss                        (79)       (18)      (88)
     Depreciation/amortization            169        158       180
     Interest expense                     175        165       162
     Equity investment results              8         10        12
     LIFO provision                         3         11         8
       EBITDA                             154        281      (237)
                                          ---        ---      ----
     Add back non-cash strategic plan
      charges and one-time items          129         92       594
                                          ---        ---      ----
        EBITDA excluding non-cash
         strategic plan charges           283        373       357
     Add back strategic plan charges and
      one-time items ultimately requiring
      requiring cash                      173         38        74
                                          ---        ---      ----
        Adjusted EBITDA                 $ 456      $ 411     $ 431
                                        =====      =====     =====

Depreciation and amortization for 2000 includes $7 million of strategic plan charges. The adjusted EBITDA amount represents cash flow from operations excluding unusual or infrequent items. In our opinion, adjusted EBITDA is the best starting point when evaluating our ability to service debt. In addition, we believe it is important to identify the cash flows relating to unusual or infrequent charges and strategic plan charges, which should also be considered in evaluating our ability to service debt.

Recent Developments

New Kmart Strategic Alliance

On February 7, 2001, we announced a ten-year strategic alliance under which we will supply to Kmart substantially all of the food and consumable products in all current and future Kmart and Kmart supercenter stores in the U.S. and the Caribbean, estimated at $4.5 billion annual sales. This new supply arrangement includes grocery, frozen, dairy, packaged meat and seafood, produce, bakery/deli, fresh meat, cigarettes, tobacco and candy. This strategic alliance may be further expanded to include an agreement on health and beauty products and related categories. It is planned that certain aspects of our price impact retail format could be incorporated into Kmart's merchandising programs, which could extend our combined procurement leverage. In addition, Kmart will offer us access to its strengths in general merchandise and seasonal goods. Kmart will adopt our "BestYet" private label program and pay fees to us based on brand management.

Yucaipa Investment

On February 7, 2001, we announced a $50 million investment in our common stock by an affiliate of The Yucaipa Companies, an investment group controlled by Ron Burkle. Through this investment, Yucaipa will acquire approximately 3.8 million new shares, representing approximately 8.7% of our outstanding common stock. Yucaipa has substantial experience in the retailing and distribution sectors, including past investments in such food retailers as Food 4 Less Supermarkets, Inc., Ralph's Grocery Company, Dominick's Finer Foods and Fred Meyer, Inc. Yucaipa has also acquired a 12-month option to invest an additional $50 million in our common stock at the then-current average market price. The Yucaipa investment closed on March 22, 2001.

Our Distribution Segment

Our distribution segment sells food and non-food products to supermarkets, convenience stores, supercenters, discount stores, limited assortment stores, drug stores, specialty stores and other stores across the U.S. We also offer a variety of retail support services to independently-owned and company-owned retail stores. Net sales for our distribution segment were $11.2 billion for fiscal 2000, excluding sales to our own retail stores. Sales to our own retail stores totaled $1.8 billion during fiscal 2000.

In the course of implementing our strategic plan, since 1998 we have closed or consolidated 12 of our distribution centers, which has increased volumes at our remaining 31 distribution centers. As a result, we now have four distribution divisions with net sales for 2001 expected to be over $1 billion each. We have a total of 26 distribution divisions, some of which encompass multiple distribution centers that have common management.

Customers Served: During 2000, our distribution segment served a wide variety of retail operations located in 41 states. The segment serves customers operating as conventional supermarkets (averaging approximately 23,000 total square feet), superstores (supermarkets of 30,000 square feet or more), supercenters (a combination of discount store and supermarket encompassing 110,000 square feet or more), warehouse stores ("no-frills" operations of various large sizes), combination stores (which have a high percentage of non-food offerings) and convenience stores (generally under 4,000 square feet and offering only a limited assortment of products).

Our top ten customers accounted for approximately 17% of our total net sales during 2000. Kmart Corporation, our largest customer, represented approximately 10% of our total net sales in 2000, which we project will increase to a significantly greater percentage of our total net sales in 2001. No other single customer represented more than 2% of our fiscal 2000 net sales.

Pricing. The distribution segment uses market research and cost analyses as a basis for pricing its products and services. In all operating units, retail services are individually and competitively priced. We have three basic marketing programs for our distribution business: FlexMate, FlexPro and FlexStar.

The FlexMate marketing program prices product to customers at a quoted sell price, a selling price established by us that may include a mark-up. The FlexMate marketing program is available as an option in all operating units for grocery, frozen and dairy products. In all operating units, a quoted sell price method is used for meat, produce, bakery goods, delicatessen products, tobacco supplies, general merchandise and health and beauty care products. A distribution fee is usually added to the quoted sell price based upon the product category. Under some marketing programs, freight charges are also added to offset in whole or in part our cost of delivery services provided. Any cash discounts, certain allowances and service income earned from vendors may be retained by the distribution segment. This has generally been referred to as the "traditional pricing" method.

Under FlexPro, grocery, frozen and dairy products are priced at their net acquisition value which is generally comparable to the net cash price paid by the distribution segment. Vendor allowances and service income are passed through to the customer. Service charges are established using the principles of activity-based pricing modified by marketing considerations. Activity-based pricing attempts to identify our cost of providing certain services in connection with the sale of products such as transportation, storage and handling. Based on these identified costs, and with a view to market responses, we establish charges for these activities designed to recover our cost and provide us with a reasonable profit. These charges are then added to the net product price. We also charge a fee for administrative services provided to arrange and manage certain allowances and service income offered by vendors and earned by the distribution segment and its customers.

FlexStar uses the same product pricing as FlexPro, but generally uses a less complex presentation for distribution service charges. FlexStar averages the charges across items and orders and provides the customer a more consistent percentage base charge by department.

Kmart product pricing for grocery, frozen, dairy, produce, packaged meat, bakery and deli products will follow the FlexPro/FlexStar pricing methodology, priced at their net acquisition value, with vendor allowances passed through. Random weight meat and deli products will be priced at our last received cost. Certain other items will be priced at net acquisition value plus a negotiated fee. In addition, Kmart will pay us a logistics fee equal to a percentage of purchases based on volume, and a negotiated fixed annual procurement fee.

Fleming Brands. Fleming Brands are Fleming-owned brands that we offer exclusively to our customers. Fleming Brands, which include BestYet, Nature's Finest, SuperTru, Marquee, Rainbow and Exceptional Value, are positioned to compete with national brand products and value brand products. As part of our recent Kmart strategic alliance, Kmart has agreed to adopt our BestYet private label program in its Kmart and Kmart supercenter stores.

Controlled labels are offered only in stores operating under specific banners (which may or may not be controlled by us). Controlled labels are products to which we have exclusive distribution rights to a particular customer or in a specific region. We offer two controlled labels, IGA and Piggly Wiggly brands, which are national quality brands.

Procurement. We have centralized the majority of our merchandise procurement. This makes more efficient use of our procurement staff, improves buying efficiency and reduces the cost of goods. Our customer support center near Dallas is one of the largest buying locations of consumable goods in the U.S. We believe that our centralized purchasing capabilities are valuable to national retailers such as Kmart as well as the smaller, independent retailers that make up our traditional customer base.

Retail Services. Retail services are marketed, priced and delivered separately from other distribution operations. Our retail services marketing and sales personnel look for opportunities to cross-sell additional retail services as well as other distribution segment products to their customers. Through our recently established retail account executive, or RAE, programs, we offer consulting, strategic planning, administrative and information technology services to customers to assist them in improving store performance. Incentive compensation for our RAEs is based on the performance of the customers they serve.

Facilities and Transportation. At the end of 2000 our distribution segment operated 22 full-line distribution centers which are responsible for the distribution of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise and specialty food operating units distribute health and beauty care items and other items of general merchandise and specialty foods. Three warehouse facilities serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. Our distribution centers comprise approximately 19 million square feet of warehouse space. Additionally, the distribution segment rents, on a short-term basis, approximately 432,000 square feet of off-site temporary storage space.

Transportation arrangements and operations vary by distribution center and may vary by customer. Some customers prefer to handle product delivery themselves, others prefer us to deliver products, and still others ask us to coordinate delivery with a third party. Accordingly, many of our distribution centers maintain a truck fleet to deliver products to customers, and several of our distribution centers also engage dedicated contract carriers to deliver products. We increase the utilization of our truck fleet by back-hauling products from suppliers and others, thereby reducing the number of empty miles traveled. To further increase our fleet utilization, we have made our truck fleet available to other firms on a for-hire carriage basis.

Capital Invested in Customers. As part of our services to retailers, we provide capital to certain customers by extending credit for inventory purchases, by becoming primarily or secondarily liable for store leases, by leasing equipment to retailers, by making secured loans and by making equity investments in customers:

- Extension of Credit for Inventory Purchases. Customary trade credit terms are usually the day following statement date for customers on FlexPro or FlexStar and up to seven days for other marketing plan customers.

- Store and Equipment Leases. We lease stores for sublease to certain customers. At year-end 2000, we were the primary lessee of approximately 600 retail store locations subleased to and operated by customers. We also lease a substantial amount of equipment to retailers. Our lease terms generally provide for a reasonable profit.

- Secured Loans and Lease Guarantees. We make loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, bear interest at rates above the prime rate, and are for terms of up to ten years. Loans are approved by our business development committee following written approval standards. We believe our loans to customers are illiquid and would not be investment grade if rated. From time to time, we also guarantee the lease obligations of certain of our customers.

In making credit and investment decisions, we consider many factors, including estimated return on capital, assumed risks and benefits (including our ability to secure long-term supply contracts with these customers).

At year-end 2000, we had loans outstanding to customers totaling $110 million ($2 million of which were to retailers in which we also had an equity investment). We also have investments in customers through direct financing leases of real property and equipment, lease guarantees, operating leases or credit extensions for inventory purchases. The present values of our obligations under such direct financing leases and lease guarantees were $182 million and $14 million, respectively, at year- end 2000. Our credit loss expense from receivables as well as from investments in customers was $29 million in 2000, which is comparable to prior years.

Franchising. We also license or grant franchises to retailers to use certain registered trade names such as Piggly Wiggly, Food 4 Less (a registered service mark and trademark that we are authorized to use pursuant to a restricted license granted by Ralph's Grocery Company, a subsidiary of Kroger Co.), Sentry, Super 1 Foods, Festival Foods, Jubilee Foods, Jamboree Foods, MEGAMARKET, Shop `N Kart, American Family, Big Star, Big T, Buy for Less, County Pride Markets, Red Fox, Shop N Bag, Super Duper, Super Foods, Super Thrift, Thriftway and Value King.

We encourage independents and small chains to join one of the Fleming Banner Groups to receive many of the same marketing and procurement efficiencies available to larger chains. The Fleming Banner Groups are retail stores operating under one of a number of banners representing either a conventional or price impact retail format.

Cost-Reduction Initiatives. To strengthen our position as a low-cost supplier to our retail customers and increase our profitability, we instituted a "culture of thrift" among our employees and developed initiatives to reduce our expenses through our Low Cost Pursuit Program. This program focuses on five areas: merchandising and procurement, logistics and distribution, shared services and finance, retail operations, and customer relations. In the merchandising and procurement functions, we have lowered cost of goods and administrative costs by centralizing most of our procurement functions, which were conducted in individual distribution centers, into one national procurement center near Dallas, which is now one of the largest procurement locations in the U.S. The logistics and distribution functions have removed costs associated with back-haul, in-bound transportation and other logistics functions. In addition, we established a new shared services center in Oklahoma City where we have centralized the management of our accounting, human resources, information technology and other support services. Retail operations have implemented best demonstrated practices to reduce labor costs and reduce store operating costs, and certain administrative functions have also been centralized for retail operations. Finally, customer relations has established a single point of contact for each customer to eliminate many paper-based processes and improve customer communications.

Our Retail Segment

Our retail segment operates 94 supermarkets under a variety of formats. Our continuing chains include 30 price impact supermarkets under the Food 4 Less banner, and ten additional supermarkets which we intend to convert to the price impact format in 2001 and 2002. We also operate 44 supermarkets that are adopting certain elements of the price impact format under the Rainbow Foods banner. Price impact supermarkets offer deep-discount, everyday low prices in a warehouse-style format. In addition, we operate ten limited assortment stores under the Yes!Less banner, four of which we opened in 2001. Our limited assortment stores offer a narrow selection of low-price, private label food and other consumable goods, as well as general merchandise.

Price Impact Supermarkets. Our retail segment owns and operates 30 Food 4 Less price impact supermarkets, of which 19 are located in Northern California, six in the Salt Lake City, Utah area, four in the Phoenix, Arizona area and one in Wisconsin. Of these 30 stores, 14 have opened since the beginning of 1999. These stores offer deep-discount, everyday low prices well-below those offered by conventional supermarkets and carry prices for grocery products which are also generally lower than supercenters. Our price impact supermarkets are also known for their quality meat and produce offerings. These supermarkets average 55,000 square feet in size, generate average weekly sales of more than $450,000.

Our price impact supermarkets serve price-sensitive middle-income consumers that may have larger-than-average families. These stores have a wider trade area than conventional supermarkets yet are generally more convenient to shop than supercenters.

Our price impact supermarkets offer name-brand food and consumable goods at significantly lower prices than conventional format retail store operators because of the many low-cost features of our stores. These features include: offering a reduced number of product selections, focusing on popular, name-brand products and product categories; employing flow-through distribution methods which reduce product storage and handling expense; and minimizing store operating costs by presenting a warehouse-style operation.

These stores do not cost as much as conventional stores to construct and maintain, as price impact stores typically feature cement floors, cinder block walls, exposed ceilings and walk-in freezers and coolers which combine the typically separate storage and display areas. In addition, price impact stores produce lower operating expenses, primarily as a result of less labor content due to pallet or case-loading display racks, fewer product categories offered due to focusing on the more popular items, self bagging, and elimination of on-site service departments such as a bakery or butcher shop.

We believe price-sensitive consumers are underserved on a nationwide basis. We believe we have a substantial opportunity to grow our retail segment's price impact supermarket operations. Our national distribution presence can adequately support the continued growth of our price impact retail operations. Because price impact stores cost less to build and maintain than conventional supermarkets, we expect to be able to grow our price impact supermarket operations while incurring fewer capital expenditures. The success of our price impact stores is based on an underserved trade area and does not require significant market share. Consequently, we believe the typical advertising and marketing expenditure requirements do not apply.

In 2001, we intend to convert seven of our conventional format supermarkets located in the greater Milwaukee, Wisconsin area to the price impact format, and an additional three in early 2002. We also plan to open an additional 18 price impact stores in 2001 through new store construction and acquisitions. New price impact stores that our retail segment opens may be opened under trade names other than Food 4 Less.

Conventional Supermarkets with Price Impact Elements. We also operate 44 Rainbow Foods supermarkets, with 42 stores in Minnesota and two in Wisconsin. Our Rainbow Foods stores are conventional supermarkets which we are beginning the process of retrofitting with an increasing degree of price impact elements. As part of this repositioning process, labor-intensive service departments will be reduced or eliminated, and some of the merchandising strategies of our price impact format will be implemented. Purchasing decisions will be coordinated with our price impact stores, which should also help to increase operating margins. We expect that the repositioning of the Rainbow Foods chain will be complete by the end of 2002.

Limited Assortment Stores. In 2000, we began to develop our limited assortment retail concept operating under the Yes!Less trade name, operating stores averaging 12,000 to 15,000 square feet of selling space. Our Yes!Less concept is designed to appeal to a needs-based consumer, primarily with low price private label food and other consumables and an attractive selection of general merchandise products at opening price points. With four stores opened in 2001, there are currently ten Yes!Less retail stores open, nine in Texas and one in Louisiana. We are currently evaluating the concept with a view toward appropriate expansion.

Divestiture of Conventional Format Supermarkets. In addition to the 94 supermarkets described above, we also own and operate 86 conventional format supermarkets. As part of our strategic repositioning, we decided to sell or close these 86 conventional format supermarkets in order to focus resources on growing our price impact stores and improving financial results.

Since 1998, we have divested 152 conventional supermarkets and we are in the process of selling or closing the remaining 86 stores. These conventional format supermarkets are operating under the Baker's, ABCO Desert Market, Sentry and other trade names, and are in various stages of divestiture.

In February 2001, we sold the assets of 11 ABCO Desert Market stores located in Arizona to Safeway, Inc. In addition, we currently have an agreement to sell the assets of a 16-store chain of Baker's Supermarkets located in the Omaha, Nebraska area to Kroger Co. This agreement is subject to customary conditions to closing. Of the remaining 70 stores to be divested, we are in various stages of discussions with numerous parties with respect to the sale of the majority of these stores, and we currently expect that all of these stores will either be sold or closed by the end of 2001. We expect to retain a substantial level of the distribution business for the majority of stores that are sold.

Products

We supply a full line of national brands and Fleming Brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise, health and beauty care and other related items. During 2000, the average number of stock keeping units, or SKUs, carried in full-line distribution centers was approximately 15,000. General merchandise and specialty food operating units carried an average of approximately 17,500 SKUs. Product sales account for over 97% of our consolidated sales. During 2000, our product mix as a percentage of product sales was approximately 54% groceries, 39% perishables and 7% general merchandise.

Suppliers

We purchase our products from numerous vendors and growers. As a large customer, we are able to secure favorable terms and volume discounts on many of our purchases, leading to lower unit costs. We purchase products from a diverse group of suppliers and believe we have adequate sources of supply for substantially all of our products.

Competition

The  distribution   segment  operates  in  a  competitive  market.  Our  primary competitors are regional and local food distributors, national chains which perform their own distribution and national food distributors. The principal factors on which we compete include price, quality and assortment of product lines, schedules and reliability of delivery and the range and quality of customer services.

The primary competitors of our retail segment supermarkets and distribution segment customers are national, regional and local grocery chains, as well as supercenters, independent supermarkets, convenience stores, drug stores, restaurants and fast food outlets. Principal competitive factors include price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

Intellectual Property

We or our subsidiaries have many trade names registered at either the federal or state level or a combination of both, such as Piggly Wiggly, Sentry, Super 1 Foods, Festival Foods, Jubilee Foods, Jamboree Foods, MEGAMARKET, Shop `N Kart, American Family, Big Star, Big T, Buy for Less, County Pride Markets, Red Fox, Shop N Bag, Super Duper, Super Foods, Super Thrift, Thriftway and Value King. We have applied for trademark registration for the name Fresh 4 Less.

We license the Food 4 Less service mark and trade name from Ralph's Grocery Company, a subsidiary of Kroger Co., and have the exclusive right to use and sublicense the name in certain areas of California. We also have the exclusive license to use and sublicense the name in all other states, excluding certain areas of Southern California and certain areas in various other states previously licensed to others by Ralph's or its predecessors. Additionally, should the rights to such a previously licensed area terminate, we would automatically obtain the exclusive license for that area. The Food 4 Less license agreement generally provides for protected trade area status for five years after the date that we, our franchisees or Ralph's commit to entering a new market area under the Food 4 Less banner. However, we are not prohibited by the licensing agreement from opening stores under a different trade name in any of these areas.

Employees

At December 30, 2000, we had 29,567 full-time and part-time employees, with 9,667 employed by the distribution segment, 17,829 by the retail segment and 2,071 employed in shared services, customer support and other functions.

Approximately half of our employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters; Chauffeurs, Warehousemen and Helpers of America; the United Food and Commercial Workers; the International Longshoremen's and Warehousemen's Union; the Retail, Wholesale and Department Store Union; and the International Union of Operating Engineers. Most of these agreements expire at various times throughout the next five years. We consider our employee relations in general to be satisfactory.


RISK FACTORS

All statements other than statements of historical facts included in this report including, without limitation, statements under the captions "Risk Factors," "Management's Discussion and Analysis" and "Business," regarding our financial position, business strategy and plans and objectives of our management for future operations, constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Cautionary statements describing important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to Fleming or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT AND DEBT SERVICE OBLIGATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have a substantial amount of debt outstanding which could:


-   make it more difficult to satisfy our long-term debt obligations;

- require us to dedicate a substantial portion of our cash flow to payments on our debt;

- increase our vulnerability to general adverse economic and industry conditions;


-   limit  our   ability   to  fund  future  working   capital,   capital
    expenditures and other general corporate requirements;

- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

- limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds. If we fail to comply with those covenants, it could result in an event of default which, if not cured or waived, could have a material adverse effect on our financial condition.

We and our subsidiaries may be able to incur substantial additional debt in the future, including secured debt. The terms of our existing indebtedness do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

WE NOW DEPEND ON KMART FOR A SUBSTANTIAL PORTION OF OUR BUSINESS. IF WE ARE UNABLE TO REALIZE ANTICIPATED COST SAVINGS RESULTING FROM THE ADDITIONAL VOLUME REPRESENTED BY OUR AGREEMENT, IT COULD HARM OUR FINANCIAL CONDITION AND COULD JEOPARDIZE OUR ABILITY TO FULFILL OUR LONG- TERM DEBT OBLIGATIONS.

Kmart is our largest customer, accounting for approximately 10% of our consolidated net sales in 2000. On February 7, 2001, we announced a ten- year agreement with Kmart Corporation, pursuant to which we agreed to supply substantially all of the food and consumable products in all current and future Kmart and Kmart supercenter stores in the U.S. and the Caribbean. As a result of this agreement, we currently anticipate that Kmart will account for a significantly greater percentage of our net sales in 2001. Accordingly, we now depend on Kmart for a substantial portion of our business.

We will be required to commit substantial capital and management resources in order to perform our obligations under the Kmart agreement. If we or Kmart are unable to successfully fulfill our respective obligations under the agreement, it will harm our financial condition and could jeopardize our ability to fulfill our long-term debt obligations. More specifically, the benefits that we anticipate receiving from the Kmart agreement depend on Kmart's achievement of certain sales projections. If Kmart fails to meet these sales projections, the benefits that we will receive as a result of the agreement will decrease. Kmart can also elect to terminate the agreement if we materially breach our obligations under the agreement, if we experience certain types of changes of control or if the volume of Kmart's purchases under the agreement declines by certain amounts. Finally, if we are unable to capture anticipated cost savings resulting from our increased purchasing power due to the Kmart agreement, it could adversely affect our results of operations and financial condition.

OUR SENIOR NOTES, OUR CREDIT FACILITY AND OUR OTHER EXISTING INDEBTEDNESS CONTAIN PROVISIONS THAT COULD MATERIALLY RESTRICT OUR BUSINESS.

Our senior notes, our credit facility and our other existing indebtedness contain a number of significant covenants that, among other things, restrict our ability to:

-   dispose of assets;

-   incur additional debt;

-   guarantee third-party obligations;

-   repay other debt or amend other debt instruments;

-   create liens on assets;

-   enter into capital leases;

-   make investments, loans or advances;

-   make acquisitions or engage in mergers or consolidations;

-   make capital expenditures; and

-   engage in certain transactions with our subsidiaries and affiliates.

In addition, under our credit facility, we are required to meet a number of financial ratios and tests.

Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our credit facility or the documents governing our other existing indebtedness, which would permit our lenders to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest, and our senior lenders could terminate their commitments to make further extensions of credit under our credit facility. If we were unable to repay debt to our secured lenders, they could proceed against the collateral securing the debt.

IF THE CUSTOMERS TO WHOM WE LEND MONEY OR FOR WHOM WE GUARANTEE STORE LEASE OBLIGATIONS FAIL TO REPAY US, IT COULD HARM OUR FINANCIAL CONDITION.

We provide subleases, extend loans to and make investments in many of our retail store customers, often in conjunction with the establishment of long-term supply contracts. Our loans to our customers are generally not investment grade and, along with our equity investments in our customers, are highly illiquid. We also make investments in our customers through direct financing leases, lease guarantees, operating leases, credit extensions for inventory purchases and the recourse portion of notes sold evidencing such loans. We also invest in real estate to assure market access or to secure supply points. Although we have strict credit policies and apply cost/benefit analyses to these investment decisions, we face the risk that credit losses from existing or future investments or commitments could adversely affect our financial condition.

VARIOUS CHANGES IN THE  DISTRIBUTION AND RETAIL MARKETS IN WHICH WE OPERATE HAVE
LED  AND  MAY  CONTINUE  TO  LEAD  TO  REDUCED   SALES  AND  MARGINS  AND  LOWER
PROFITABILITY FOR OUR CUSTOMERS AND, CONSEQUENTLY, FOR US.

The distribution and retail markets in which we operate are undergoing accelerated change as distributors and retailers seek to lower costs and provide additional services in an increasingly competitive environment. An example of this is the growing trend of large self-distributing chains consolidating to reduce costs and gain efficiencies. Eating away from home and alternative format food stores, such as warehouse stores and supercenters, have taken market share from traditional supermarket operators, including independent grocers, many of whom are our customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. We believe that these changes have led to reduced sales, reduced margins and lower profitability among many of our customers and, consequently, for us. If the strategies we have developed in response to these changing market conditions are not successful, it could harm our financial condition and business prospects.

CONSUMABLE GOODS DISTRIBUTION IS A LOW-MARGIN BUSINESS AND IS SENSITIVE TO ECONOMIC CONDITIONS.

We derive most of our revenues from the consumable goods distribution industry. This industry is characterized by a high volume of sales with relatively low profit margins. A significant portion of our sales are at prices that are based on product cost plus a percentage markup. Consequently, our results of operations may be negatively impacted when the price of consumable goods go down, even though our percentage markup may remain constant. The consumable goods industry is also sensitive to national and regional economic conditions, and the demand for our consumable goods has been adversely affected from time to time by economic downturns. Additionally, our distribution business is sensitive to increases in fuel and other transportation-related costs.

WE FACE COMPETITION IN BOTH OUR DISTRIBUTION AND RETAIL MARKETS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THESE MARKETS, IT COULD HARM OUR BUSINESS.

Our distribution segment operates in a competitive market. We face competition from local, regional and national food distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided. We also compete with retail supermarket chains that self-distribute, purchasing directly from vendors and distributing products to their supermarkets for sale to the consumer. Consolidation of self-distributing chains may produce even stronger competition for our distribution segment.

Our retail segment competes with other food outlets on the basis of price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. Traditional mass merchandisers have gained a growing foothold in food marketing and distribution with alternative store formats, such as warehouse stores and supercenters, which depend on concentrated buying power and low-cost distribution technology. We expect that stores with alternative formats will continue to increase their market share in the future. Retail consolidations not only produce stronger competition for our retail segment, but may also result in declining sales in our distribution segment if our existing customers are acquired by self-distributing chains.

Some of our competitors have greater financial and other resources than we do. In addition, consolidation in the industry, heightened competition among our vendors, new entrants and trends toward vertical integration could create additional competitive pressures that reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, it could have a material adverse effect on our financial condition and prospects.

BECAUSE WE OWN AND OPERATE REAL ESTATE, WE FACE THE RISK OF BEING HELD LIABLE FOR ENVIRONMENTAL DAMAGES THAT MAY OCCUR ON OUR PROPERTIES.

Our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, replacement or repair of our underground fuel storage tanks and for site remediation where necessary. Although we have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements, we cannot assure you that these reserves will be sufficient.

We and others have been designated by the U.S. Environmental Protection Agency and by similar state agencies as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or similar state laws, as applicable, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at these sites is generally joint and several with other responsible parties, we believe that, to the extent we are ultimately determined to be liable for the expense of remediation at any site, such liability will not result in a material adverse effect on our consolidated financial position or results of operations. We are committed to maintaining the environment and protecting natural resources and human health and to achieving full compliance with all applicable laws, regulations and orders.

WE ARE CURRENTLY SUBJECT TO A NUMBER OF MATERIAL LITIGATION PROCEEDINGS. IF ANY OF THESE PROCEEDINGS IS RESOLVED AGAINST US, IT COULD HARM OUR FINANCIAL CONDITION AND BUSINESS PROSPECTS.

We are currently subject to a number of material litigation proceedings, the costs and other effects of which are impossible to predict with any certainty. An unfavorable outcome in any one of these cases could have a material adverse effect on our financial condition and prospects. From time to time, we are also party to or threatened with litigation in which claims against us are made, or are threatened to be made, by present and former customers, sometimes in situations involving financially troubled or failed customers. We are a party to various other litigation and contingent loss situations arising in the ordinary course of our business including:

-   disputes with customers and former customers;

- disputes with owners and former owners of financially troubled or failed customers;

-   disputes   with   employees  and  former  employees  regarding   labor
    conditions,   wages,  workers'  compensation  matters   and   alleged
    discriminatory practices;

-   disputes with insurance carriers;

-   tax assessments; and

-   other matters,

some of which are for substantial amounts. The current environment for litigation involving food distributors may increase the risk of litigation being commenced against us. We would incur the costs of defending any such litigation whether or not any claim had merit. For more information regarding the legal proceedings to which we are currently subject, see Item 3. Legal Proceedings.

BECAUSE WE SELL FOOD AND OTHER PRODUCTS, WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Like any other seller of food and other products, we face the risk of exposure to product liability claims in the event that people who purchase products we sell become injured or experience illness as a result. We believe that we have sufficient primary and excess umbrella liability insurance to protect us against any product liability claims that may arise. However, this insurance may not continue to be available at a reasonable cost, or, even if it is available, it may not be adequate to cover our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the policy limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification to cover our liabilities, product liability claims relating to defective food and other products could materially reduce our earnings.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN INTEGRATING NEWLY- ACQUIRED STORES AND DISTRIBUTION CENTERS. IF WE DO NOT ACHIEVE THE BENEFITS WE EXPECT FROM ANY OF THESE ACQUISITIONS, IT COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

Part of our growth strategy for our retail segment involves selective strategic acquisitions of stores operated by others. In addition, our distribution segment intends to seek strategic acquisitions of other distribution centers on a limited basis. Achieving the benefits of these acquisitions will depend in part on our ability to integrate those businesses with our business in an efficient manner. We cannot assure you that this will happen or that it will happen in an efficient manner. Our consolidation of operations following these acquisitions may require substantial attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for the acquired business. We cannot assure you that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

WE OPERATE IN A COMPETITIVE LABOR MARKET, AND THE MAJORITY OF OUR EMPLOYEES ARE COVERED BY COLLECTIVE BARGAINING AGREEMENTS.

Our continued success will depend on our ability to attract and retain qualified personnel in both our distribution and retail segments. We compete with other businesses in our markets with respect to attracting and retaining qualified employees. The labor market is currently tight and we expect the tight labor market to continue. A shortage of qualified employees would require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, about half of our employees are covered by collective bargaining agreements, most of which expire at various times over the course of the next five years. We cannot assure you that we will be able to renew our collective bargaining agreements, that our labor costs will not increase, that we will be able to recover any increases through increased prices charged to customers or that we will not suffer business interruptions as a result of strikes or other work stoppages. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices charged to our customers, it could harm our business.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

-   actual or anticipated variations in quarterly operating results;

-   announcements of technological innovations;

-   new products or services offered by us or our competitors;

-   changes in financial estimates by securities analysts;

-   conditions or trends in the distribution and retail industries;

-   our   announcement   of  significant  acquisitions,   strategic
    partnerships, joint ventures or capital commitments;

-   adverse or unfavorable publicity regarding us or our services;

-   additions or departures of key personnel; and

-   sales of common stock;

In addition, the stock markets in general have experienced extreme price and volume volatility and a cumulative decline in recent months. Such volatility and decline have affected many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.


ITEM 2.  PROPERTIES

The following table sets forth facilities information with respect to our distribution segment:

                                     Approximate
        Location                     Square Feet       Owned or Leased
        --------                     -----------       ---------------
                                    (in thousands)

 Full-line Distribution Centers:
 Ewa Beach, HI                              361        Leased
 Fresno, CA                                 828        Owned/Leased
 Garland, TX                              1,190        Owned
 Geneva, AL                                 643        Leased
 Kansas City, KS                          1,136        Leased
 La Crosse, WI                              907        Owned
 Lafayette, LA                              437        Owned
 Lincoln, NE                                515        Leased
 Lubbock, TX                                763        Owned/Leased
 Massillon, OH                              874        Owned
 Memphis, TN                              1,071        Owned/Leased
 Miami, FL                                  764        Owned
 Milwaukee, WI                              600        Owned
 Minneapolis, MN                            480        Owned
 Nashville, TN                              941        Leased
 North East, MD                             591        Owned/Leased
 Oklahoma City, OK                          529        Leased
 Phoenix, AZ                              1,642        Owned/Leased
 Sacramento, CA                             787        Owned/Leased
 Salt Lake City, UT                         555        Owned/Leased
 Superior, WI                               371        Owned
 Warsaw, NC                                 672        Owned/Leased
                                         ------
           Total                         16,657

 General Merchandise Distribution Centers:
 Dallas, TX                                 262        Owned/Leased
 King of Prussia, PA                        377        Leased
 La Crosse, WI                              163        Owned
 Memphis, TN                                495        Owned/Leased
 Sacramento, CA                             438        Leased
 Topeka, KS                                 223        Leased
                                         ------
           Total                          1,958

 Convenience Store Distribution Centers:
 Altoona, PA                                172        Owned
 Marshfield, WI                             157        Owned
 Romeoville, IL                             124        Leased
                                         ------
           Total                            453

 Temporary Storage:
 Outside storage facilities - typically
 rented on a short-term basis               432
                                         ------
           Total for distribution        19,500
                                         ======

In addition to the above, we have ten closed facilities in various states and we are actively marketing them.

Our retail segment operates 94 supermarkets in a variety of formats in California, Utah, Arizona, Wisconsin, Minnesota, Texas and Louisiana. Our continuing chains include 30 price impact supermarkets, ten supermarkets to be converted to the price impact format, ten limited assortment stores and 44 conventional supermarkets which are adopting certain elements of the price impact format. In addition, we are in the process of selling or closing an additional 86 conventional supermarkets that our retail segment owns and operates in Nebraska, Arizona and Wisconsin. For more information, see the subsection "Our Retail Segment."

Our shared service center office is located in Oklahoma City, Oklahoma. The shared service center occupies leased office space totaling approximately 232,000 square feet. Our customer support center near Dallas, Texas occupies leased office space totaling approximately 136,000 square feet.

We own and lease other significant assets, such as inventories, fixtures and equipment and capital leases.


ITEM 3.  LEGAL PROCEEDINGS

The following describes various pending legal proceedings to which we are subject. For additional information see "Litigation Charges" and "Contingencies" in the notes to the consolidated financial statements which are included in Item 8 of this report.

(1) Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by two noteholders. All cases were filed in the United States District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases; the noteholder case was also consolidated, but only for pre-trial purposes. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets litigation, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's litigation and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit and materially inflated the trading price of our common stock.

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. We again filed motions to dismiss all claims in both cases. On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000, and briefing is presently under way in the Court of Appeals for the Tenth Circuit. On August 1, 2000, the court dismissed the claims in the noteholder complaint alleging violations of the Securities Exchange Act of 1934, but the court determined that the noteholder plaintiffs have stated a claim under Section 11 of the Securities Act of 1933. On September 15, 2000, defendants filed a motion to allow an immediate appeal of the court's denial of their motion to dismiss plaintiffs' claim under Section 11. That motion was denied on January 8, 2001. The case was set for a status and scheduling conference on January 30, 2001. The court has entered an order setting this case for trial in October 2001.

Based upon some preliminary assumptions, plaintiffs' economic experts in the noteholder case have estimated "baseline" damages to be approximately $10 million and pre-judgment interest of approximately $3 million.

In 1997, we won a declaratory judgment against certain of our insurance carriers regarding policies issued to us for the benefit of our officers and directors. On motion for summary judgment, the court ruled that our exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers, aggregating $60 million in coverage, and that the "larger settlement rule" will apply to the case. According to the trial court, under the larger settlement rule, a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers appealed. In 1999, the appellate court affirmed the decision that the class actions were covered by D&O policies aggregating $60 million in coverage but reversed the trial court's decision as to allocation as being premature.

We intend to vigorously defend against the claims in these class action suits and pursue the issue of insurance discussed above, but we cannot predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

(2) Don's United Super (and related cases). We and two of our retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). The 18 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

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

On May 2, 2000, the court granted partial summary judgment to the defendants, holding that plaintiffs' breach of contract claims that relate to events that occurred more than four years before the filing of the litigation are barred by limitations, and that plaintiffs' fraud claims based upon fraudulent inducement that occurred more than 15 years before the filing of the lawsuit likewise are barred. It is unclear what impact, if any, these rulings may have on the damage calculations of the plaintiffs' expert witnesses.

The court has set August 13, 2001 as the date on which trial of the Don's case will commence.

In October 1998, we and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's suit (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, 16
plaintiffs are asserting claims in the Coddington suit, all but one of which have arbitration agreements with us. The plaintiffs assert claims virtually identical to those set forth in the Don's suit, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's suit.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. We have appealed the district court's denial of arbitration to the Eighth Circuit Court of Appeals. The two plaintiffs who were ordered to arbitration have filed motions asking the district court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al. v. Fleming, et al.) by 10 customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of our expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with us.

In March 2000, we and one former executive were named in a suit filed in the United States District Court for the Eastern District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the related Missouri cases (Don's United Super, Coddington Enterprises, Inc., and J&A Foods, Inc.) and the Storehouse Markets case (described below) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

We intend to vigorously defend against the claims in these related cases but we are currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

(3) Storehouse Markets. In 1998, we and one of our former division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages. The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of our Salt Lake City division covering a four-state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted our request for permission to appeal the class certification order, and we are pursuing that appeal on an expedited basis.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the Storehouse Markets case and related Missouri cases (described above) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

Damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed. We intend to vigorously defend against these claims but we cannot predict the outcome of the case. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

(4) Welsh. In April 2000, the operators of two grocery stores in Van Horn and Marfa, Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and pre-judgment and post-judgment interest. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, the Welsh case has been transferred to the Western District of Missouri for pre-trial proceedings. No trial date has been set in this case.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

(5) Other. Our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, replacement or repair of our underground fuel storage tanks and for site remediation where necessary. We have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements.

We and others have been designated by the U.S. Environmental Protection Agency and by similar state agencies as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or similar state laws, as applicable, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at these sites is generally joint and several with other responsible parties, we believe that, to the extent we are ultimately determined to be liable for the expense of remediation at any site, such liability will not result in a material adverse effect on our consolidated financial position or results of operations. We are committed to maintaining the environment and protecting natural resources and human health and to achieving full compliance with all applicable laws, regulations and orders.

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with landlords and former landlords; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. Except as noted herein, we do not believe that any such claim will have a material adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers as of March 1, 2001:

                                                         Year
                                                     First Became
Name (age)               Present Position             An Officer
----------               ----------------             ----------

Mark S. Hansen (46)      Chairman and                   1998
                           Chief Executive Officer

E. Stephen Davis (60)    Executive Vice President and   1981
                           President, Wholesale

Dennis C. Lucas (53)     Executive Vice President and   1999
                           President, Retail

William H. Marquard (41) Executive Vice President,      1999
                           Business Development and
                           Chief Knowledge Officer

Scott M. Northcutt (39)  Executive Vice President,      1999
                           Human Resources

Neal J. Rider (39)       Executive Vice President       2000
                           and Chief Financial Officer

Ronald C. Anderson (58)  Senior Vice President,         2000
                           Central Operations

John F. Baldi (48)       Senior Vice President,         2000
                           Convenience Store and
                           E-Commerce Fulfillment

Mark K. Batenic (52)     Senior Vice President,         1994
                           Northern Operations

Michael J. Carey (54)    Senior Vice President,         2000
                           Western Operations

Charles L. Hall (50)     Senior Vice President,         1999
                           Real Estate and Store
                           Development

Carlos M. Hernandez (46) Senior Vice President,         2001
                           General Counsel and Secretary

Leonard Kaye (62)        Senior Vice President,         2000
                           Eastern Operations


No family relationship exists among any of the executive officers listed above.

Executive officers are elected by the Board of Directors for a term of one year beginning with the annual meeting of shareholders held in April or May of each year.

Mark S. Hansen joined us as Chairman and Chief Executive Officer in November 1998. Prior to joining us, Mr. Hansen served as President and Chief Executive Officer of SAM'S Club, a division of Wal-Mart Stores, Inc., from 1997 through 1998. Prior to joining Wal-Mart, Mr. Hansen served in multiple capacities at PETsMart Inc., a retailer of pet food, pet supplies and related products, including as President and Chief Executive Officer from 1989 to 1997. Prior to 1989, Mr. Hansen served in various management capacities in the supermarket industry. He serves as an executive advisory board member of Swander Pace Capital and is a director of Applebee's Restaurants.

E. Stephen Davis joined us in 1960 and has served as our Executive Vice President and President, Wholesale since February 2000. Prior to that, Mr. Davis has served us in various positions, including Executive Vice President, Food Distribution from 1998 to February 2000, Executive Vice President, Operations from 1997 to 1998, Executive Vice President, Food Operations from 1996 to 1997 and Executive Vice President, Distribution from 1995 to 1996.

Dennis C. Lucas joined us as Executive Vice President and President, Retail in July 1999. From 1992 until joining us, Mr. Lucas served in multiple capacities at Albertson's, including Regional President from 1998 to July 1999, Senior Vice President and Regional Manager from 1996 to 1998, and various Vice President positions from 1992 to 1996.

William H. Marquard joined us as Executive Vice President, Business Development and Chief Knowledge Officer in June 1999. From 1991 until joining us, Mr. Marquard was a partner in the consulting practice of Ernst & Young.

Scott M. Northcutt joined us as Senior Vice President, Human Resources in January 1999 and he became Executive Vice President, Human Resources in February 2000. From 1997 until joining us, Mr. Northcutt was Vice President-People Group at SAM's Club, a division of Wal-Mart Stores, Inc. From 1988 to 1995, he served as Vice President-Human Resources and from 1995 to 1996, he served as Vice President-Store Operations at Dollar General Corporation.

Neal J. Rider joined us as Executive Vice President and Chief Financial Officer in January 2000. From 1999 until joining us, Mr. Rider was Executive Vice President and Chief Financial Officer at Regal Cinemas, Inc. From 1980 to 1999, Mr. Rider served in multiple capacities at American Stores Company, including Treasurer and Controller responsibilities from 1994 to 1997 before becoming Chief Financial Officer in 1998.

Ronald C. Anderson joined us in 1995 and has served as our Senior Vice President, Central Operations since June 2000. Prior to that, Mr. Anderson served as our Senior Vice President, Operating Group President from 1998 to June 2000, and our Senior Vice President, General Merchandise from 1995 to 1998.

John F. Baldi joined us as Senior Vice President, Convenience Stores and E-Commerce Fulfillment in August 2000. From February 1996 until joining us, Mr. Baldi was Division President at Alliant Foodservice.

Mark K. Batenic joined us in 1973 and has served as our as Senior Vice President, Northern Operations since December 2000. Prior to that, Mr. Batenic has served us in various Senior Vice President positions since 1994, including Senior Vice President, Sales and Business Development Food Distribution, Senior Vice President, Customer Management, and Senior Vice President, Operations.

Michael J. Carey joined us in 1983 and has served as our Senior Vice President, Western Operations since June 2000. Prior to that, Mr. Carey served as our
Operating Group President from 1998 to June 2000, our President, LaCrosse Division from 1996 to 1998, and our Director of IGA Marketing from 1994 to 1996.

Charles L. Hall joined us as Senior Vice President, Real Estate and Store Development in June 1999. From 1998 until joining us, he was Senior Vice President-Real Estate and Store Development at Eagle Hardware and Garden, Inc. From 1992 to 1998, he served as Vice President of Real Estate Development at PETsMART, Inc.

Carlos M. Hernandez joined us in March 2000 as Associate General Counsel and Assistant Secretary and has served as our Senior Vice President, General Counsel and Secretary since February 2001. Prior to joining us, Mr. Hernandez was employed in various capacities at Armco Inc. from 1981 to 1999, and then as an attorney at AK Steel Holding Corporation from October to December 1999.

Leonard Kaye joined us in 1963 and has served as our Senior Vice President, Eastern Operations since June 2000. Prior to that, Mr. Kaye served us in various positions, including Operating Group President, President, Memphis Division and Operations Manager.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges. The ticker symbol is "FLM". As of March 9, 2001, 39.8 million outstanding shares were owned by 14,900 shareholders of record and approximately 8,000 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. According to the New York Stock Exchange Composite Transactions tables, the high and low prices of Fleming common stock during each quarter of the past two years are shown below.

                            2000               1999
                            ----               ----
Quarter                 High    Low       High     Low
-------                 ----    ---       ----     ---
First               $  16.25  $  8.69  $  11.88  $  7.19
Second                 16.56    12.75     12.00     8.50
Third                  17.63    12.38     12.50     9.81
Fourth                 15.06    10.31     13.44     9.25

Cash dividends on Fleming common stock have been paid for 84 consecutive years Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Record and payment dates for 2001 are as shown below:

       Record Dates:           Payment Dates:
       -------------           --------------
       February 20             March 9
       May 18                  June 8
       August 20               September 10
       November 20             December 10

Cash dividends of $.02 per share were paid on or near each of the above four payment dates in 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                              2000 (a)    1999 (b)    1998 (c)    1997 (d)   1996 (e)
                              --------    --------    --------    --------   --------
                                       (In millions, except per share amounts)

Net sales                    $ 14,444    $ 14,272    $ 14,678    $ 14,966   $ 16,051
Earnings (loss) before
  extraordinary charge           (122)        (45)       (511)         39         27
Net earnings (loss)              (122)        (45)       (511)         25         27
Diluted net earnings (loss)
 per common share before
 extraordinary charge           (3.15)      (1.17)     (13.48)       1.02        .71
Diluted net earnings (loss)
 per share                      (3.15)      (1.17)     (13.48)        .67        .71
Total assets                    3,403       3,573       3,491       3,924      4,055
Long-term debt and
 capital leases                 1,610       1,602       1,503       1,494      1,453
Cash dividends declared
 per common share                 .08         .08         .08         .08        .36

See Item 3. Legal  Proceedings,  notes to consolidated  financial  statements in
Item 8., and the financial review included in Item 7.

(a) The results in 2000 reflected an impairment/restructuring charge with related costs totaling $309 million ($183 million after-tax) relating to the strategic plan. 2000 also reflected one-time items ($10 million charge related primarily to asset impairment on retail stores, income of $2 million relating to litigation settlements, and $9 million in gains from the sale of distribution facilities) netting to less than $1 million of income ($1 million loss after-tax).

(b) The results in 1999 reflect an impairment/restructuring charge with related costs totaling $137 million ($92 million after-tax) related to the strategic plan. 1999 also reflected one-time items ($31 million charge to close 10 conventional retail stores, income of $22 million from extinguishing a portion of the self-insured workers' compensation liability, interest income of $9 million related to refunds in federal income taxes from prior years, and $6 million in gains from the sale of distribution facilities) netting to $6 million of income ($3 million after-tax).

(c) The results in 1998 reflect an impairment/restructuring charge with related costs totaling $668 million ($543 million after-tax) related to the strategic plan.

(d) The results in 1997 reflect a charge of $19 million ($9 million after-tax) related to the settlement of a lawsuit against Fleming. 1997 also reflected an extraordinary charge of $22 million ($13 million after- tax) related to the recapitalization program.

(e) Results in 1996 include a charge of $20 million ($10 million after- tax) related to the settlement of two related lawsuits against Fleming.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth.

The strategic plan consisted of the following four major initiatives:

- Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; and two other operating units scheduled for closure, but not closed due to increased cash flows). Of the nine closings announced, all were completed by the end of 2000. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units closed to twelve. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The York and Philadelphia closings are complete. The last full year of operations for the 12 operating units closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been retained by transferring customer business to our higher volume, better utilized facilities. We believe that this consolidation process is benefiting customers with improved buying opportunities. We have also benefited with better coverage of fixed expenses. The closings have resulted in savings due to reduced depreciation, payroll, lease and other operating costs, and we began to recognize these savings immediately upon closure. The capital returned from the divestitures and closings was reinvested in the business.

-    Grow  distribution  sales.  Higher  volume,   better-utilized  distribution
     operations represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness, and we have capitalized on these improvements by adding $1.2 billion in annualized sales in 2000.

- Improve retail performance. This not only required divestiture or closing of under-performing company-owned retail chains, but also required increased investments in the retail concepts on which we are focused. As of year-end 1999, the strategic plan included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's(TRADEMARK) Oklahoma, and Thompson Food Basket(REGISTERED MARK). The sale of Baker's(TRADEMARK) Oklahoma as well as the divestiture or closing of Thompson Food Basket(REGISTERED MARK) was added to the strategic plan because their format no longer fit into our business strategy. The last full year of operations for these seven chains was in 1998 with sales totaling approximately $844 million. The sale or closing of these chains is substantially complete.

     In April 2000, we announced the evaluation of strategic alternatives for the remaining conventional retail chains (Rainbow Foods(REGISTERED
     MARK), Baker's(TRADEMARK) Nebraska, Sentry(REGISTERED MARK) Foods, and ABCO Foods(TRADEMARK). The evaluation was completed by the end of 2000 with the decision to reposition certain retail operations into our price impact format. The Rainbow Foods(REGISTERED MARK) chain reflected significant improvements in sales and earnings and consequently was retained. The Minneapolis distribution center has been dedicated to supply the Rainbow Foods(REGISTERED MARK) operation, with the supply of Minneapolis' independent retailers moved to the LaCrosse and Superior divisions. We recently sold 11 of the ABCO Foods(TRADEMARK) stores to Safeway, Inc. and we currently have an agreement to sell the assets of the 16-store Baker's chain to Kroger Co. We also plan to convert ten company-owned Sentry(REGISTERED MARK) Foods stores to the value retail format and steps are being taken to sell the remaining stores to existing and new distribution customers. The last full year of operations for ABCO Foods(TRADEMARK), Baker's(TRADEMARK) Nebraska and Sentry(REGISTERED MARK) Foods was in 1999 with sales totaling approximately $1,415 million. We expect to retain a substantial level of the distribution business for these operations and expect to receive a total of approximately $200 million in net proceeds from the sale of these stores.

- Reduce overhead and operating expenses. We reduced overhead through our low cost pursuit program which includes organization and process changes, such as reducing workforce, centralizing administrative and procurement functions, and reducing the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within Fleming, and centralizing vendor negotiations. These initiatives have reduced costs which ultimately improves profitability and competitiveness.

The plan, as expected, took two years to implement. Additional charges of approximately $20 million will be incurred in 2001 due to the time involved to finish selling and closing certain retail stores. The remaining charges represent severance related expenses, inventory markdowns for clearance for closed operations and other exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

The total pre-tax charge for the strategic plan through 2000 was $1,114 million ($313 million cash and $801 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The result was an increase in the strategic plan of $332 million ($164 million cash and $168 million non-cash). The net increase is due primarily to closing the Peoria, York and Philadelphia divisions ($104 million); updating impairment amounts on the five retail chains in the original plan ($18 million); the divestiture or closing of the two chains not in the original plan ($44 million); decreasing costs related to a scheduled closing no longer planned ($18 million); impairment amounts relating to the recent evaluation of conventional retail ($125 million); and other costs including those related to our low cost pursuit program and centralization of administrative functions ($59 million). Updating the impairment amounts was necessary as decisions to sell, close or convert additional operating units were made. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to our low cost pursuit program and centralization of administrative functions has been accrued as incurred.

The pre-tax charge for 2000 was $309 million. After tax, the expense for 2000 was $183 million or $4.72 per share. Of the $309 million pre-tax charge in 2000, $181 million is expected to require cash expenditures. The remaining $128 million consisted of non-cash items. The charge for 2000 consisted of the following components:

- Impairment of assets of $91 million. The impairment components were $3 million for goodwill and $88 million for other long-lived assets relating to planned disposals and closures. All of the goodwill charge was related to a three store retail acquisition.

- Restructuring charges of $122 million. The restructuring charges consisted partly of severance related expenses and estimated pension withdrawal liabilities for the closings of York and Philadelphia which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The charge included severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. Additionally, the charge included severance related expenses, estimated pension withdrawal liabilities and operating lease liabilities for the divestiture and closing of certain conventional retail stores evaluated during the second and third quarters of 2000. The restructuring charges also consisted of professional fees incurred related to the restructuring process.

- Other disposition and related costs of $96 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for 2000 related to our business segments as follows: $99 million relates to the distribution segment and $164 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for 1999 was $137 million. After tax, the expense for 1999 was $92 million or $2.39 per share. Of the $137 million pre-tax charge in 2000, $58 million required cash expenditures. The remaining $79 million consisted of non-cash items. The 1999 charge consisted of the following components:

- Impairment of assets of $62 million. The impairment components were $36 million for goodwill and $26 million for other long-lived assets relating to planned disposals and closures. Of the goodwill charge of $36 million, $22 million related to the 1994 "Scrivner" acquisition with the remaining amount related to two retail acquisitions.

- Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and estimated pension withdrawal liabilities for the divested or closed operating units announced during 1999. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

- Other disposition and related costs of $34 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The 1999 charge relates to our business segments as follows: $48 million relates to the distribution segment and $70 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for 1998 was $668 million. After tax, the expense was $543 million in 1998 or $14.33 per share. Of the $668 million pre-tax charge in 2000, $74 million required cash expenditures. The remaining $594 million consisted of non-cash items. The 1998 charge consisted of the following components:

- Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets. Of the goodwill charge of $372 million, approximately 87% related to the 1989 "Malone & Hyde" acquisition and the 1994 "Scrivner" acquisition. The remaining 13% related to various other smaller acquisitions, both retail and wholesale.

- Restructuring charges of $63 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the operating units and the retail chain announced during 1998. The restructuring charges also consisted of operating lease liabilities for the distribution operating units and the retail chain announced during 1998 plus the additional planned closings at that time.

- Other disposition and related costs of $15 million. These costs consist primarily of professional fees, inventory valuation adjustments and other costs.

The 1998 charge relates to our business segments as follows: $491 million relates to the distribution segment and $153 million relates to the retail food segment with the balance relating to support services expenses.

In addition to the strategic plan related charges mentioned above, 2000 also included one-time adjustments ($10 million charge related to retail stores ($8 million impairment and $2 million lease settlement), income of $2 million relating to litigation settlements, and $9 million in gains from the sale of distribution facilities) netting to less than $1 million of income ($1 million loss after-tax). The net effect of the strategic plan charges and one-time adjustments was a $309 million pre-tax charge or $4.71 per share.

1999 included one-time adjustments ($31 million charge to close certain retail stores ($14 million impairment and $17 million lease settlement), income of $22 million from extinguishing a portion of the self-insured workers' compensation liability, interest income of $9 million related to refunds of federal income taxes from prior years, and income of $6 million in gains from the sale of distribution facilities) netting to $6 million of income ($3 million after-tax). The net effect of the strategic plan charges and one-time adjustments was a $131 million pre-tax charge or $2.29 per share.

1998 did not have any one-time adjustments.

We anticipate net earnings after excluding strategic plan charges and one- time adjustments for 2001 through 2003 to be $1.90, $2.50, and $3.30 per share, respectively.


RESULTS OF OPERATIONS

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                       2000         1999         1998
                                       ----         ----         ----

Net sales                             100.00%      100.00%      100.00%

Gross margin                            9.33        10.07         9.88

Less:
  Selling and administrative            8.21         8.84         8.52
  Interest expense                      1.21         1.16         1.10
  Interest income                       (.23)        (.28)        (.25)
  Equity investment results              .06          .07          .08
  Litigation charges                       -            -          .05
  Impairment/restructuring charge       1.47          .72         4.45
                                        ----          ---         ----

Total expenses                         10.72        10.51        13.95
                                       -----        -----        -----

Loss before taxes                      (1.39)        (.44)       (4.07)

Taxes on loss                           (.54)        (.13)        (.59)
                                        ----         ----         ----

Net loss                                (.31)%      (3.48)%       (.85)%
                                        ====        =====         ====

2000 and 1999

Net Sales.

Our net sales for 2000 increased by 1% to $14.44 billion from $14.27 billion for 1999. 2000 was a 53-week year; 1999 was a 52-week year.

Net sales for the distribution segment were $11.2 billion in 2000 compared to $10.6 billion in 1999, an increase of 5.8%. The sales increase was primarily due to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers, including such customers as Clark Retail Enterprises, Inc and additional Super Target stores. This increase was partially offset by a loss of previously announced sales from Randall's (in 1999) and United (in 2000). Sales have also been impacted by the planned closing and consolidation of certain distribution operating units. In 1999, sales to Randall's and United accounted for less than 4% of our total sales. The distribution segment had strategic plan charges and one-time items (e.g., gain on sale of facilities) that affected sales for both years with no significant effect on total distribution sales. Recently, we announced a 10-year agreement to become the sole supplier of food and consumable products to Kmart Corporation's more that 2,100 stores and supercenters. We expect annual sales to Kmart to increase from approximately $1.4 billion in 2000 to approximately $2.6 billion in 2001 and approximately $4.5 billion in 2002.

Retail segment sales were $3.3 billion in 2000 compared to $3.7 billion in 1999. The decrease in sales was due primarily to the divestiture of under-performing and non-strategic stores. Decreases in same-store sales also contributed to the sales decline. The decrease was offset partially by sales from new stores opened during 1999 and 2000. As additional conventional retail stores are sold or closed, sales will continue to decrease in the retail segment.

Food price inflation for our product mix was not significant in 2000 or 1999.

Gross Margin.

Gross margin for 2000 decreased to $1.35 billion from $1.44 billion for 1999, and decreased as a percentage of net sales to 9.33% in 2000 from 10.07% for 1999. After excluding the strategic plan charges and one- time items, gross margin dollars in 2000 decreased to $1.40 billion from $1.45 billion for 1999 and gross margin as a percentage of net sales decreased to 9.68% in 2000 from 10.16% in 1999. The decrease in dollars was due partly to the sales decrease in the retail segment, but was offset by positive results from leveraging our buying power and cutting costs. The decrease in percentage of net sales was due to a change in mix between the distribution and retail segments. The sales of the distribution segment represent a larger portion of total company sales in 2000 compared to 1999 and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, gross margin as a percentage of gross distribution sales was down in 2000 compared to 1999. This was due to competitive pricing actions and increased transportation costs which were partially offset by the benefits of asset rationalization and the centralization of procurement.

For the retail segment, gross margin as a percentage of net retail sales improved for 2000 compared to 1999 due to the divesting or closing of under-performing stores. The strategic plan charges and one-time items increased in 2000 compared to the same periods in 1999. The increased charges were primarily due to inventory markdowns for clearance for closed operations, additional depreciation and amortization of assets to be disposed of but not yet held for sale, and periodic costs recorded as incurred such as recruiting and training.

Selling and Administrative Expenses.

Selling and administrative expenses for 2000 decreased by 6% to $1.19 billion from $1.26 billion for 1999, and decreased as a percentage of net sales to 8.21% for 2000 from 8.84% for 1999. Excluding the strategic plan charges and one-time items, selling and administrative expenses for 2000 decreased by 8% to $1.14 billion from $1.24 billion for 1999. The decreases were due to asset rationalization, our low cost pursuit program, and centralizing administrative functions, but also due to a reduction in the volume of the retail segment. The sales of the distribution segment represent a larger portion of total company sales in 2000 compared to 1999 and the distribution segment has lower selling and administrative expenses as a percentage of sales versus the retail segment.

The strategic plan charges and one-time items were significantly higher in 2000 compared to 1999. The strategic charges were primarily made up of moving and training costs incurred in connection with the consolidation of the accounting and human resource functions. The one-time items in both years included costs relating to the closing of certain retail stores. An additional one-time item in 2000 was income from net litigation settlements. An additional one-time item recorded in 1999 was income from extinguishing a portion of our self-insured workers' compensation liability.

For the distribution segment on an adjusted basis, selling and administrative expenses as a percentage of net sales improved for 2000 compared to 1999 due to asset rationalization and the centralization of administrative functions. For the retail segment on an adjusted basis selling and administrative expenses as a percentage of retail sales improved for 2000 compared to 1999 due to the divestiture or closing of under-performing stores, the centralization of administrative functions, and operating cost reductions. This was offset by costs associated with closing certain retail stores.

We have extended credit to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to 10 years. Credit loss expense is included in selling and administrative expenses and for 2000 increased to $29 million from $25 million for 1999.

Operating Earnings.

Operating earnings for 2000 decreased to $162 million from $176 million in 1999. Excluding the strategic plan charges and one-time items, operating earnings increased by 22% to $257 million from $212 million in 1999. We measure operating earnings for segment reporting as sales less cost of sales less selling and administrative expenses.

Operating earnings for the distribution segment increased to $297 million in 2000 from $290 million for 1999. Excluding the costs relating to the strategic plan and one-time items, operating earnings increased by approximately $44 million, or 14%, to $346 million in 2000 from $302 million for the same period of 1999. Operating earnings improved primarily due to the benefits of consolidating distribution operating units, reducing costs, centralizing certain procurement and administrative functions in support services and improving sales. The strategic plan charges were primarily due to inventory markdowns for clearance for closed operations, moving and training costs associated with the consolidation of the accounting and human resource functions, and additional depreciation and amortization on assets to be disposed of but not yet held for sale. The one-time items were gains on sales of facilities in both years.

Operating earnings for the retail segment increased by approximately $64 million to an income of $62 million in 2000 from a loss of $2 million for 1999. Excluding the costs relating to the strategic plan and one-time items, operating earnings increased by $47 million to $89 million from $42 million for the same period of 1999. The increase was due to divesting or closing under-performing chains and centralizing certain administrative functions in support services. The strategic charges were primarily made up of inventory markdowns for clearance for closed operations and moving costs in both years. The one-time items in both years included costs relating to the closing of certain retail stores.

Support services increased in 2000 to $197 million compared to $113 million for 1999. Excluding the costs relating to the strategic plan and one-time items, support services increased in 2000 to $177 million compared to $133 million for 1999. The increase was due primarily to centralizing certain procurement and administrative functions from the distribution and retail segments. Strategic plan charges were higher in 2000 due to moving and training expenses associated with the centralization of the procurement and administrative functions. One-time items included income from net litigation settlements in 2000 and income from extinguishing a portion of our self-insured workers' compensation liability in 1999.

Interest Expense.

Interest expense of $175 million in 2000 was $9 million higher than 1999 due primarily to higher average debt balances for revolver loans and capitalized lease obligations, and higher average interest rates for revolver and term loans.

For 2000, interest rate hedge agreements contributed $0.9 million of net interest expense compared to $4.8 million in 1999. The decrease occurred because the hedge agreements matured by mid-year 2000 and were not renewed or replaced. These derivative agreements consisted of simple "floating-to-fixed rate" interest rate swaps. In these transactions, we paid to the hedge counterparty a cash flow stream equal to a designated fixed interest rate times a notional principal amount as a proxy for a portion of our debt which carries variable interest rates. In exchange, the hedge counterparty paid us a cash flow stream equal to a variable or floating interest rate times the same notional principal amount. These kind of interest rate swap transactions are designed to provide a hedge against variable interest rates.

Interest Income.

Interest income of $33 million for 2000 was $8 million lower than 1999 due to a one-time item in 1999 related to interest on refunds of federal income taxes from prior years. This was partially offset by lower average balances for our investment in direct financing leases with customers.

Equity Investment Results.

Our portion of net operating losses from equity investments for 2000 decreased by $2 million to $8 million from $10 million for 1999. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

Impairment/Restructuring Charge.

The pre-tax charge for our strategic plan totaled $309 million for 2000 and $137 million for 1999. Of these totals, $213 million and $103 million were reflected in the Impairment/ restructuring charge line with the balance of the charges reflected in other financial statement lines.

Taxes on Income.

The effective tax rates used for 2000 and 1999 were 39.2% and 28.5%, respectively, both representing a tax benefit. These are blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these transactions during the year.

Certain Accounting Matters.

The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and became effective on January, 01, 2001. We revised our written policies regarding financial derivatives, as needed, prior to the effective date. There was no significant impact on our financial statements upon adopting the new standard.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. In July 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 99-19 - Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 provides further guidance on reflecting revenue gross or net. We adopted SAB No. 101 and EITF 99-19 in the fourth quarter of 2000. The implementation had an impact on the classification of previously reported net sales and cost of goods sold (ranging annually from $350 million to $400 million), but had no impact on earnings. Net sales and cost of goods sold have been restated for all prior periods presented.

The Financial Accounting Standards Board has recently issued an exposure draft for Business Combinations and Intangible Assets. One of the provisions of this exposure draft is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill would not be amortized to earnings over a period of time. Instead, it would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill is more that its implied fair value. Goodwill amortization increased the basic and diluted net loss per share by $0.47 and $0.54 in 2000 and 1999, respectively. This exposure draft is not final and may change before any new accounting standard is adopted.

Other.

Costs relating to the strategic plan have negatively affected earnings for some time, but are expected to drastically decrease in the near future. We currently estimate pre-tax strategic plan charges for 2001 and 2002 at $20 million ($15 million cash and $5 million non-cash) and $4 million (all cash), respectively. These charges represent future severance related expenses, anticipated inventory markdowns and other exit costs related to the divestiture of our conventional retail stores.


1999 and 1998

Net Sales.

Our net sales for 1999 decreased by 3% to $14.27 billion from $14.68 billion for 1998.

Net sales for the distribution segment were $10.6 billion in 1999 compared to $11.1 billion in 1998. The sales decrease was primarily due to the previously announced loss of sales to Furr's (in 1998) and Randall's (in 1999) and the disposition of the Portland division (in 1999). These sales losses were partially offset by the increase in sales to Kmart Corporation. Sales during 1999 were also impacted by the planned closing and consolidation of certain distribution operating units. These sales losses plus the loss of sales to United in 2000 were partially offset by the increase in sales to Kmart Corporation. In 1999 and 1998, sales to Furr's, Randall's and United accounted for approximately 4% and 8%, respectively, of our total sales.

Retail segment sales were $3.7 billion in 1999 compared to $3.6 billion in 1998. The increase in sales was due primarily to new stores added in 1999. This was offset partially by a decrease in same-store sales and the closing of non-performing stores.

We measure inflation using data derived from the average cost of a ton of product we sell. For 1999, food price inflation was 1.0%, compared to 2.1% in 1998.

Gross Margin.

Gross margin for 1999 decreased by 1% to $1.44 billion from $1.45 billion for 1998, and increased as a percentage of net sales to 10.07% from 9.88% for 1998. After excluding the strategic plan charges and one-time items, gross margin dollars still decreased compared to the same period in 1998 and gross margin as a percentage of net sales still increased compared to the same period in 1998. The decrease in dollars was due primarily to the overall sales decrease, but was partly offset by positive results from leveraging our buying power and cutting costs. The increase in percentage of net sales was due to the impact of the growing retail segment compared to the distribution segment. The retail segment has the higher margins of the two segments. This increase was partly offset by lower margins in the retail segment due to competitive pricing at company-owned new stores.

Selling and Administrative Expenses.

Selling and administrative expenses for 1999 increased by 1% to $1.26 billion from $1.25 billion for 1998, and increased as a percentage of net sales to 8.84% for 1999 from 8.52% for 1998. The increase in both dollars and percentage of net sales was primarily due to one-time items recorded in 1999: a charge to close conventional retail stores which was partially offset by income from extinguishing a portion of our self-insured workers' compensation liability at a discount. The increase in percentage to net sales was also partly due to the impact of the growing retail segment compared to the distribution segment - the retail segment has higher operating expenses as a percent to sales compared to the distribution segment.

We have extended a significant amount of credit to certain customers through various methods. These methods include customary and extended credit terms for inventory purchases and equity investments in and secured and unsecured loans to certain customers. Secured loans generally have terms up to 10 years. Credit loss expense is included in selling and administrative expenses and for 1999 increased to $25 million from $23 million for 1998.

Operating Earnings.

Operating earnings for 1999 decreased to $176 million from $199 million in 1998. Excluding the strategic plan charges and one-time items, operating earnings decreased to $212 million from $214 million in 1998.

Operating earnings for the distribution segment increased by 12% to $290 million from $259 million for 1998, and increased as a percentage of distribution net sales to 2.75% for 1999 from 2.34% for 1998. Excluding the costs relating to the strategic plan and one-time items, operating earnings still increased by $29 million to $302 million from $273 million for the same period of 1998. Operating earnings improved primarily due to the benefits of the consolidation of distribution operating units and cost reduction.

Operating earnings for the retail segment decreased by $64 million to a loss of $2 million from earnings of $62 million for 1998. Excluding the costs relating to the strategic plan and one-time items (primarily a charge to close conventional retail stores), operating earnings still decreased by $20 million to $42 million from $62 million for the same period of 1998. The decrease was due to the impact of new store start-up expenses plus expenses related to the divestiture and closing of stores. Operating earnings for the retail segment were also adversely affected by a 1.9% decrease in same-store sales.

Support services decreased in 1999 to $112 million compared to $122 million for 1998. Excluding the costs relating to the strategic plan and one-time items (primarily income from extinguishing a portion of our self- insured workers' compensation liability at a discount), support services increased in 1999 to $132 million compared to $121 million for 1998. The increase was due primarily to an increase in lease termination and real estate disposition expenses and higher incentive compensation.

Interest Expense.

Interest expense in 1999 was $4 million higher than 1998 due primarily to 1998's low interest expense as a consequence of a favorable settlement of tax assessments. The higher 1999 expense was also due to higher average debt balances.

Our derivative agreements consisted of simple "floating-to-fixed rate" interest rate swaps. For 1999, interest rate hedge agreements contributed $4.8 million of net interest expense compared to $4.3 million in 1998, or $0.5 million higher. This was due to slightly higher average net interest rates underlying the hedge agreements.

Interest Income.

Interest income for 1999 was $4 million higher than 1998 due to a one- time item related to interest on refunds of federal income taxes from prior years. This was partially offset by lower average balances for our investment in direct financing leases.

Equity Investment Results.

Our portion of net operating losses from equity investments for 1999 decreased by approximately $2 million to $10 million from $12 million for 1998. The reduction in losses is due to improved results of operations in certain of the underlying equity investments.

Litigation Charges.

In October 1997, we began paying Furr's $800,000 per month as part of a settlement agreement which ceased in October 1998. Payments to Furr's totaled $7.8 million in 1998.

Impairment/Restructuring Charge.

The pre-tax charge for our strategic plan totaled $137 million for 1999 and $668 million for 1998. Of these totals, $103 million and $653 million were reflected in the Impairment/ restructuring charge line with the balance of the charges reflected in other financial statement lines.

Taxes on Income.

The effective tax rates used for 1999 and 1998 were 28.5% and 14.6%, respectively, both representing a tax benefit. These are blended rates taking into account operations activity, strategic plan activity, write- offs of non-deductible goodwill and the timing of these transactions during the year.


LIQUIDITY AND CAPITAL RESOURCES

In the fiscal year ended December 30, 2000,  our principal  sources of cash were
cash  flows  from  operating   activities,   the  sale  of  certain  assets  and
investments, and borrowings under our credit facility. During this period sources of long-term capital, excluding shareholders' equity, were credit facility lenders and lessors. On December 30, 2000, we had $30 million of cash and cash equivalents, $257 million available under the revolving portion of our credit facility and $391 million of net working capital (current assets minus current liabilities).

Net cash provided by operating activities.

Operating activities generated $127 million of net cash flows for the year ended December 30, 2000, compared to $118 million for the same period in 1999. Included in 2000 net operating cash flows were $312 million in gross cash flows from operations, which were reduced by a $67 million increase primarily in working capital and $118 million in payments for strategic plan-related cash expenditures. For fiscal 2001, incremental net working capital required to support the expected new business with Kmart is expected to be up to $150 million.

Cash expenditures required to implement and help complete the strategic plan were $118 million in 2000 (on a pre-tax basis). We estimate expenditures to complete the strategic plan initiatives will be about $56 million in fiscal 2001 and $27 million in fiscal 2002. Management believes working capital reductions, proceeds from the sale of assets, and increased after-tax earnings related to the successful implementation of the strategic plan are expected to provide adequate cash flows to cover the remaining expenditures.

Net cash used in investing activities.

Net cash used in investing activities totaled $48 million in fiscal 2000 compared to $213 million for 1999. Included in 2000 net investment expenditures were $151 million for capital expenditures and $7 million for acquisitions of retail stores. Offsetting these expenditures in part were sales of assets and investments totaling $100 million. Cash spent to make loans and equity investments in our customers was financed essentially by collections on customer loans made in the past.

For fiscal 2001,  capital  expenditures  are expected to be  approximately  $225 million to maintain our distribution system, grow our price impact retail operations, expand our distribution operations to supply the expected incremental Kmart business, and further upgrade our information technology systems. We plan to increase our investment in price impact retail operations by making investments in our existing stores and by adding new stores through store construction or acquisitions. In addition, distribution operations may be acquired to increase our ability to supply convenience stores and other customers. Acquisitions of supermarket groups or chains or distribution operations will be made only on a selective basis. The focus of retail investment has shifted toward our price impact format retail stores.

On April 25, 2000, we announced the evaluation of strategic alternatives for the remaining conventional retail chains we own. This evaluation covered our ABCO, Baker's, Rainbow and Sentry supermarkets. We sold 11 of our ABCO Desert Market stores to Safeway in late February, 2001, and we agreed to sell our 16 Baker's stores to Kroger, a transaction which is expected to close in late March, 2001. We plan to convert 10 of our Sentry supermarkets to a price impact format. We plan to sell or close the remaining 70 conventional retail supermarkets we own. We expect to retain a substantial level of the distribution supply business to a large portion of these stores, and to receive a total of $200 million for the sale of all conventional supermarkets we sell this year ($175 million in cash and a $25 million reduction in capitalized lease obligations). We will use the net cash proceeds from the sale of these stores to reduce debt or to help finance business investment.

Net cash provided by (used in) financing activities.

For fiscal 2000, net cash used in financing activities was $55 million compared to 1999 when our financing activities resulted in a $96 million net source of cash. Included in 2000 net cash used in financing activities was a net decrease in long-term debt of $35 million since the end of 1999. In addition, capital lease obligations increased by $10 million even though $21 million in payments were made to the lessors. This means $31 million in total capital was provided by lessors. At the end of fiscal 2000, borrowings under the revolving portion of our credit facility totaled $300 million, $154 million in term loans, and $43 million of letters of credit had been issued.

On February 7, 2001, we announced: (a) the new long-term, exclusive strategic alliance and supply agreement with Kmart, which we expect will require up to $150 million in net working capital requirements, and (b) an agreement with an affiliate of Yucaipa to sell $50 million of new issue common stock. The Yucaipa investment closed on March 22, 2001.

We believe successful access to the credit and capital markets is dependent in part on maintaining credit ratings acceptable to institutional and individual investors. On February 28, 2001, Standard & Poor's ratings group (S&P) announced it was upgrading its credit rating outlook for Fleming from "stable" to "positive". On March 5, 2001, Moody's Investors Service announced it was upgrading its credit ratings for Fleming. Listed below is a summary of our credit ratings.

                                       Moody's       Standard & Poor's
                                       -------       -----------------
                                   From:     To:       From:     To:
                                   -----     ---       -----     ---
        Credit agreement loans      Ba3      Ba2        BB       BB
        Senior implied debt          B1      Ba3        BB-      BB-
        Senior unsecured debt        B1      Ba3        B+       B+
        Senior subordinated notes    B3      B2         B        B
        Outlook                  Positive  Stable     Stable  Positive

Our $300 million 10 5/8% senior notes were scheduled to be repaid on December 15, 2001, unless otherwise redeemed. On March 15, 2001, we sold $355 million of new 10 1/8% senior notes due 2008. Most of the net proceeds were deposited with the trustee for the 10 5/8% senior notes on March 15, 2001 to redeem all of the 10 5/8% senior notes, including an amount to cover accrued interest and the redemption premium, on April 16, 2001 and to defease our obligations under the indenture governing these notes. The balance of the net proceeds was used to pay down our revolver loans. At the time the redemption is final, an extraordinary after-tax charge of approximately $3 million will be recorded. On March 15, 2001, we also sold $150 million of new 5.25% convertible senior subordinated notes due 2009 with a conversion price of $30.27 per share. The net proceeds were used to pay down our revolver loans. On March 15, 2001, outstanding loans and letters of credit under the credit facility totaled $154 million of term loans, $270 million of revolver loans, and $43 million of letters of credit. On that date, we could have borrowed an additional $287 million under the revolver.

For fiscal 2001, our principal sources of liquidity and capital are expected to be cash flows from operating activities, asset sale cash proceeds of $175 million, net cash proceeds from the $355 million of 10 1/8% senior notes due 2008, net cash proceeds from the $150 million of 5.25% convertible senior subordinated notes, net cash proceeds from the sale of $50 million of common stock to Yucaipa, and our ability to borrow under the revolving portion of our credit facility. In addition, lease financing may be employed for new retail stores, distribution facilities and certain equipment. We currently expect total debt at fiscal year-end 2001 could be up to $85 million higher than the fiscal
2000 year-end balance of $1.669 billion. Management believes the sources mentioned will be adequate to meet working capital needs, capital expenditures, expenditures for acquisitions (if any), strategic plan completion costs and other capital needs for the remainder of fiscal 2001.


CONTINGENCIES

From  time to time  we face  litigation  or  other  contingent  loss  situations resulting from owning and operating our assets, conducting our business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject us to material contingent liabilities. In accordance with applicable accounting standards, we record as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and either "quantifiable" or "reasonably estimable." Furthermore, we disclose material loss contingencies in the notes to our financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in the notes to consolidated financial statements included herein. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on our financial condition or prospects.


FORWARD-LOOKING INFORMATION

This report  includes  statements  that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody projections and assumptions which may prove to have been inaccurate, including expectations for years 2001 and beyond, our ability to successfully sustain the goals of our strategic plan and continue to reverse sales declines, cut costs and improve earnings; our assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; our ability to expand portions of our business or enter new facets of our business; and our expectations regarding the proceeds from asset sales and adequacy of capital and liquidity. We have prepared the financial projections and other forward- looking statements included in this Form 10-K on a reasonable basis, and such projections and statements reflect the best estimates and judgments currently available and present, to the best of our knowledge and belief, the expected course of action and the expected future financial performance of Fleming. However, this information is not fact and should not be relied upon as necessarily indicative of future results, and readers of this Form 10-K are cautioned not to place undue reliance on the projected financial information or other forward-looking information. The projections were not prepared with a view to compliance with the guidelines established by the American Institute of Certified Public Accountants regarding projections. These projections, forward-looking statements and our business and prospects are subject to a number of factors which could cause actual results to differ materially including the ability to achieve the expected synergies and anticipated cost savings from the Kmart alliance; unanticipated transition and start-up costs associated with the Kmart alliance; unanticipated problems in the supply chain due to the increased volumes resulting from the Kmart alliance; the ability to successfully generate new business; the risks associated with the successful execution of our strategic business plan; adverse effects of labor disruptions; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; adverse results in pending or threatened litigation and legal proceedings, and exposure to other contingent losses; failure to achieve necessary cost savings; and the negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other factors are described in this report under Item 1. Business -- Risk Factors and in other periodic reports available from the Securities and Exchange Commission.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to pricing risk in the financial markets consists of changes in interest rates related to our investment in notes receivable, the balance of debt obligations outstanding, and derivatives employed from time to time to hedge interest rate changes on variable rate debt. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have any material foreign currency exposure. We do not use financial instruments or derivatives for any trading purposes. From time to time we may use simple derivative transactions, such as floating-to-fixed interest rate swap transactions, to hedge our exposure to changing interest rates for our variable interest rate debt obligations. At fiscal year-end 2000, there were no such interest rate hedge agreements in place.

In the normal course of business Fleming carries notes receivable because we make long-term loans to certain retail customers (see "Investments and Notes Receivable" in the notes to the consolidated financial statements). A portion of the notes receivable carries a variable interest rate, which is based on a prime rate index published in a major financial publication and is reset quarterly. The remaining portion carries fixed interest rates negotiated with each retail customer. No derivatives have been employed to hedge our exposure to variable interest rates on notes receivable primarily because these notes are considered to be a partial hedge for debt with variable interest rates.

In order to help maintain liquidity and finance business operations, Fleming obtains long-term credit commitments from banks and other financial institutional lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing its debt maturities and diversify its sources of debt capital, Fleming also uses long-term debt which carries fixed interest rates.

Fleming management maintains a written policy statement which governs its financial risk management activities including the use of financial derivatives. The policy statement says that we will engage in a financial risk management process to manage our defined exposures to uncertain future changes in interest rates and foreign exchange rates which impact net earnings. The primary purpose of this process is to control and limit the volatility of net earnings according to pre-established targets for exposure to such changes in a manner which does not result in unreasonable or unmanageable additional risks or expense. The financial risk management process works under the oversight of a special management group to ensure certain policy objectives are achieved. Such objectives include, but are not limited to, the following: to act in accordance with authority granted by resolution of the Board of Directors, which specifically permits the use of derivatives to hedge interest rate or foreign exchange rate risks and which prohibits the use of derivatives for the purpose of speculation; to define and measure our financial risks associated with interest and foreign exchange rates as well as with derivative instruments to be used for hedging; and to establish exposure targets and to manage performance against those targets.

Changes in interest rates in the credit and capital markets may have a material impact on Fleming's interest expense and interest income, as well as on the fair values for our investment in notes receivable, our outstanding debt obligations and any financial derivatives used. The table below presents a summary of the categories of Fleming's financial instruments according to their respective interest rate profiles. For notes receivable, the table shows the principal amount of cash we expect to collect each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For debt obligations, the table shows the principal amount of cash we expect to pay each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For derivatives, the table shows when the notional principal contracts terminate.

SUMMARY OF FINANCIAL INSTRUMENTS

                                                                      Maturities of Principal by Fiscal Year
                                                                      --------------------------------------
                                                  Fair     Fair
                                                 Value at Value at
(In millions, except rates)                      12/25/99 12/30/00  2001   2002    2003    2004    2005  Thereafter
---------------------------                      -------- --------  ----   ----    ----    ----    ----  ----------
Notes Receivable with Variable Interest Rates
  Principal receivable                            $ 93    $ 97    $ 18    $ 15    $ 15    $ 10    $  9    $ 30
  Average variable rate receivable                  11.0%   12.1%   Based on the referenced Prime Rate plus a margin

Notes Receivable with Fixed Interest Rates
  Principal receivable                            $ 28    $ 19    $  2    $  4    $  1    $  1    $  1    $ 10
  Average fixed rate receivable                      6.0%    2.3%    3.7     1.3%    3.1%    4.4%    3.9%    2.0%

Debt with Variable Interest Rates
  Principal payable                               $428    $427    $ 36    $ 40    $342    $ 37    $  -    $  -
  Average variable rate payable                      7.1%    8.1%   Based on LIBOR plus a margin

Debt with Fixed Interest Rates
  Principal payable                               $808    $668    $303    $ 10    $  5    $250    $  -    $250
  Average fixed rate payable                        10.4%   10.6%   10.6%    8.7%    8.8%   10.5     -      10.6%


Variable-To-Fixed Rate Swaps
  Amount payable                                  $  3    None
  Average fixed rate                                 7.2% None
    payable
  Average variable rate receivable                   6.2% None
                                                          Based on LIBOR

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) 1. Financial Statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001. Information concerning Executive Officers of Fleming is included in Part I herein which is incorporated in this Part III by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to our proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements:

       - Consolidated  Statements  of  Operations -
         For the years ended December 30, 2000,
         December 25, 1999, and December 26, 1998

       - Consolidated Balance Sheets -
         At December 30, 2000 and December 25, 1999

       - Consolidated Statements of Cash Flows -
         For the years ended December 30, 2000,
         December 25, 1999, and December 26, 1998

       - Consolidated Statements of Shareholders' Equity -
         For the years ended December 30, 2000,
         December 25, 1999, and December 26, 1998

       - Notes to Consolidated Financial Statements -
         For the years ended December 30, 2000,
         December 25, 1999, and December 26, 1998

         Independent Auditors' Report

         Quarterly Financial Information (Unaudited)


                  CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 30, 2000, December 25, 1999 and December 26, 1998
                (In thousands, except per share amounts)
                                        2000            1999            1998
                                        ----            ----            ----

Net sales                             $14,443,815    $14,272,036    $14,677,904
Costs and expenses (income):
 Cost of sales                         13,096,915     12,834,869     13,227,530
 Selling and administrative             1,185,003      1,261,631      1,251,592
 Interest expense                         174,569        165,180        161,581
 Interest income                          (32,662)       (40,318)       (36,736)
 Equity investment results                  8,034         10,243         11,622
 Litigation charges                            -              -           7,780
 Impairment/restructuring charge          212,845        103,012        652,737
                                          -------        -------        -------

      Total costs and expenses         14,644,704     14,334,617     15,276,106
                                       ----------     ----------     ----------

Loss before taxes                        (200,889)       (62,581)      (598,202)
Taxes on loss                             (78,747)       (17,853)       (87,607)
                                          -------        -------        -------

Net loss                              $  (122,142)   $   (44,728)   $  (510,595)
                                      ===========    ===========    ===========

Basic and diluted net loss per share       $(3.15)        $(1.17)       $(13.48)
                                           ======         ======        =======

Basic and diluted weighted
average shares outstanding                 38,716         38,305         37,887
                                           ======         ======         ======

See notes to consolidated financial statements.


                       CONSOLIDATED BALANCE SHEETS
               At December 30, 2000 and December 25, 1999
                             (In Thousands)
                  ASSETS                                2000           1999
                                                        ----           ----
Current assets:
  Cash and cash equivalents                         $    30,380     $     6,683
  Receivables, net                                      509,045         496,159
  Inventories                                           831,265         997,805
  Assets held for sale                                  165,800          68,615
  Other current assets                                   86,583         159,488
      Total current assets                            1,623,073       1,728,750
                                                      ---------       ---------
Investments and notes receivable, net                   104,467         108,895
Investment in direct financing leases                   102,011         126,309
Property and equipment:
  Land                                                   40,242          45,507
  Buildings                                             356,376         389,651
  Fixtures and equipment                                565,472         636,501
  Leasehold improvements                                210,970         236,570
  Leased assets under capital leases                    197,370         231,236
                                                        -------         -------
                                                      1,370,430       1,539,465
Less accumulated depreciation and amortization         (653,973)       (701,289)
                                                       --------        --------
      Net property and equipment                        716,457         838,176
Deferred income taxes                                   139,852          54,754
Other assets                                            172,632         150,214
Goodwill, net                                           544,319         566,120
                                                        -------         -------

TOTAL ASSETS                                        $ 3,402,811     $ 3,573,218
                                                    ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   943,279     $   981,219
  Current maturities of long-term debt                   38,171          70,905
  Current obligations under capital leases               21,666          21,375
  Other current liabilities                             229,272         210,220
                                                        -------         -------
      Total current liabilities                       1,232,388       1,283,719
Long-term debt                                        1,232,400       1,234,185
Long-term obligations under capital leases              377,239         367,960
Other liabilities                                       133,592         126,652
Commitments and contingencies
Shareholders' equity:
  Common stock, $2.50 par value, authorized
   100,000 shares, issued and outstanding -
   39,618 and 38,856 shares                              99,044          97,141
  Capital in excess of par value                        513,645         511,447
  Reinvested earnings (deficit)                        (144,468)        (22,326)
  Accumulated other comprehensive income -
    additional minimum pension liability                (41,029)        (25,560)
                                                        -------         -------
      Total shareholders' equity                        427,192         560,702
                                                        -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,402,811     $ 3,573,218
                                                    ===========     ===========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 30, 2000, December 25, 1999, and December 26, 1998
                             (In thousands)
                                                  2000        1999        1998
                                                  ----        ----        ----
Cash flows from operating activities:
 Net loss                                    $ (122,142) $  (44,728) $ (510,595)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                174,107     162,379     185,368
   Credit losses                                 28,872      25,394      23,498
   Deferred income taxes                        (65,538)      3,357    (117,239)
   Equity investment results                      8,034      10,243      11,622
   Impairment/restructuring and
    related charges
                                                288,408     135,346     668,028
   Cash payments on impairment/
    restructuring and related charges          (118,190)    (57,340)    (10,408)
   Consolidation and restructuring
    reserve activity                                  -         423      (1,008)
   Change in assets and liabilities,
    excluding effect of acquisitions:
     Receivables                                (26,005)    (55,692)   (156,822)
     Inventories                                 65,639     (22,049)      6,922
     Accounts payable                           (49,121)     35,744     114,136
     Other assets and liabilities               (63,198)    (70,112)    (68,058)
   Other adjustments, net                         5,779      (5,348)     (4,365)
                                                  -----      ------      ------
Net cash provided by operating activities       126,645     117,617     141,079
                                                -------     -------     -------

Cash flows from investing activities:
 Collections on notes receivable                 32,943      34,798      38,076
 Notes receivable funded                        (35,841)    (43,859)    (28,946)
 Businesses acquired                             (7,320)    (78,440)    (30,225)
 Proceeds from sale of businesses                45,693       7,042      32,277
 Purchase of property and equipment            (150,837)   (166,339)   (200,211)
 Proceeds from sale of property
  and equipment                                  50,957      35,487      17,056
 Investments in customers                             -      (8,115)     (1,009)
 Proceeds from sale of investments                3,552       2,745       3,529
 Other investing activities                      12,949       3,337       6,141
                                                 ------       -----       -----
Net cash used in investing activities           (47,904)   (213,344)   (163,312)
                                                -------    --------    --------

Cash flows from financing activities:
 Proceeds from long-term borrowings             185,000     191,000     170,000
 Principal payments on long-term debt          (219,519)    (71,178)   (159,651)
 Principal payments on capital
  lease obligations                             (20,888)    (21,533)    (13,356)
 Sale of common stock under incentive
  stock and stock ownership plans                 4,051       1,267       4,830
 Dividends paid                                  (3,117)     (3,082)     (3,048)
 Other financing activities                        (571)        (31)       (891)
                                                   ----         ---        ----
Net cash provided by (used in) financing
 activities                                     (55,044)     96,443      (2,116)
                                                -------      ------      ------
Net increase (decrease) in cash
 and cash equivalents                            23,697         716     (24,349)
Cash and cash equivalents,
 beginning of year                                6,683       5,967      30,316
                                                  -----       -----      ------

Cash and cash equivalents, end of year       $   30,380  $    6,683  $    5,967
                                             ==========  ==========  ==========

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended December 30, 2000, December 25, 1999 and December 26, 1998
                    (In thousands, except per share amounts)
                                                                                                          Accumulated
                                                                     Capital    Reinvested                   Other
                                                  Common Stock      in excess    Earnings  Comprehensive Comprehensive    ESOP
                                    Total      Shares     Amount   of par value  (Deficit)     Income       Income        Note
                                    ------------------------------------------------------------------------------------------
Balance at December 27, 1997     $1,089,672    38,264    $95,660    $504,451    $ 536,792                 $(42,637)    $(4,594)
Comprehensive income
 Net loss                          (510,595)                                     (510,595)   $(510,595)
 Other comprehensive income,
  net of tax
   Currency translation
    adjustment (net of $0 taxes)      4,922                                                      4,922       4,922
   Minimum pension liability
    adjustment (net of $12,914
    of taxes)                       (19,418)                                                   (19,418)    (19,418)
                                                                                               -------
 Comprehensive income                                                                        $(525,091)
                                                                                             =========

Incentive stock and stock
 ownership plans                      5,847       278        696       5,151
Cash dividends, $0.08 per share      (3,042)                                       (3,042)
ESOP note payments                    2,545                                                                              2,545
                                      -----       ---        ---       -----       ------                  -------       -----

Balance at December 26, 1998        569,931    38,542     96,356     509,602       23,155                  (57,133)     (2,049)
Comprehensive income
 Net loss                           (44,728)                                      (44,728)   $ (44,728)
 Other comprehensive income,
  net of tax
   Minimum pension liability
    adjustment (net of $21,049
    of taxes)                        31,573                                                     31,573      31,573
                                                                                                ------
 Comprehensive income                                                                         $(13,155)
                                                                                              ========

Incentive stock and stock
 ownership plans                      4,955       314        785       4,170
Cash dividends, $0.08 per share      (3,078)                          (2,325)        (753)
ESOP note payments                    2,049                                                                              2,049
                                      -----       ---        ---       -----          ---                  -------       -----

Balance at December 25, 1999        560,702    38,856     97,141     511,447      (22,326)                 (25,560)          -
Comprehensive income
 Net loss                          (122,142)                                     (122,142)   $(122,142)
 Other comprehensive income,
  net of tax
   Minimum pension liability
    adjustment (net of $10,312
    of taxes)                       (15,469)                                                   (15,469)    (15,469)
                                                                                               -------
 Comprehensive income                                                                        $(137,611)
                                                                                             =========

Incentive stock and stock
 ownership plans                      7,210       762      1,903       5,307
Cash dividends, $0.08 per share      (3,109)                          (3,109)
                                     ------       ---      -----      ------    ---------                 --------     -------
Balance at December 30, 2000     $  427,192    39,618    $99,044    $513,645    $(144,468)                $(41,029)    $     -
                                 ==========    ======    =======    ========    =========                 ========     =======

See notes to consolidated financial statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 30, 2000, December 25, 1999, and December 26, 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Fleming is an industry leader in the distribution of consumable goods, and also has a growing presence in operating "price impact" supermarkets. Our activities encompass two major businesses: distribution and retail operations. Food and food-related product sales account for over 97 percent of our consolidated sales. Our largest customer accounts for approximately 10 percent of our consolidated sales with the next largest representing less than 2 percent.

Fiscal Year: Our fiscal year ends on the last Saturday in December. Fiscal 2000 was 53 weeks; 1999 and 1998 were 52 weeks. The impact of the additional week in 2000 is not material to the results of operations or financial position.

Basis of Presentation: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include all subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is usually used for investments in certain entities in which we have an investment in common stock of between 20% and 50% or such investment is temporary. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings or losses of these entities and for declines in estimated realizable values deemed to be other than temporary.

Reclassifications: Certain reclassifications have been made to prior year amounts to conform to current year classifications.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition. SAB No. 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. In July 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 99-19 - Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 provides further guidance on reflecting revenue gross or net. We adopted SAB No. 101 and EITF 99-19 in the fourth quarter of 2000. The implementation had an impact on the classification of previously reported net sales and cost of goods sold (ranging annually from $350 million to $400 million), but had no impact on earnings. Net sales and cost of goods sold have been restated for all periods presented.

Basic and Diluted Net Loss Per Share: Both basic and diluted per share amounts are computed based on net loss divided by weighted average shares as appropriate for each calculation subject to anti-dilution limitations.

Taxes on Income: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

Cash and Cash Equivalents: Cash equivalents consist of liquid investments readily convertible to cash with an original maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

Receivables: Receivables include the current portion of customer notes receivable of $27 million in 2000 and $25 million in 1999. Receivables are shown net of allowance for doubtful accounts of $34 million in 2000 and $32 million in 1999. We extend credit to our retail customers which are located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

Inventories: Inventories are valued at the lower of cost or market. Grocery and certain perishable inventories, aggregating approximately 70% of total inventories in 2000 and 1999 are valued on a last-in, first-out (LIFO) method. The cost for the remaining inventories is determined by the first-in, first-out
(FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $58 million at year-end 2000 ($13 million of which is recorded in assets held for sale in current assets) and $54 million at year-end 1999 ($4 million of which is recorded in assets held for sale in current assets). In 2000 and 1999, the liquidation of certain LIFO layers related to business closings decreased cost of products sold by approximately $7 million and $2 million, respectively.

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

Goodwill: The excess of purchase price over the fair value of net assets of businesses acquired is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $193 million and $184 million in 2000 and 1999, respectively.

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

Financial Instruments: Interest rate hedge transactions and other financial instruments have been utilized to manage interest rate exposure. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the "Investments and Notes Receivable" and "Long-term Debt" notes.

Stock-Based Compensation: We apply APB Opinion No. 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for our plans.

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


IMPAIRMENT/RESTRUCTURING CHARGE AND RELATED COSTS

In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth.

The strategic plan consisted of the following four major initiatives:

- Consolidate distribution operations. The strategic plan initially included closing eleven operating units (El Paso, TX; Portland, OR; Houston, TX; Huntingdon, PA; Laurens, IA; Johnson City, TN; Sikeston, MO; San Antonio, TX; Buffalo, NY; and two other operating units scheduled for closure, but not closed due to increased cash flows). Of the nine closings announced, all were completed by the end of 2000. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units closed to twelve. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The York and Philadelphia closings are complete. The last full year of operations for the 12 operating units closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been retained by transferring customer business to our higher volume, better utilized facilities. We believe that this consolidation process is benefiting customers with improved buying opportunities. We have also benefited with better coverage of fixed expenses. The closings have resulted in savings due to reduced depreciation, payroll, lease and other operating costs, and we began to recognize these savings immediately upon closure. The capital returned from the divestitures and closings was reinvested in the business.

-    Grow  distribution  sales.  Higher  volume,   better-utilized  distribution
     operations represent an opportunity for sales growth. The improved efficiency and effectiveness of the remaining distribution operations enhances their competitiveness, and we have capitalized on these improvements by adding $1.2 billion in annualized sales in 2000.

- Improve retail performance. This not only required divestiture or closing of under-performing company-owned retail chains, but also required increased investments in the retail concepts on which we are focused. As of year-end 1999, the strategic plan included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's(TRADEMARK) Oklahoma, and Thompson Food Basket(REGISTERED MARK)). The sale of Baker's(TRADEMARK) Oklahoma as well as the divestiture or closing of Thompson Food Basket(REGISTERED MARK) was added to the strategic plan because their format no longer fit into our business strategy. The last full year of operations for these seven chains was in 1998 with sales totaling approximately $844 million. The sale or closing of these chains is substantially complete.

     In April 2000, we announced the evaluation of strategic alternatives for the remaining conventional retail chains (Rainbow Foods(REGISTERED MARK), Baker's(TRADEMARK) Nebraska, Sentry(REGISTERED MARK) Foods, and ABCO Foods(TRADEMARK). The evaluation was completed by the end of 2000 with the decision to reposition certain retail operations into our price impact format. The Rainbow Foods(REGISTERED MARK) chain reflected significant improvements in sales and earnings and consequently, was retained. The Minneapolis distribution center has been dedicated to supply the Rainbow Foods(REGISTERED MARK) operation, with the supply of the division's independent retailers moved to the LaCrosse and Superior divisions. We recently sold 11 of the ABCO Foods(TRADEMARK) stores to Safeway, Inc. and we currently have an agreement to sell the assets of the 16-store Baker's chain to Kroger Co. We also plan to convert ten company-owned Sentry(REGISTERED MARK) Foods stores to the value retail format and steps are being taken to sell the remaining stores to existing and new distribution customers. The last full year of operations for ABCO Foods(TRADEMARK), Baker's(TRADEMARK) Nebraska and Sentry(REGISTERED MARK) Foods was in 1999 with sales totaling approximately $1,415 million. We expect to retain a substantial level of the distribution business for these operations and expect to receive a total of approximately $200 million in net proceeds from the sale of these stores.

- Reduce overhead and operating expenses. We reduced overhead through our low cost pursuit program which includes organization and process changes, such as reducing workforce, centralizing administrative and procurement functions, and reducing the number of management layers. The low cost pursuit program also includes other initiatives to reduce complexity in business systems and remove non-value-added costs from operations, such as reducing the number of SKU's, creating a single point of contact with customers, reducing the number of decision points within Fleming, and centralizing vendor negotiations. These initiatives have reduced costs which ultimately improves profitability and competitiveness.

The plan, as expected, took two years to implement. Additional charges of approximately $20 million will be incurred in 2001 due to the time involved to finish selling and closing certain retail stores. The remaining charges represent severance related expenses, inventory markdowns for clearance for closed operations and other exit costs that cannot be expensed until incurred. Charges after 2001 will be minimal exit costs.

The total pre-tax charge for the strategic plan through 2000 was $1,114 million ($313 million cash and $801 million non-cash). The plan originally announced in December 1998 had an estimated pre-tax charge totaling $782 million. The result was an increase in the estimate of the strategic plan of $332 million ($164 million cash and $168 million non-cash). The net increase is due primarily to closing the Peoria, York and Philadelphia divisions ($104 million); updating impairment amounts on the five retail chains in the original plan ($18 million); the divestiture or closing of the two chains not in the original plan ($44 million); decreasing costs related to a scheduled closing no longer planned ($18 million); impairment amounts relating to the recent evaluation of conventional retail ($125 million); and other costs including those related to our low cost pursuit program and centralization of administrative functions ($59 million). Updating the impairment amounts was necessary as decisions to sell, close or convert additional operating units were made. There were changes in the list of operating units to be divested or closed since they no longer fit into the current business strategy. Also, the cost of severance, relocation and other periodic expenses related to our low cost pursuit program and centralization of administrative functions has been accrued as incurred.

The pre-tax charge for 2000 was $309 million. After tax, the expense for 2000 was $183 million or $4.71 per share. The $309 million charge in 2000 was included on several lines of the Consolidated Statements of Operations as follows: $2 million was included in net sales related primarily to rent income impairment due to division closings; $57 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs relating to procurement and product handling associates, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $37 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis (such as moving and training costs related to the consolidation of certain administrative functions); and the remaining $213 million was included in the Impairment/restructuring charge line. The charge for 2000 consisted of the following components:

- Impairment of assets of $91 million. The impairment components were $3 million for goodwill and $88 million for other long-lived assets relating to planned disposals and closures. All of the goodwill charge was related to a three store retail acquisition.

- Restructuring charges of $122 million. The restructuring charges consisted partly of severance related expenses and estimated pension withdrawal liabilities for the closings of York and Philadelphia which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The charge included severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. Additionally, the charge included severance related expenses, estimated pension withdrawal liabilities and operating lease liabilities for the divestiture and closing of certain conventional retail stores evaluated during the second and third quarters of 2000. The restructuring charges also consisted of professional fees incurred related to the restructuring process.

- Other disposition and related costs of $96 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for 2000 related to our business segments as follows: $99 million relates to the distribution segment and $164 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for 1999 was $137 million. After tax, the expense for 1999 was $92 million or $2.39 per share. The $137 million charge in 1999 was included on several lines of the Consolidated Statements of Operations as follows: $18 million was included in cost of sales and was primarily related to inventory valuation adjustments; $16 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $103 million was included in the Impairment/restructuring charge line. The 1999 charge consisted of the following components:

- Impairment of assets of $62 million. The impairment components were $36 million for goodwill and $26 million for other long-lived assets relating to planned disposals and closures. Of the goodwill charge of $36 million, $22 million related to the 1994 "Scrivner" acquisition with the remaining amount related to two retail acquisitions.

- Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and estimated pension withdrawal liabilities for the divested or closed operating units announced during 1999. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

- Other disposition and related costs of $34 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, impairment of an investment, disposition related costs recognized on a periodic basis and other costs.

The 1999 charge relates to our business segments as follows: $48 million relates to the distribution segment and $70 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for 1998 was $668 million. After tax, the expense was $543 million in 1998 or $14.33 per share. The $668 million charge was included on several lines of the Consolidated Statements of Operations as follows: $9 million was included in cost of sales and was primarily related to inventory valuation adjustments; $6 million was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and the remaining $653 million was included in the Impairment/restructuring charge line. The 1998 charge consisted of the following components:

- Impairment of assets of $590 million. The impairment components were $372 million for goodwill and $218 million for other long-lived assets. Of the goodwill charge of $372 million, approximately 87% related to the 1989 "Malone & Hyde" acquisition and the 1994 "Scrivner" acquisition. The remaining 13% related to various other smaller acquisitions, both retail and wholesale.

- Restructuring charges of $63 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the operating units and the retail chain announced during 1998. The restructuring charges also consisted of operating lease liabilities for the distribution operating units and the retail chain announced during 1998 plus the additional planned closings at that time.

- Other disposition and related costs of $15 million. These costs consist primarily of professional fees, inventory valuation adjustments and other costs.

The 1998 charge relates to our business segments as follows: $491 million relates to the distribution segment and $153 million relates to the retail food segment with the balance relating to support services expenses.

The charges related to workforce reductions are as follows:

($'s in thousands)                                   Amount            Headcount
------------------                                   ------            ---------
1998 Activity:
  Charge                                           $ 25,441               1,430
  Terminations                                       (3,458)               (170)
                                                     ------                ----
  Ending Liability                                   21,983               1,260

1999 Activity:
  Charge                                             12,029               1,350
  Terminations                                      (24,410)             (1,950)
                                                    -------              ------
  Ending Liability                                    9,602                 660

2000 Activity:
  Charge                                             53,906               5,610
  Terminations                                      (26,180)             (1,860)
                                                    -------              ------
  Ending Liability                                 $ 37,328               4,410
                                                   ========               =====

The ending liability of approximately $37 million represents payments over time to associates already severed as well as union pension withdrawal liabilities. The breakdown of the 5,610 headcount reduction recorded for 2000 is: 1,290 from the distribution segment; 4,260 from the retail segment; and 60 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

     ($'s in thousands)              Amount
     ------------------              ------
     1998 Activity:
       Charge                    $ 28,101
       Utilized                      (385)
                                     ----
       Ending Liability            27,716

     1999 Activity:
       Charge                      15,074
       Utilized                   (10,281)
                                  -------
       Ending Liability            32,509

     2000 Activity:
       Charge                      37,149
       Utilized                   (48,880)
                                  -------
       Ending Liability          $ 20,778
                                 ========

Asset impairments were recognized in accordance with SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and such assets were written down to their estimated fair values based on estimated proceeds of operating units to be sold or discounted cash flow projections. The operating costs of operating units to be sold or closed are treated as normal operations during the period they remain in use. Salaries, wages and benefits of employees at these operating units are charged to operations during the time such employees are actively employed. Depreciation expense is continued for assets that we are unable to remove from operations.

Assets held for sale, reflected on the balance sheet, consisted of $22 million of distribution operating units and $144 million of retail stores as of year-end 2000 and $8 million of distribution operating units and $61 million of retail stores as of year-end 1999. Gains on the sale of facilities for 2000 and 1999 totaled approximately $9 million and $6 million, respectively, and were included in net sales. Also during 2000 and 1999, we recorded charges of approximately $10 million and $31 million, respectively, related to the closing of certain retail stores which were included in selling and administrative expense.


LITIGATION CHARGES

Furr's Supermarkets filed suit against us in 1997 claiming they were overcharged for products. During 1997, Fleming and Furr's reached an agreement dismissing all litigation between them. Pursuant to the settlement, Furr's purchased our El Paso product supply center in 1998, together with related inventory and equipment. As part of the settlement, we paid Furr's $1.7 million in 1997 and $7.8 million in 1998 as a refund of fees and charges.


PER SHARE RESULTS

We did not reflect 1,220,000 weighted average potential shares for the 2000 diluted calculation or 364,000 weighted average potential shares for the 1999 diluted calculation because they would be antidilutive. Other options with exercise prices exceeding market prices consisted of 4.4 million shares in 2000 and 3.8 million shares in 1999 of common stock at a weighted average exercise price of $12.94 and $14.19 per share, respectively, that were not included in the computation of diluted earnings per share because the effect would be antidilutive.


SEGMENT INFORMATION

Considering the customer types and the processes for meeting the needs of customers, senior management manages the business as two reportable segments: distribution and retail operations.

The distribution segment sells food and non-food products (e.g., food, general merchandise, health and beauty care, and Fleming Brands) to supermarkets, convenience stores, supercenters, discount stores, limited assortment stores, drug stores, specialty stores and other stores across the U.S. We also offer a variety of retail support services to independently-owned and company-owned retail stores. The aggregation is based primarily on the common customer base and the interdependent marketing and distribution efforts.

Our senior management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with our consolidated financial statements and, accordingly, are reported on the same basis herein. Interest expense, interest income, equity investments, LIFO adjustments, support services expenses, other unusual charges and income taxes are managed separately by senior management and those items are not allocated to the business segments. Intersegment transactions are reflected at cost.

The following table sets forth the composition of the segments' and total company's net sales, operating earnings, depreciation and amortization, capital expenditures and identifiable assets.


(In millions)                                   2000         1999         1998
-------------                                   ----         ----         ----
Net Sales
 Distribution                                $ 12,926      $ 12,718     $ 13,120
 Intersegment elimination                      (1,757)       (2,165)      (2,031)
                                             --------      --------     --------
 Net distribution                              11,169        10,553       11,089
 Retail                                         3,275         3,719        3,589
                                             --------      --------     --------
Total                                        $ 14,444      $ 14,272     $ 14,678
                                             ========      ========     ========

Operating Earnings
 Distribution                                $    297      $    290     $    259
 Retail                                            62            (2)          62
 Support services                                (197)         (112)        (122)
                                             --------      --------     --------
 Total operating earnings                         162           176          199

 Interest expense                                (175)         (165)        (161)
 Interest income                                   33            40           37
 Equity investment results                         (8)          (10)         (12)
 Litigation charges                                 -             -           (8)
 Impairment/restructuring charge                 (213)         (103)        (653)
                                             --------      --------     --------
Loss before taxes                            $   (201)     $    (62)    $   (598)
                                             ========      ========     ========

Depreciation and Amortization
 Distribution                                $    105      $     88     $    107
 Retail                                            57            64           61
 Support Services                                  12            10           17
                                             --------      --------     --------
Total                                        $    174      $    162     $    185
                                             ========      ========     ========

Capital Expenditures
 Distribution                                $     99      $     53     $     81
 Retail
                                                   45           112          118
 Support Services                                   7             1            1
                                             --------      --------     --------
Total                                        $    151      $    166     $    200
                                             ========      ========     ========

Identifiable Assets
 Distribution                                $  2,499      $  2,546     $  2,524
 Retail                                           681           848          697
 Support Services                                 223           179          270
                                             --------      --------     --------
Total                                        $  3,403      $  3,573     $  3,491
                                             ========      ========     ========


INCOME TAXES

Components of taxes on loss are as follows:

(In thousands)                        2000        1999        1998
--------------                        ----        ----        ----

Current:
 Federal                            $ (23,291)  $ (17,287)   $  23,896
 State                                 10,082      (3,924)       5,737
                                    ---------   ---------    ---------
Total current                         (13,209)    (21,211)      29,633
                                    ---------   ---------    ---------
Deferred:
 Federal                              (41,123)      2,552      (94,254)
 State                                (24,415)        806      (22,986)
                                    ---------   ---------     ---------
Total deferred                        (65,538)      3,358     (117,240)
                                    ---------   ---------     ---------
Taxes on loss                       $ (78,747)  $ (17,853)   $ (87,607)
                                    =========   =========    =========


Deferred tax expense (benefit) relating to temporary differences includes the following components:

(In thousands)                        2000        1999          1998
--------------                        ----        ----          ----

Depreciation and amortization      $ (39,106)   $  (9,603)   $ (64,132)
Inventory                              4,313        7,019       (6,839)
Capital losses                           452       (4,825)         251
Asset valuations and reserves         29,495      (18,114)       9,302
Equity investment results              8,837         (172)        (403)
Credit losses                          1,924       (4,527)      (7,825)
Lease transactions                    (4,887)       7,996      (34,718)
Associate benefits                    (7,187)      31,700        3,200
Note sales                               (41)        (139)        (217)
Net operating loss carryforwards     (62,951)           -            -
Other                                  3,613       (5,977)     (15,859)
                                       -----       ------      -------

Deferred tax expense (benefit)     $ (65,538)   $   3,358    $(117,240)
                                   =========    =========    =========


Temporary differences that give rise to deferred tax assets and liabilities as of year-end 2000 and 1999 are as follows:

(In thousands)                                     2000            1999
--------------                                     ----            ----

Deferred tax assets:
 Depreciation and amortization                  $  57,740       $  23,002
 Asset valuations and reserve activities           21,772          48,559
 Associate benefits                                67,258          54,457
 Credit losses                                     24,927          28,263
 Equity investment results                          2,522           9,983
 Lease transactions                                45,208          40,325
 Inventory                                         26,918          26,342
 Acquired loss carryforwards                            0              67
 Capital losses                                     8,152           9,372
 Net operating loss carryforwards                  62,951               0
 Other                                             25,999          30,847
                                                  -------         -------
Total deferred tax assets                         343,447         271,217
                                                  -------         -------

Deferred tax liabilities:
 Depreciation and amortization                     47,734          52,103
 Equity investment results                          4,857           3,482
 Lease transactions                                 1,528           1,532
 Inventory                                         61,757          56,867
 Associate benefits                                24,725          29,424
 Asset valuations and reserve activities            5,480           2,772
 Note sales                                         2,253           3,387
 Prepaid expenses                                   3,277           3,874
 Capital losses                                       320           1,088
 Other                                             27,203          28,225
                                                  -------         -------
Total deferred tax liabilities                    179,134         182,754
                                                  -------         -------
Net deferred tax asset                          $ 164,313       $  88,463
                                                =========       =========

The  change in net  deferred  tax asset  from  1999 to 2000 is  allocated  $65.5
million  to  deferred   income  tax  benefit  and  $10.3   million   benefit  to
stockholders' equity.

We have federal net operating loss carryforwards of approximately $122 million and state net operating loss carryforwards of approximately $342 million that are due to expire at various times through the year 2021. We also have charitable contribution carryforwards of approximately $2 million that will begin to expire in 2005. We believe it is more likely than not that all of our deferred tax assets will be realized.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                      2000       1999     1998
                                      ----       ----     ----

Statutory rate                       35.0%      35.0%    35.0%
State income taxes, net of
 federal tax benefit                  5.4        5.1      6.8
Acquisition-related differences       (.5)       0.0     12.3
Other                                 2.5       (3.1)     (.4)
                                      ---       ----      ---

Effective rate on operations         42.4%      37.0%    53.7%

Impairment/restructuring and
 related charges                     (3.2)      (8.5)   (39.1)
                                     ----       ----    -----

Effective rate after impairment/
 restructuring and related           39.2%      28.5%    14.6%
                                     ====       ====     ====

During 1999, we recorded interest income of $9 million related to refunds in federal income taxes from prior years.


INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable consist of the following:

(In thousands)                               2000        1999
--------------                               ----        ----

Investments in and advances to customers   $  7,452   $ 14,136
Notes receivable from customers              85,521     83,354
Other investments and receivables            11,493     11,405
                                             ------     ------

Investments and notes receivable           $104,466   $108,895
                                           ========   ========

Investments and notes receivable are shown net of reserves of $26 million and $23 million in 2000 and 1999, respectively. Sales to customers accounted for under the equity method were approximately $0.2 billion, $0.3 billion and $0.6 billion in 2000, 1999 and 1998, respectively. Receivables include $4 million and $8 million in 2000 and 1999, respectively, due from customers accounted for under the equity method.

We extend long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years.

Impaired notes receivable (including current portion) are as follows:

(In thousands)                                       2000        1999
--------------                                       ----        ----

Impaired notes with related allowances             $ 45,711    $ 57,657
Credit loss allowance on impaired notes             (20,101)    (25,811)
Impaired notes with no related allowances             4,793       4,613
                                                      -----       -----

Net impaired notes receivable                      $ 30,403    $ 36,459
                                                   ========    ========

Average investments in impaired notes were as follows: 2000-$52 million; 1999-$65 million; and 1998-$59 million.



Activity in the allowance for credit losses is as follows:

(In thousands)                        2000        1999        1998
--------------                        ----        ----        ----

Balance, beginning of year          $ 55,528    $ 47,232    $ 43,848
Charged to costs and expenses         28,872      25,394      23,498
Uncollectible accounts written off,
 net of recoveries                   (24,682)    (17,098)    (20,114)
                                     -------     -------     -------

Balance, end of year                $ 59,718    $ 55,528    $ 47,232
                                    ========    ========    ========

We sold certain notes receivable at face value with limited recourse in years prior to 1998. The outstanding balance at year-end 2000 on all notes sold is $5 million, of which we are contingently liable for $3 million should all the notes become uncollectible.


LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                     2000        1999
--------------                                     ----        ----

10 5/8% senior notes due 2001                   $  300,000  $  300,000
10 1/2% senior subordinated notes due 2004         250,000     250,000
10 5/8% senior subordinated notes due 2007         250,000     250,000
Revolving credit, average interest rates of
 7.7% for 2000 and 6.5% for 1999, due 2003         300,000     255,000
Term loans, due 2001 to 2004, average interest
 rate of 7.8% for 2000 and 7.3% for 1999           154,421     197,594
Other debt                                          16,150      52,496

                                                 1,270,571   1,305,090
Less current maturities                            (38,171)    (70,905)
                                                   -------     -------

Long-term debt                                  $1,232,400  $1,234,185
                                                ==========  ==========

Five-year Maturities: Aggregate maturities of long-term debt for the next five years are as follows: 2001-$38 million; 2002-$50 million; 2003-$347 million; 2004-$287 million; and 2005-$0.

The 10 5/8% $300 million senior notes were issued in 1994 and mature December 15, 2001. The senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to the subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility.

On March 15, 2001, $355 million of 10 1/8% senior notes were issued and mature on March 15, 2008. Most of the net proceeds were deposited with the trustee for the 10 5/8% senior notes on March 15, 2001 to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium, on April 16, 2001 and to defease our obligations under the indenture governing these notes. The balance of the net proceeds was used to pay down our revolver loans. The new senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to the subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility. Both the 10 5/8% and 10 1/8% senior notes are guaranteed by substantially all subsidiaries (see -Subsidiary Guarantee of Senior Notes below).

The senior subordinated notes consist of two issues: $250 million of 10 1/2% Notes due December 1, 2004 and $250 million of 10 5/8% Notes due July 31, 2007. The subordinated notes are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and senior to or of equal rank with all of our existing and future subordinated indebtedness.

On March 15, 2001, $150 million of 5.25% convertible senior subordinated notes were issued and mature on March 15, 2009 and have a conversion price of $30.27 per share. The net proceeds were used to pay down the revolving credit facility. The convertible notes are callable after 2004, and are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and rank senior to or of equal rank with all of our existing and future subordinated indebtedness.

In July, 1997, we developed a senior secured credit facility which consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and an amortizing term loan with a maturity of July 25, 2004. The term loan was originally $250 million but has been paid down to $154 million. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of Fleming and our subsidiaries and in the capital stock or other equity interests we own in our subsidiaries. In addition, this credit facility is guaranteed by substantially all subsidiaries. The stated interest rate on borrowings under the credit agreement is equal to a referenced index interest rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on our senior secured bank debt.

The credit agreement and the indentures under which other debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization and net rent expense; maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1; and a limitation on restricted payments, including dividends, up to $71 million at year-end 2000, based on a formula tied to net earnings and equity issuances. Under the credit agreement, new issues of certain kinds of debt must have a maturity after January 2005. Covenants contained in our indentures under which other debt instruments were issued are generally less restrictive than those of the credit agreement. We are in compliance with all financial covenants under the credit agreement and its indentures.

The credit facility may be terminated in the event of a defined change of control. Under the indentures, noteholders may require us to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At year-end 2000, borrowings under the credit facility totaled $154 million in term loans and $300 million of revolver borrowings, and $43 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with our normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At year-end 2000, we would have been allowed to borrow an additional $257 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding.

Medium-term Notes: Medium-term notes are included in other debt in the above table. Between 1990 and 1993, we registered $565 million in medium-term notes with a total of $275 million issued. The balances due at year-end 2000 and 1999 were $17 million and $53 million, respectively, with average interest rates of 7.8% for 2000 and 7.2% for 1999. The notes mature from 2001 to 2003.

Credit Ratings: On March 5, 2001, Moody's Investors Service ("Moody's") announced it had upgraded its ratings for our various issues of long-term debt essentially by one notch, and that it had changed its outlook from positive to stable. On February 28, 2001, Standard & Poor's rating group ("S&P") announced it had revised its outlook for its ratings from stable to positive. Giving effect to these changes, the table below summarizes our credit ratings:

                                        Moody's         S&P
                                        -------         ---
Credit agreement loan                   Ba2             BB
Senior implied debt                     Ba3             BB-
Senior unsecured debt                   Ba3             B+
Senior subordinated notes               B2              B
Outlook                                 Stable          Positive

Average Interest Rates: The average interest rate for total debt (including capital lease obligations) before the effect of interest rate hedges was 9.5% for 2000, versus 10.2% for 1999. Including the effect of interest rate hedges, the average interest rate for total debt was 9.5% and 10.5% for 2000 and 1999, respectively.

Interest Expense:  Components of interest expense are as follows:

(In thousands)                        2000        1999       1998
--------------                        ----        ----       ----

Interest costs incurred:
 Long-term debt                     $135,474   $127,271    $123,054
 Capital lease obligations            39,609     36,768      37,542
 Other                                 1,537      2,258       1,589
                                       -----      -----       -----

 Total incurred                      176,620    166,297     162,185
Less interest capitalized             (2,051)    (1,117)       (604)
                                      ------     ------        ----

Interest expense                    $174,569   $165,180    $161,581
                                    ========   ========    ========

Derivatives: From time to time we may use interest rate hedge agreements with the objective of managing interest costs and exposure to changing interest rates. The classes of derivative financial instruments used have included interest rate swap and cap agreements. The counterparties to these agreements have been major U.S. and international financial institutions with credit ratings higher than ours. Our policy regarding derivatives is to engage in a financial risk management process to manage our defined exposures to uncertain future changes in interest rates which impact net earnings. At fiscal year-end 2000, there were no interest rate hedge agreements outstanding.

The Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and became effective on January 1, 2001. We revised our written policies regarding financial derivatives, as needed, prior to the effective date. There was no significant impact on our financial statements upon adopting the new standard.

Fair Value of Financial Instruments: The fair value of long-term debt was determined using valuation techniques that considered market prices for actively traded debt, and cash flows discounted at current market rates for management's best estimate for instruments without quoted market prices. At year-end 2000, the carrying value of total debt (excluding capital leases) was higher than the fair value by $175 million, or 13.8% of the carrying value. Fair value was lower than the carrying value at year-end 2000 primarily because our credit agreement revolver and term loans were priced at borrowing margins set in 1997 which were significantly below market prices in 2000. The fair value of our senior subordinated notes was substantially below carrying value primarily because the interest rates on this debt, which were set in 1997, were significantly below market levels at year-end 2000. On March 7, 2001, the carrying value for our debt was only 2.1% higher than fair value primarily because our credit agreement borrowing margins have been increased and our perceived creditworthiness improved due to the $50 million equity investment by an affiliate of Yucaipa plus the anticipated economic benefits relating to the new Kmart strategic alliance. At year-end 1999, the carrying value of debt was higher than the fair value by $69 million, or 5.3% of the carrying value.

The fair value of notes receivable is comparable to the carrying value because of the variable interest rates charged on certain notes and because of the allowance for credit losses.

Subsidiary Guarantee of Senior Notes: The senior notes are guaranteed by all of Fleming's direct and indirect subsidiaries (except for certain inconsequential subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to Fleming (the parent) in the form of cash dividends, loans or advances.

The following condensed consolidating financial information depicts, in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. The financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.


CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                                December 30, 2000
                                   ---------------------------------------------------------------------
                                     Parent                      Non-
                                    Company     Guarantors    Guarantors    Eliminations    Consolidated
                                   ---------    ----------    ----------    ------------    ------------
                                                                (In thousands)
            ASSETS

     Current assets:
      Cash and cash equivalents   $    22,487   $     6,753   $     1,140    $         -    $    30,380
      Receivables, net                406,203       101,884           958              -        509,045
      Inventories                     635,227       192,499         3,539              -        831,265
      Other current assets            247,400         4,943            40              -        252,383
                                  -----------    -----------  -----------    -----------    -----------
           Total current assets     1,311,317       306,079         5,677              -      1,623,073
     Investment in subsidiaries        53,381             -             -        (53,381)             -
     Intercompany receivables         384,450             -             -       (384,450)             -
     Property and equipment, net      424,321       285,117         7,019              -        716,457
     Goodwill, net                    411,094       129,440         3,785              -        544,319
     Other assets                     463,008        42,918        13,036              -        518,962
                                  -----------   -----------   -----------    -----------    -----------
                                  $ 3,047,571   $   763,554   $    29,517    $  (437,831)   $ 3,402,811
                                  ===========   ===========   ===========    ===========    ===========

      LIABILITIES AND EQUITY (DEFICIT)

     Current liabilities:
      Accounts payable            $   821,407   $   120,145   $     1,727    $         -    $   943,279
      Intercompany payables                 -       342,627        41,823       (384,450)             -
      Other current liabilities       244,524        43,275         1,310              -        289,109
                                  -----------   -----------   -----------    -----------    -----------
          Total current liabilities 1,065,931       506,047        44,860       (384,450)     1,232,388
     Obligations under capital leases 214,611       162,628             -              -        377,239
     Long-term debt and other
        liabilities                 1,339,837        26,096            59              -      1,365,992
     Equity (deficit)                 427,192        68,783       (15,402)       (53,381)       427,192
                                  -----------   -----------   -----------    -----------    -----------
                                  $ 3,047,571   $   763,554   $    29,517    $  (437,831)   $ 3,402,811
                                  ===========   ===========   ===========    ===========    ===========

                                                                December 25, 1999
                                   ---------------------------------------------------------------------
                                     Parent                      Non-
                                    Company     Guarantors    Guarantors    Eliminations    Consolidated
                                   ---------    ----------    ----------    ------------    ------------
                                                                (In thousands)
            ASSETS
     Current assets:
      Cash and cash equivalents   $   (54,803)  $    61,307   $       179    $         -    $     6,683
      Receivables, net                405,076        90,128           955              -        496,159
      Inventories                     795,899       198,769         3,137              -        997,805
      Other current assets            222,461         5,624            18              -        228,103
                                  -----------   -----------   -----------    -----------    -----------
           Total current assets     1,368,633       355,828         4,289              -      1,728,750
     Investment in subsidiaries        53,381             -             -        (53,381)             -
     Intercompany receivables         463,191             -             -       (463,191)             -
     Property and equipment, net      559,424       273,137         5,615              -        838,176
     Goodwill, net                    428,667       133,368         4,085              -        566,120
     Other assets                     369,500        70,646            26              -        440,172
                                  -----------   -----------   -----------    -----------    -----------
                                  $ 3,242,796   $   832,979   $    14,015    $  (516,572)   $ 3,573,218
                                  ===========   ===========   ===========    ===========    ===========

      LIABILITIES AND EQUITY (DEFICIT)

     Current liabilities:
      Accounts payable            $   859,694   $   120,538   $       987    $         -    $   981,219
      Intercompany payables                 -       435,028        28,163       (463,191)             -
      Other current liabilities       246,010        56,258           232              -        302,500
                                  -----------   -----------   -----------    -----------    -----------
          Total current liabilities 1,105,704       611,824        29,382       (463,191)     1,283,719
     Obligations under capital leases 230,983       136,977             -              -        367,960
     Long-term debt and other
        liabilities                 1,345,407        15,395            35              -      1,360,837
     Equity (deficit)                 560,702        68,783       (15,402)       (53,381)       560,702
                                  -----------   -----------   -----------    -----------    -----------
                                  $ 3,242,796   $   832,979   $    14,015    $  (516,572)   $ 3,573,218
                                  ===========   ===========   ===========    ===========    ===========


CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                      53 Weeks Ended December 30, 2000
                                   ---------------------------------------------------------------------
                                     Parent                      Non-
                                    Company     Guarantors    Guarantors    Eliminations    Consolidated
                                   ---------    ----------    ----------    ------------    ------------
                                                                (In thousands)
     Net sales                    $ 12,013,293  $ 3,768,333   $     70,022    $ (1,407,833)   $ 14,443,815
     Costs and expenses:
      Cost of sales                 11,349,595    3,102,660         52,493      (1,407,833)     13,096,915
      Selling and administrative       575,408      591,144         18,451               -       1,185,003
      Other                            100,721       46,796          2,424               -         149,941
      Impairment/restructuring charge  155,813       56,971             61               -         212,845
      Equity loss from subsidiaries     20,108            -              -         (20,108)              -
                                  ------------  -----------   ------------    ------------    ------------
         Total costs and expenses   12,201,645    3,797,571         73,429      (1,427,941)     14,644,704
                                  ------------  -----------   ------------    ------------    ------------
     Income (loss) before taxes       (188,352)     (29,238)        (3,407)         20,108        (200,889)
     Taxes on income (loss)            (66,210)     (11,095)        (1,442)              -         (78,747)
                                  ------------  ------------  ------------    ------------    ------------
     Net income (loss)            $   (122,142) $   (18,143)  $     (1,965)   $     20,108    $   (122,142)
                                  ============  ============  ============    ============    ============

                                                           52 Weeks Ended December 25, 1999
                                   ---------------------------------------------------------------------
                                     Parent                      Non-
                                    Company     Guarantors    Guarantors    Eliminations    Consolidated
                                   ---------    ----------    ----------    ------------    ------------
                                                                (In thousands)
     Net sales                    $ 13,624,272  $  1,043,109   $    141,700    $   (537,045)   $ 14,272,036
     Costs and expenses:
      Cost of sales                 12,434,048       821,782        116,084        (537,045)     12,834,869
      Selling and administrative     1,012,393       224,572         24,666               -       1,261,631
      Other                            112,593        19,400          3,112               -         135,105
      Impairment/restructuring charge  101,058         1,954              -               -         103,012
      Equity loss from subsidiaries     16,896             -              -         (16,896)              -
                                  ------------  ------------   ------------    ------------    ------------
         Total costs and expenses   13,676,988     1,067,708        143,862        (553,941)     14,334,617
                                  ------------  ------------   ------------    ------------    ------------
     Income (loss) before taxes        (52,716)      (24,599)        (2,162)         16,896         (62,581)
     Taxes on income (loss)             (7,988)       (8,949)          (916)              -         (17,853)
                                  ------------  ------------   ------------    ------------    ------------
     Net income (loss)            $    (44,728) $    (15,650)  $     (1,246)   $     16,896    $    (44,728)
                                  ============  ============   ============    ============    ============

                                                        52 Weeks Ended December 26, 1998
                                   ---------------------------------------------------------------------
                                     Parent                      Non-
                                    Company     Guarantors    Guarantors    Eliminations    Consolidated
                                   ---------    ----------    ----------    ------------    ------------
                                                                (In thousands)
     Net sales                    $ 14,299,725  $    377,970   $    203,861    $   (203,652)   $ 14,677,904
     Costs and expenses:
      Cost of sales                 12,957,205       307,666        166,311        (203,652)     13,227,530
      Selling and administrative     1,143,656        71,250         36,686               -       1,251,592
      Other                            139,033         1,881          3,333               -         144,247
      Impairment/restructuring charge  608,378        26,495         17,864               -         652,737
      Equity loss from subsidiaries     38,503             -              -         (38,503)              -
                                  ------------  ------------   ------------    ------------    ------------
         Total costs and expenses   14,886,775       407,292        224,194        (242,155)     15,276,106
                                  ------------  ------------   ------------    ------------    ------------
     Income (loss) before taxes       (587,050)      (29,322)       (20,333)         38,503        (598,202)
     Taxes on income (loss)            (76,455)       (6,480)        (4,672)              -         (87,607)
                                  ------------  ------------   ------------    ------------    ------------
     Net income (loss)            $   (510,595) $    (22,842)  $    (15,661)   $     38,503    $   (510,595)
                                  ============  ============   ============    ============    ============


CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                        53 Weeks Ended December 30, 2000
                                            -----------------------------------------------------------------
                                              Parent                    Non-
                                             Company     Guarantors  Guarantors    Eliminations  Consolidated
                                            ---------    ----------  ----------    ------------  ------------
                                                                (In thousands)
 Net cash provided by operating activities   $  40,039    $  86,008  $     598     $        -   $ 126,645
                                             ---------    ---------  ---------     ----------   ---------
Cash flows from investing activities:
  Purchases of property and equipment          (75,354)     (60,221)   (15,262)             -    (150,837)
  Other                                        101,247        1,686          -              -     102,933
                                             ---------    ---------  ---------     ----------   ---------
 Net cash provided by (used in) investing
  activities                                    25,893      (58,535)   (15,262)             -     (47,904)
                                             ---------    ---------  ---------     ----------   ---------
 Cash flows from financing activities:
  Repayments on capital lease obligations      (15,398)      (5,490)         -              -     (20,888)
  Advances (to) from parent                     60,912      (76,537)    15,625              -           -
  Other                                        (34,156)           -          -              -     (34,156)
                                             ---------    ---------  ---------     ----------   ---------
 Net cash provided by (used in) financing
  activities                                    11,358      (82,027)    15,625              -     (55,044)
                                             ---------    ---------  ---------     ----------   ---------
 Net increase (decrease) in cash and cash
  equivalents                                   77,290      (54,554)       961              -      23,697
 Cash and cash equivalents at beginning
  of year                                      (54,803)      61,307        179              -       6,683
                                             ---------    ---------  ---------     ----------   ---------
 Cash and cash equivalents at end
   of year                                   $  22,487    $   6,753  $   1,140     $        -   $  30,380
                                             =========    =========  =========     ==========   =========

                                                        52 Weeks Ended December 25, 1999
                                            -----------------------------------------------------------------
                                              Parent                    Non-
                                             Company     Guarantors  Guarantors    Eliminations  Consolidated
                                            ---------    ----------  ----------    ------------  ------------
                                                                (In thousands)
Net cash provided by (used in) operating
 activities                                $  86,780     $  25,659   $   5,178     $         -   $ 117,617
                                           ---------     ---------   ---------     -----------   ---------
Cash flows from investing activities:
 Purchases of property and equipment        (121,414)      (42,482)     (2,443)              -    (166,339)
 Other                                       (51,214)        4,209           -               -     (47,005)
                                           ---------     ---------   ---------     -----------   ---------
Net cash used in investing activities       (172,628)      (38,273)     (2,443)              -    (213,344)
                                           ---------     ---------   ---------     -----------   ---------
Cash flows from financing activities:
 Repayments on capital lease obligations     (18,101)       (3,112)       (320)              -     (21,533)
 Advances (to) from parent                   (76,668)       78,853      (2,185)              -           -
 Other                                       117,976             -           -               -     117,976
                                           ---------     ---------   ---------     -----------   ---------
Net cash provided by (used in) financing
 activities                                   23,207        75,741      (2,505)              -      96,443
                                           ---------     ---------   ---------     -----------   ---------
Net increase (decrease) in cash and cash
 equivalents                                 (62,641)       63,127         230               -         716
Cash and cash equivalents at beginning
 of year                                       7,838        (1,820)        (51)              -       5,967
                                           ---------     ---------   ---------     -----------   ---------
Cash and cash equivalents at end of year   $ (54,803)    $  61,307   $     179     $         -   $   6,683
                                           =========     =========   =========     ===========   =========

                                                        52 Weeks Ended December 26, 1998
                                            -----------------------------------------------------------------
                                              Parent                    Non-
                                             Company     Guarantors  Guarantors    Eliminations  Consolidated
                                            ---------    ----------  ----------    ------------  ------------
                                                                (In thousands)
Net cash provided by (used in) operating
 activities                                 $ 148,865    $   7,789   $ (15,575)     $        -   $ 141,079
                                            ---------    ---------   ---------      ----------   ---------
Cash flows from investing activities:
 Purchases of property and equipment         (191,357)      (5,571)     (3,283)              -    (200,211)
 Other                                         35,551        1,348           -               -      36,899
                                            ---------    ---------   ---------      ----------   ---------
Net cash used in investing activities        (155,806)      (4,223)     (3,283)              -    (163,312)
                                            ---------    ---------   ---------      ----------   ---------
Cash flows from financing activities:
 Repayments on capital lease obligations      (12,470)        (589)       (297)              -     (13,356)
 Advances (to) from parent                    (10,046)      (8,181)     18,227               -           -
 Other                                         11,240            -           -               -      11,240
                                            ---------    ---------   ---------      ----------   ---------
Net cash provided by (used in) financing
 activities                                   (11,276)      (8,770)     17,930               -      (2,116)
                                            ---------    ---------   ---------      ----------   ---------
Net decrease in cash and cash equivalents     (18,217)      (5,204)       (928)              -     (24,349)
Cash and cash equivalents at beginning
 of year                                       26,054        3,385         877               -      30,316
                                            ---------    ---------   ---------      ----------   ---------
Cash and cash equivalents at end of year    $   7,837    $  (1,819)  $     (51)     $        -   $   5,967
                                            =========    =========   =========      ==========   =========


LEASE AGREEMENTS

Capital And Operating Leases: We lease certain distribution facilities with terms generally ranging from 20 to 35 years, while lease terms for other operating facilities range from 1 to 15 years. The leases normally provide for minimum annual rentals plus executory costs and usually include provisions for one to five renewal options of five years each.

We lease company-owned store facilities with terms generally ranging from 15 to 20 years. These agreements normally provide for contingent rentals based on sales performance in excess of specified minimums. The leases usually include provisions for one to four renewal options of two to five years each. Certain equipment is leased under agreements ranging from two to eight years with no renewal options.

Accumulated amortization related to leased assets under capital leases was $59 million and $38 million at year-end 1999 and 2000, respectively.

Future minimum lease payment obligations for leased assets under capital leases as of year-end 2000 are set forth below:

(In thousands)                                   Lease
Years                                          Obligations
-----                                          -----------

2001                                            $ 37,889
2002                                              36,995
2003                                              37,187
2004                                              37,066
2005                                              37,628
Later                                            140,308
                                                 -------

Total minimum lease payments                     327,073
Less estimated executory costs                   (50,042)
                                                 -------

Net minimum lease payments                       277,031
Less interest                                   (60,237)
                                                 -------

Present value of net minimum lease payments      216,794
Less current obligations                          (9,194)
                                                 -------
Long-term obligations                           $207,600
                                                ========

Future minimum lease payments required at year-end 2000 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

(In thousands)
              Facility   Facilities  Equipment     Net
Years         Rentals    Subleased    Rentals     Rentals
-----         -------    ---------    -------     -------

2001         $ 150,123  $  (69,768)  $  13,453   $  93,808
2002           137,987     (60,986)      9,575      86,576
2003           126,293     (53,469)      4,273      77,097
2004            70,382     113,833     (45,035)      1,584
2005            99,759     (40,878)        314      59,195
Later          296,983    (116,352)          -     180,631
               -------    --------     -------     -------

Total lease
 payments    $ 924,978   $(386,488)  $  29,199   $ 567,689
             =========   =========   =========   =========


The following table shows the composition of annual net rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:

(In thousands)                        2000        1999        1998
--------------                        ----        ----        ----
Operating activity:
  Rental expense                    $ 76,118   $ 95,760    $100,238
  Contingent rentals                     902      1,329       1,971
  Less sublease income                (9,014)    (9,868)     (7,349)
                                      ------     ------      ------
                                      68,006     87,221      94,860
                                      ------     ------      ------
Financing activity:
  Rental expense                      68,747     64,107      70,914
  Less sublease income               (66,757)   (68,442)    (63,920)
                                     -------    -------     -------
                                       1,990     (4,335)      6,994
                                       -----     ------       -----

Net rental expense                  $ 69,996   $ 82,886    $101,854
                                    ========   ========    ========


We reflect net financing activity, as shown above, as a component of net sales.

Direct Financing Leases: We lease retail store facilities with terms generally ranging from 15 to 20 years which are subsequently subleased to customers. Most leases provide for a percentage rental based on sales performance in excess of specified minimum rentals. The leases usually contain provisions for one to four renewal options of five years each. The sublease to the customer is normally for an initial five-year term with automatic five-year renewals at our discretion, which corresponds to the length of the initial term of the prime lease.

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 2000:

(In thousands)                               Lease Rentals    Lease
Years                                          Receivable  Obligations
-----                                          ----------  -----------

2001                                           $ 32,714    $ 30,004
2002                                             26,181      29,877
2003                                             22,420      28,757
2004                                             19,532      27,938
2005                                             17,300      27,231
Later                                            55,123      92,109
                                                 ------      ------

Total minimum lease payments                    173,270     235,916
Less estimated executory costs                  (14,353)    (20,888)
                                                -------     -------

Net minimum lease payments                      158,917     215,028
Less interest                                   (43,420)    (32,917)
                                                -------     -------

Present value of net minimum lease payments     115,497     182,111
Less current portion                            (13,486)    (12,472)
                                                -------     -------

Long-term portion                              $102,011    $169,639
                                               ========    ========

Contingent rental income and contingent rental expense are not material.


SHAREHOLDERS' EQUITY

Fleming offers a Dividend Reinvestment and Stock Purchase Plan which provides shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 31,000 and 54,000 new shares in 2000 and 1999, respectively.

Our employee stock ownership plan (ESOP) established in 1990 allows substantially all associates to participate. In 1990, the ESOP entered into a note with a bank to finance the purchase of the shares. In 1994, we paid off the note and received a note from the ESOP. The ESOP completed payments of the loan balance to us in 1999.

We made contributions to the ESOP based on fixed debt service requirements of the ESOP note. Such contributions were approximately $2 million in 1999, $2.5 million in 1998, and $2 million in 1997. The ESOP note was paid off in 1999 therefore there were no contributions in 2000. Dividends used by the ESOP for debt service and interest and compensation expense were not material.

We issue shares of restricted stock to key employees under plans approved by the stockholders. Periods of restriction and/or performance goals are established for each award.

The fair value of the restricted stock at the time of the grant is recorded as unearned compensation - restricted stock which is netted against capital in excess of par within shareholders' equity. Compensation is amortized to expense when earned. At year-end 2000, 363,546 shares remained available for award under all plans.

Information regarding restricted stock balances is as follows (in thousands):

                                                  2000       1999
                                                  ----       ----

Awarded restricted shares outstanding              746        441
                                                   ===        ===

Unearned compensation - restricted stock        $1,232     $3,503
                                                ======     ======

We may grant stock options to key employees through stock option plans, providing for the grant of incentive stock options and non-qualified stock options. The stock options have a maximum term of 10 years and have time and/or performance based vesting requirements. At year-end 2000, there were approximately 1,848,000 shares available for grant under the unrestricted stock option plans. Subsequent to year end, approximately 61,500 stock options were granted.

Stock option transactions for the three years ended December 30, 2000 are as follows:

                                       Weighted Average
(Shares in thousands)        Shares     Exercise Price     Price Range
---------------------        ------     --------------     -----------

Outstanding, year-end 1997    2,266    $   22.65        $16.38 - 38.38
 Granted                        550        10.18        $ 9.72 - 18.19
 Exercised                       (3)       16.38        $16.38 - 16.38
 Canceled and forfeited        (403)       25.40        $16.38 - 37.06
                               ----        -----        ------   -----

Outstanding, year-end 1998    2,410    $   19.35        $ 9.72 - 38.38
 Granted                      2,339         9.80        $ 7.53 - 12.25
 Canceled and forfeited        (968)       16.53        $ 7.53 - 38.38
                               ----        -----        ------   -----

Outstanding, year-end 1999    3,781    $   14.19        $ 7.53 - 38.38
 Granted                      1,586        12.79        $ 8.94 - 17.22
 Exercised                      (59)        9.69        $ 7.53 - 11.72
 Canceled and forfeited        (897)       18.13        $ 7.53 - 37.06
                               ----        -----        ------   -----

Outstanding, year-end 2000    4,411    $   12.94        $ 7.53 - 38.38
                              =====    =========        ======   =====


Information regarding options outstanding at year-end 2000 is as follows:

                                                  All       Options
                                              Outstanding  Currently
(Shares in thousands)                           Options   Exercisable
---------------------                           -------   -----------

Option price $28.38 - $37.06:
 Number of options                                  3            1
 Weighted average exercise price                28.38        28.38
 Weighted average remaining life in years           4            -

Option price $19.75 - $26.44:
 Number of options                                413          193
 Weighted average exercise price                24.76        24.54
 Weighted average remaining life in years           3            -

Option price $7.53 - $17.50:
 Number of options                              3,987        1,142
 Weighted average exercise price                11.63        12.38
 Weighted average remaining life in years           8            -

In the event of a change of control, the vesting of all awards will accelerate.

We apply APB Opinion No. 25 - Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Total compensation cost recognized in income for stock based employee compensation awards was $3,159,000, $1,388,000 and $3,160,000 for 2000, 1999 and 1998, respectively. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123 - Accounting for Stock-Based Compensation, reported net earnings
(loss) and earnings (loss) per share would have been $(124.7) million and $(3.22) for 2000, $(46.6) million and $(1.22) for 1999, and $(511.7) million and
$(13.48) for 1998, respectively. The weighted average fair value on the date of grant of the individual options granted during 2000, 1999 and 1998 was estimated at $7.90, $5.08 and $4.82, respectively.

Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998 are: risk-free interest rate - 4.50% to 7.00%; expected lives of options - 10 years; expected volatility - 30% to 50%; and expected dividend yield of 0.5% to 0.9%.


ASSOCIATE RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Fleming sponsors pension and postretirement benefit plans for substantially all non-union and some union associates.

Benefit calculations for our defined benefit pension plans are primarily a function of years of service and final average earnings at the time of retirement. Final average earnings are the average of the highest five years of compensation during the last 10 years of employment. We fund these plans by contributing the actuarially computed amounts that meet funding requirements. Substantially all the plans' assets are invested in listed securities, short-term investments, bonds and real estate.

We also have unfunded nonqualified supplemental retirement plans for selected associates.

We offer a comprehensive major medical plan to eligible retired associates who meet certain age and years of service requirements. This unfunded defined benefit plan generally provides medical benefits until Medicare insurance commences.

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans mentioned above.

                                                                         Other
(In thousands)                            Pension Benefits        Postretirement Benefits
--------------                            ----------------        -----------------------
                                          2000         1999         2000         1999
                                          ----         ----         ----         ----
Change in benefit obligation:
Balance at beginning of year          $ 375,603    $ 418,604    $  15,213    $  16,503
Service cost                              9,940       14,163          124          177
Interest cost                            28,924       26,511          964        1,020
Plan participants' contributions              -            -          773          837
Actuarial gain/loss                      20,118      (53,098)         604        2,006
Benefits paid                           (29,181)     (30,577)      (4,585)      (5,330)
                                      ---------    ---------    ---------    ---------
Balance at end of year                $ 405,404    $ 375,603    $  13,093    $  15,213
                                      =========    =========    =========    =========
Change in plan assets:
Fair value at beginning of year       $ 331,862    $ 316,539    $       -    $       -
Actual return on assets                 (10,968)      39,608            -            -
Employer contribution                    28,535        6,292        4,585        5,330
Benefits paid                           (29,181)     (30,577)      (4,585)      (5,330)
                                      ---------    ---------    ---------    ---------
Fair value at end of year             $ 320,248    $ 331,862    $       -    $       -
                                      =========    =========    =========    =========

Funded status                         $ (85,156)   $ (43,741)   $ (13,093)   $ (15,213)
Unrecognized actuarial loss 109,585      53,401        5,937        5,564
Unrecognized prior service  cost            899        1,190            -            -
Unrecognized net transition asset           (53)        (320)           -            -
                                      ---------    ---------    ---------    ---------
Net amount recognized                 $  25,275    $  10,530    $  (7,156)   $  (9,649)
                                      =========    =========    =========    =========
Amounts recognized in the
 consolidated balance sheet:
Prepaid benefit cost                  $   8,302    $  26,314    $       -    $       -
Accrued benefit liability               (52,181)     (33,028)      (7,156)      (9,649)
Intangible asset                            773          958            -            -
Accumulated other
 comprehensive income                    68,381       16,286            -            -
                                      ---------    ---------    ---------    ---------
Net amount recognized                 $  25,275    $  10,530    $  (7,156)   $  (9,649)
                                      =========    =========    =========    =========


The following assumptions were used for the plans mentioned above.

                                                              Other
                              Pension Benefits        Postretirement Benefits
                              ----------------        -----------------------
                                  2000       1999         2000       1999
                                  ----       ----         ----       ----

Discount rate                     7.50%     7.50%        7.50%      7.50%

Expected return on plan assets    9.00%     9.50%           -          -
assets

Rate of compensation increase     4.50%     4.00%           -          -
increase


Net periodic pension and other postretirement benefit costs include the following components:

                                                                             Other
                                  Pension Benefits                  Postretirement Benefits
                                  ----------------                  -----------------------
(In thousands)             2000        1999          1998         2000       1999       1998
--------------             ----        ----          ----         ----       ----       ----

Service cost            $  9,940    $ 14,163       $ 12,981    $    124   $    177   $    139
Interest cost             28,924      26,511         25,334         964      1,020      1,052
Expected return
 on plan assets          (29,527)    (29,257)       (25,234)          -          -          -
Amortization of
 actuarial loss            4,429      11,134          9,105         231        222          -
Amortization of
 prior service cost          292         291            354           -          -          -
Amortization of
 net transition asset       (268)       (268)          (268)          -          -          -
                            ----        ----           ----         ---        ---        ---

Net periodic
 benefit cost           $ 13,790    $ 22,574       $ 22,272    $  1,319   $  1,419   $  1,191
                        ========    ========       ========    ========   ========   ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $405 million, $370 million, and $320 million, respectively, as of December 30, 2000, and $376 million, $341 million, and $332 million, respectively, as of December 25, 1999.

For measurement purposes in 2000 and 1999, a 9.0% annual rate of increase in the per capita cost of covered medical care benefits was assumed. The rate was assumed to remain constant for both the measurement year and following year, then grade down by 0.5% per year until reaching 5.0%, then remain constant thereafter. For the 2000 and 1999 measurement years, the ultimate trend rate was realized at the year 2009 and 2008, respectively.

The effect of a one-percentage point increase in assumed medical cost trend rates would have increased the accumulated postretirement benefit obligation as of December 31, 2000 from $13.0 to $13.8 million, and increased the total of the service cost and interest cost components of the net periodic cost from $1.09 million to $1.14 million. The effect of a one-percentage point decrease in assumed medical cost trend rates would have decreased the accumulated postretirement benefit obligation as of December 31, 2000 from $13.0 to $12.5 million, and decreased the total of the service cost and interest cost components of the net periodic cost from $1.09 million to $1.04 million.

In some of the retail operations, contributory profit sharing plans were maintained for associates who meet certain types of employment and length of service requirements. These plans were discontinued at the beginning of 2000. Contributions under these defined contribution plans were made at the discretion of the Board of Directors and totaled $3 million in both 1999 and 1998.

Beginning in 2000, we changed our benefit plans to offer a matching 401(k) plan to associates in addition to the pension plan previously offered. The pension plan was continued, but with a reduced benefit formula. The new plan was also offered to an increased number of associates. Under the plan, we annually commit to a minimum funding into the plan, match 100% of the first 2% of the employee's contribution, and match 25% of the next 4% of the employee's contribution for a maximum match contribution of 3% of the employee's base salary.

Certain associates have pension and health care benefits provided under collectively bargained multi-employer agreements. Expenses for these benefits were $76 million, $77 million and $80 million for 2000, 1999 and 1998, respectively.


SUPPLEMENTAL CASH FLOWS INFORMATION

(In thousands)                              2000        1999        1998
--------------                              ----        ----        ----

Acquisitions:
 Fair value of assets acquired          $  18,529    $  78,607   $  32,080
 Less:
 Liabilities assumed or created            11,181            -       1,792
 Cash acquired                                 28          167          63
                                               --          ---          --

  Cash paid, net of cash acquired       $   7,320    $  78,440   $  30,225
                                        =========    =========   =========

Cash paid during the year for:
 Interest, net of amounts capitalized   $ 175,246    $ 165,676   $ 182,449
                                        =========    =========   =========
 Income taxes, net of refunds           $ (71,529)   $  14,863   $  23,822
                                        =========    =========   =========
Direct financing leases and
 related obligations                    $  47,195    $  45,645   $   9,349
                                        =========    =========   =========
Property and equipment
 additions by capital leases            $  32,660    $  45,220   $  70,684
                                        =========    =========   =========



CONTINGENCIES

In accordance with applicable accounting standards, we record a charge reflecting contingent liabilities (including those associated with litigation matters) when we determine that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, we disclose material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Set forth below is information regarding certain material loss contingencies:

Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by two noteholders. All cases were filed in the United States District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases; the noteholder case was also consolidated, but only for pre-trial purposes. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets litigation, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's litigation and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit and materially inflated the trading price of our common stock.

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. We again filed motions to dismiss all claims in both cases. On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000, and briefing is presently under way in the Court of Appeals for the Tenth Circuit. On August 1, 2000, the court dismissed the claims in the noteholder complaint alleging violations of the Securities Exchange Act of 1934, but the court determined that the noteholder plaintiffs have stated a claim under Section 11 of the Securities Act of 1933. On September 15, 2000, defendants filed a motion to allow an immediate appeal of the court's denial of their motion to dismiss plaintiffs' claim under Section 11. That motion was denied on January 8, 2001. The case was set for a status and scheduling conference on January 30, 2001. The court has entered an order setting this case for trial in October 2001.

Based upon some preliminary assumptions, plaintiffs' economic experts in the noteholder case have estimated "baseline" damages to be approximately $10 million and pre-judgment interest of approximately $3 million.

In 1997, we won a declaratory judgment against certain of our insurance carriers regarding policies issued to us for the benefit of our officers and directors. On motion for summary judgment, the court ruled that our exposure, if any, under the class action suits is covered by D&O policies written by the insurance carriers, aggregating $60 million in coverage, and that the "larger settlement rule" will apply to the case. According to the trial court, under the larger settlement rule, a D&O insurer is liable for the entire amount of coverage available under a policy even if there is some overlap in the liability created by the insured individuals and the uninsured corporation. If a corporation's liability is increased by uninsured parties beyond that of the insured individuals, then that portion of the liability is the sole obligation of the corporation. The court also held that allocation is not available to the insurance carriers as an affirmative defense. The insurance carriers appealed. In 1999, the appellate court affirmed the decision that the class actions were covered by D&O policies aggregating $60 million in coverage but reversed the trial court's decision as to allocation as being premature.

We intend to vigorously defend against the claims in these class action suits and pursue the issue of insurance discussed above, but we cannot predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Don's United Super (and related cases). We and two of our retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several current and former customers of the company (Don's United Super, et al. v. Fleming, et al.). The 18 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

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

On May 2, 2000, the court granted partial summary judgment to the defendants, holding that plaintiffs' breach of contract claims that relate to events that occurred more than four years before the filing of the litigation are barred by limitations, and that plaintiffs' fraud claims based upon fraudulent inducement that occurred more than 15 years before the filing of the lawsuit likewise are barred. It is unclear what impact, if any, these rulings may have on the damage calculations of the plaintiffs' expert witnesses.

The court has set August 13, 2001 as the date on which trial of the Don's case will commence.

In October 1998, we and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's suit (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, 16
plaintiffs are asserting claims in the Coddington suit, all but one of which have arbitration agreements with us. The plaintiffs assert claims virtually identical to those set forth in the Don's suit, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's suit.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. We have appealed the district court's denial of arbitration to the Eighth Circuit Court of Appeals. The two plaintiffs who were ordered to arbitration have filed motions asking the district court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same district court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al. v. Fleming, et al.) by 10 customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of our expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with us.

In March 2000, we and one former executive were named in a suit filed in the United States District Court for the Eastern District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the related Missouri cases (Don's United Super, Coddington Enterprises, Inc., and J&A Foods, Inc.) and the Storehouse Markets case (described below) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

We intend to vigorously defend against the claims in these related cases but we are currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

Storehouse Markets. In 1998, we and one of our former division officers were named in a suit filed in the United States District Court for the District of Utah by several current and former customers of the company (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages. The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of our Salt Lake City division covering a four-state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted our request for permission to appeal the class certification order, and we are pursuing that appeal on an expedited basis. Oral argument of the appeal is set for March 14, 2001.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the Storehouse Markets case and the related Missouri cases (described above) transferred to the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

Damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed. We intend to vigorously defend against these claims but we cannot predict the outcome of the case. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

Welsh. In April 2000, the operators of two grocery stores in Van Horn and Marfa, Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and pre-judgment and post- judgment interest. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, the Welsh case has been transferred to the Western District of Missouri for pre-trial proceedings. No trial date has been set in this case.

On March 2, 2001, the court ordered the parties in the Missouri cases, the Storehouse Markets cases and the Welsh case to mediate the dispute within 45 days of the order.

Other. Our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, replacement or repair of our underground fuel storage tanks and for site remediation where necessary. We have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements.

We and others have been designated by the U.S. Environmental Protection Agency and by similar state agencies as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or similar state laws, as applicable, with respect to EPA-designated Superfund sites. While liability under CERCLA for remediation at these sites is generally joint and several with other responsible parties, we believe that, to the extent we are ultimately determined to be liable for the expense of remediation at any site, such liability will not result in a material adverse effect on our consolidated financial position or results of operations. We are committed to maintaining the environment and protecting natural resources and human health and to achieving full compliance with all applicable laws, regulations and orders.

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with landlords and former landlords; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. Except as noted herein, we do not believe that any such claim will have a material adverse effect on us.


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 30, 2000, and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma

February 14, 2001 (except for the information under long-term debt and contingencies included in the notes to consolidated financial statements as to which the date is March 22, 2001)

                                                QUARTERLY FINANCIAL INFORMATION
                                          (In thousands, except per share amounts)
                                                        (Unaudited)
2000                            First         Second           Third          Fourth           Year
----                            -----         ------           -----          ------           ----
Net sales                 $  4,331,498    $  3,289,878    $  3,197,655    $  3,624,784    $ 14,443,815

Costs and expenses  (income):
  Cost of sales              3,914,824       2,998,624       2,894,341       3,289,126      13,096,915
  Selling and
   administrative              372,307         261,374         258,103         293,219       1,185,003
  Interest expense
                                53,101          38,447          40,111          42,910         174,569
  Interest income               (9,505)         (9,340)         (6,322)         (7,495)        (32,662)
  Equity investment
   results                       1,891           1,694           2,097           2,352           8,034
  Impairment/
   restructuring charge         42,145          21,013          83,356          66,331         212,845
                          ------------    ------------    ------------    ------------    ------------
Total costs and expenses     4,374,763       3,311,812       3,271,686       3,686,443      14,644,704
                          ------------    ------------    ------------    ------------    ------------
Loss before taxes              (43,265)        (21,934)        (74,031)        (61,659)       (200,889)
Taxes on loss                  (17,392)         (8,585)        (28,472)        (24,298)        (78,747)
                          ------------    ------------    ------------    ------------    ------------
Net loss                  $    (25,873)   $    (13,349)   $    (45,559)   $    (37,361)   $   (122,142)
                          ============    ============    ============    ============    ============
Basic and diluted net
 loss per share           $       (.67)   $       (.35)   $      (1.17)   $       (.96)   $      (3.15)
                          ============    ============    ============    ============    ============
Dividends paid
 per share                $        .02    $        .02    $        .02    $        .02    $        .08
                          ============    ============    ============    ============    ============
Weighted average
 shares outstanding:
  Basic                         38,515          38,576          38,902          38,934          38,716
                          ============    ============    ============    ============    ============
  Diluted                       38,515          38,576          38,902          38,934          38,716
                          ============    ============    ============    ============    ============

1999                            First          Second           Third          Fourth          Year
----                            -----          ------           -----          ------          ----

Net sales                 $  4,348,689    $  3,259,368    $  3,160,642    $  3,503,337    $ 14,272,036
Costs and expenses (income):
  Cost of sales              3,920,311       2,932,160       2,824,199       3,158,199      12,834,869
  Selling and
   administrative              376,995         286,565         291,990         306,081       1,261,631
  Interest expense              51,606          38,647          36,987          37,940         165,180
  Interest income               (9,350)         (6,894)         (7,075)        (16,999)        (40,318)
  Equity investment results      3,556           2,415           2,431           1,841          10,243
  Impairment/
   restructuring charge         37,036           6,169          36,151          23,656         103,012
                          ------------    ------------    ------------    ------------    ------------
Total costs and expenses     4,380,154       3,259,062       3,184,683       3,510,718      14,334,617
                          ------------    ------------    ------------    ------------    ------------
Earnings (loss)
 before taxes                  (31,465)            306         (24,041)         (7,381)        (62,581)
Taxes on income (loss)          (7,224)          2,644          (9,695)         (3,578)        (17,853)
                          ------------    ------------    ------------    ------------    ------------
Net loss                  $    (24,241)   $     (2,338)   $    (14,346)   $     (3,803)   $    (44,728)
                          ============    ============    ============    ============    ============

Basic and diluted net
 loss per share           $       (.64)   $       (.06)   $       (.37)   $       (.10)   $      (1.17)
                          ============    ============    ============    ============    ============

Dividends paid
 per share                $        .02    $        .02    $        .02    $        .02    $        .08
                          ============    ============    ============    ============    ============

Weighted average
 shares outstanding:
  Basic                         38,143          38,204          38,459          38,470          38,305
                          ============    ============    ============    ============    ============
  Diluted                       38,143          38,204          38,459          38,470          38,305
                          ============    ============    ============    ============    ============


Sales and cost of sales have been restated for the first three quarters of 2000 due to the adoption of SAB No. 101 and EITF 99-19 during the fourth quarter of 2000: quarter 1 - $113 million, quarter 2 - $96 million, quarter 3 - $91 million. There was no impact on earnings. Each quarter of 2000 included charges related to our strategic plan: quarter 1 - $64 million pre-tax, $38 million after-tax, $.98 per share; quarter 2 - $46 million pre-tax, $27 million after-tax, $.71 per share; quarter 3 - $101 million pre-tax, $60 million after-tax, $1.53 per share; quarter 4 - $98 million pre-tax, $58 million after-tax, $1.49 per share; full year - $309 million pre-tax, $183 million after-tax, $4.72 per share. The third quarter also included one-time items ($10 million charge related primarily to asset impairment on retail stores, income of $2 million relating to litigation settlements, and $9 million in gains from the sale of distribution facilities) netting to less than $1 million of income ($1 million after-tax or $.04 per share). The full year impact of the strategic plan charge and one-time items is $309 million pre-tax, $184 million after-tax or $4.71 per share (includes a $.05 per share impact due to converting from basic to diluted weighted average shares).

Sales and cost of sales have been restated for each quarter of 1999 due to the adoption of SAB No. 101 and EITF 99-19 during the fourth quarter of 2000: quarter 1 - $117 million, quarter 2 - $90 million, quarter 3 - $82 million, quarter 4 - $85 million, full year - $374 million. There was no impact on earnings. Each quarter of 1999 included charges related to our strategic plan: quarter 1 - $46 million pre-tax, $32 million after-tax, $.84 per share; quarter 2 - $16 million pre-tax, $12 million after-tax, $.31 per share; quarter 3 - $45 million pre-tax, $28 million after-tax, $.73 per share; quarter 4 - $30 million pre-tax, $20 million after-tax, $.50 per share; full year - $137 million pre-tax, $92 million after-tax, $2.39 per share. The third quarter also included a one-time item for gains on the sale of facilities of approximately $6 million pre-tax ($3 million after-tax or $.09 per share). The fourth quarter included one-time items ($31 million charge to close 10 conventional retail stores, income of $22 million from extinguishing a portion of the self-insured workers' compensation liability, and interest income of $9 million related to refunds in federal income taxes from prior years) netting to less than $1 million of income (less than $1 million after-tax with no impact per share). The full year impact of the strategic plan charge and one-time items is $131 million pre-tax, $88 million after-tax or $2.29 per share (includes a $.01 per share impact due to converting from basic to diluted weighted average shares).

During the fourth quarter of 2000 we adopted EITF 99-19 and restated sales and cost of sales for all prior periods. The adoption had no effect on gross margins or earnings. The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks, except for quarter 4, 2000 which is 13 weeks.


(a)    2.          Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts     Filed here within

(a)    3.          Exhibits:

                                                          Page Number or
        Exhibit                                           Incorporation by
        Number                                            Reference to
        ------                                            ------------

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

        4.1       Security Agreement dated as of           Exhibit 4.17 to
                  July 25, 1997, between Fleming           Form 10-Q for
                  Companies, Inc., the company             quarter ended
                  subsidiaries party thereto and           July 12, 1997
                  The Chase Manhattan Bank, as
                  collateral agent

        4.2       Pledge Agreement, dated as of            Exhibit 4.18 to
                  July 25, 1997, among Fleming             Form 10-Q for
                  Companies, Inc., the company             quarter ended
                  subsidiaries party thereto and           July 12, 1997
                  The Chase Manhattan Bank, as
                  collateral agent

        4.3       Guarantee Agreement among the            Exhibit 4.19 to
                  company subsidiaries party               Form 10-Q for
                  thereto and The Chase Manhattan          quarter ended
                  Bank, as collateral agent                July 12, 1997

        4.4       Indenture dated as of                    Exhibit 4.5 to
                  December 15, 1994, among Fleming,        Registration
                  the Subsidiary Guarantors named          Statement No. 33-
                  therein and Texas Commerce Bank          55369
                  National Association, as Trustee,
                  regarding $300 million of 10-5/8%
                  Senior Notes

        4.5       Indenture, dated as of July 25,          Exhibit 4.20 to
                  1997, among Fleming Companies,           Form 10-Q for
                  Inc., the Subsidiary Guarantors          quarter ended
                  named therein and Manufacturers          July 12, 1997
                  and Traders Trust Company, as
                  Trustee, regarding 10-5/8% Senior
                  Subordinated Notes due 2007

        4.6       Indenture, dated as of July 25,          Exhibit 4.21 to
                  1997, among Fleming Companies,           Form 10-Q for
                  Inc., the Subsidiary Guarantors          quarter ended
                  named therein and Manufacturers          July 12, 1997
                  and Traders Trust Company
                  regarding 10-1/2% Senior
                  Subordinated Notes due 2004

        4.7       First Amendment, dated as of             Exhibit 4.8 to
                  October 5, 1998, to Credit               Form 10-Q for
                  Agreement dated July 25, 1997            quarter ended
                                                           October 3, 1998

        4.8       Second Amendment dated as of             Exhibit 4.9 to
                  December                                 Form
                  21, 1999 to Credit Agreement             10-Q for quarter
                  dated                                    ended April 15,
                  July 25, 1997                            2000

        4.9       Agreement to furnish copies of           **
                  other long-term debt instruments

        10.0      Dividend Reinvestment and Stock          Exhibit 28.1 to
                  Purchase Plan, as amended                Registration
                                                           Statement No. 33-
                                                           26648 and
                                                           Exhibit 28.3 to
                                                           Registration
                                                           Statement No. 33-
                                                           45190

        10.1*     1990 Stock Option Plan                   Exhibit 28.2 to
                                                           Registration
                                                           Statement No. 33-
                                                           36586

        10.2*     Form of Option Agreement for 1990        Exhibit 10.2 to
                  Stock Option Plan                        Form 10-K for
                                                           year ended
                                                           December 25,
                                                           1999

        10.3*     Form of Restricted Stock Award           Exhibit 10.5 to
                  Agreement for 1990 Stock Option          Form 10-K for
                  Plan (1997)                              year ended
                                                           December 27,
                                                           1997

        10.4*     Fleming Management Incentive             Exhibit  10.4  to
                  Compensation Plan                        Registration
                                                           Statement No. 33-
                                                           51312

        10.5*     Form of Amended and Restated             Exhibit 10.5 to
                  Severance Agreement between the          Form 10-K for
                  Registrant and certain of its            year ended
                  officers                                 December 25,
                                                           1999

        10.6*     Fleming Companies, Inc. 1996             Exhibit A to
                  Stock Incentive Plan dated               Proxy Statement
                  February 27, 1996                        for year ended
                                                           December 30,
                                                           1995

        10.7*     Form of Restricted Award                 Exhibit 10.12 to
                  Agreement for 1996 Stock                 Form 10-K for
                  Incentive Plan (1997)                    year ended
                                                           December 27,
                                                           1997

        10.8*     Phase III of Fleming Companies,          Exhibit 10.8 to
                  Inc. Stock Incentive Plan                Form 10-K for
                                                           year ended
                                                           December 25,
                                                           1999

        10.9*     Amendment No. 1 to the Fleming           Exhibit 10.9 to
                  Companies, Inc. 1996 Stock               Form 10-K for
                  Incentive Plan                           year ended
                                                           December 28,
                                                           1996

        10.10*    Supplemental Income Trust                Exhibit 10.10 to
                                                           Form 10-K for
                                                           year ended
                                                           December 25,
                                                           1999

        10.11*    First Amendment to Fleming               Exhibit 10.19 to
                  Companies, Inc. Supplemental             Form 10-K for
                  Income Trust                             year ended
                                                           December 28,
                                                           1996

        10.12*    Form of Change of Control                Exhibit 10.12 to
                  Employment Agreement between             Form 10-K for
                  Registrant and certain of the            year ended
                  employees                                December 25,
                                                           1999

        10.13*    Economic Value Added Incentive           Exhibit A to
                  Bonus Plan                               Proxy Statement
                                                           for year ended
                                                           December 31,
                                                           1994

        10.14*    Agreement between the Registrant         Exhibit 10.24 to
                  and William J. Dowd                      Form 10-K for
                                                           year ended
                                                           December 30,
                                                           1995

        10.15*    Amended and Restated Supplemental        Exhibit 10.23 to
                  Retirement Income Agreement for          Form 10-K for
                  Robert E. Stauth                         year ended
                                                           December 28,
                                                           1996

        10.16*    Executive Past Service Benefit           Exhibit 10.23 to
                  Plan (November 1997)                     Form 10-K for
                                                           year ended
                                                           December 27,
                                                           1997

        10.17*    Form of Agreement for Executive          Exhibit 10.24 to
                  Past Service Benefit Plan                Form 10-K for
                  (November 1997)                          year ended
                                                           December 27,
                                                           1997

        10.18*    Executive Deferred Compensation          Exhibit 10.25 to
                  Plan (November 1997)                     Form 10-K for
                                                           year ended
                                                           December 27,
                                                           1997

        10.19*    Executive Deferred Compensation          Exhibit 10.26 to
                  Trust (November 1997)                    Form 10-K for
                                                           year ended
                                                           December 17,
                                                           1997

        10.20*    Form of Agreement for Executive          Exhibit 10.27 to
                  Deferred Compensation Plan               Form 10-K for
                  (November 1997)                          year ended
                                                           December 27,
                                                           1997

        10.21*    Fleming Companies, Inc. Associate        Exhibit 10.28 to
                  Stock Purchase Plan                      Form 10-K for
                                                           year ended
                                                           December 27,
                                                           1997

        10.22*    Settlement Agreement between             Exhibit 10.25 to
                  Fleming Companies, Inc. and              Form 10-Q for
                  Furr's Supermarkets, Inc. dated          quarter ended
                  October 23, 1997                         October 4, 1997

        10.23*    Form of Amended and Restated             Exhibit 10.30 to
                  Agreement for Fleming Companies,         Form 10-Q for
                  Inc. Executive Past Service              quarter ended
                  Benefit Plan                             October 3, 1998

        10.24*    Form of Amended and Restated             Exhibit 10.31 to
                  Agreement for Fleming Companies,         Form 10-Q for
                  Inc. Executive Deferred                  quarter ended
                  Compensation Plan                        October 3, 1998

        10.25*    Amended and Restated Supplemental        Exhibit 10.32 to
                  Retirement Income Agreement              Form 10-Q for
                  between William J. Dowd and              quarter ended
                  Fleming Companies, Inc. dated            October 3, 1998
                  August 18, 1998

        10.26*    Form of Amended and Restated             Exhibit 10.33 to
                  Restricted Stock Award Agreement         Form 10-Q for
                  under Fleming Companies, Inc.            quarter ended
                  1996 Stock Incentive Plan                October 3, 1998

        10.27*    Form of Amended and Restated Non-        Exhibit 10.34 to
                  Qualified Stock Option Agreement         Form 10-Q for
                  under the Fleming Companies, Inc.        quarter ended
                  1996 Stock Incentive Plan                October 3, 1998

        10.28*    First Amendment to Economic Value        Exhibit 10.36 to
                  Added Incentive Bonus Plan for           Form 10-Q for
                  Fleming Companies, Inc.                  quarter ended
                                                           October 3, 1998

        10.29*    Amendment No. 2 to Economic Value        Exhibit 10.37 to
                  Added Incentive Bonus Plan for           Form 10-Q for
                  Fleming Companies, Inc.                  quarter ended
                                                           October 3, 1998

        10.30*    Form of Amendment to Certain             Exhibit 10.38 to
                  Employment Agreements                    Form 10-Q for
                                                           quarter ended
                                                           October 3, 1998

        10.31*    Form of First Amendment to               Exhibit 10.39 to
                  Restricted Stock Award Agreement         Form 10-Q for
                  for Fleming Companies, Inc. 1996         quarter ended
                  Stock Incentive Plan                     October 3, 1998

        10.32*    Settlement and Severance                 Exhibit 10.40 to
                  Agreement by and between Fleming         Form 10-Q for
                  Companies, Inc. and Robert E.            quarter ended
                  Stauth dated August 28, 1998             October 3, 1998

        10.33*    1999 Stock Incentive Plan                Exhibit 10.38 to
                                                           Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.34*    Form of Non-Qualified Stock              Exhibit 10.39 to
                  Option Agreement for 1999 Stock          Form 10-K for
                  Incentive Plan                           year ended
                                                           December 26,
                                                           1998

        10.35*    Corporate Officer Incentive Plan         Exhibit 10.40 to
                                                           Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.36*    Employment Agreement for Mark            Exhibit 10.41 to
                  Hansen dated as of November 30,          Form 10-K for
                  1998                                     year ended
                                                           December 26,
                                                           1998

        10.37*    Restricted Stock Agreement under         Exhibit 10.42 to
                  1990 Stock Incentive Plan for            Form 10-K for
                  Mark Hansen dated as of November         year ended
                  30, 1998                                 December 26,
                                                           1998

        10.38*    Form of Amendment to Employment          Exhibit 10.43 to
                  Agreement between Registrant and         Form 10-K for
                  certain executives dated as of           year ended
                  March 2, 1999                            December 26,
                                                           1998

        10.39*    Amendment No. One to 1990 Stock          Exhibit 10.44 to
                  Option Plan                              Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.40*    Fleming Companies, Inc. 1990             Exhibit 10.45 to
                  Stock Incentive Plan (as amended)        Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.41*    Fleming Companies, Inc. Amended          Exhibit 10.46 to
                  and Restated Directors'                  Form 10-K for
                  Compensation and Stock Equivalent        year ended
                  Unit Plan                                December 26,
                                                           1998

        10.42*    Severance Agreement for Thomas L.        Exhibit 10.47 to
                  Zaricki dated January 29, 1999           Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.43*    Severance Agreement for Harry L.         Exhibit 10.48 to
                  Winn, Jr. dated February 22, 1999        Form 10-K for
                                                           year ended
                                                           December 26,
                                                           1998

        10.44*    Amendment to Fleming Companies,          Exhibit 10.49 to
                  Inc. 1990 Stock Incentive Plan           Form 10-Q for
                                                           quarter ended
                                                           April 17, 1999

        10.45*    Employment Agreement for John T.         Exhibit 10.50 to
                  Standley dated as of May 17, 1999        Form 10-Q for
                                                           quarter ended
                                                           April 17, 1999

        10.46*    Restricted Stock Agreement for           Exhibit 10.51 to
                  John T. Standley dated as of May         Form 10-Q for
                  17, 1999                                 quarter ended
                                                           April 17, 1999

        10.47*    Letter Agreement for William H.          Exhibit 10.52 to
                  Marquard dated as of May 26, 1999        Form 10-Q for
                                                           quarter ended
                                                           April 17, 1999

        10.48*    Severance Agreement with William         Exhibit 10.53 to
                  J. Dowd effective as of June 17,         Form 10-Q for
                  1999                                     quarter ended
                                                           July 10, 1999

        10.49*    Employment Agreement for William         Exhibit 10.54 to
                  H. Marquard dated as of June 1,          Form 10-Q for
                  1999                                     quarter ended
                                                           July 10, 1999

        10.50*    Restricted Stock Agreement for           Exhibit 10.55 to
                  William H. Marquard dated as of          Form 10-Q for
                  June 1, 1999                             quarter ended
                                                           July 10, 1999

        10.51*    Employment Agreement for Dennis          Exhibit 10.56 to
                  C. Lucas dated as of July 28,            Form 10-Q for
                  1999                                     quarter ended
                                                           July 10, 1999

        10.52*    Restricted Stock Agreement for           Exhibit 10.57 to
                  Dennis C. Lucas dated as of July         Form 10-Q for
                  28, 1999                                 quarter ended
                                                           July 10, 1999

        10.53*    Restricted Stock Agreement for E.        Exhibit 10.58 to
                  Stephen Davis dated as of July           Form 10-Q for
                  20, 1999                                 quarter ended
                                                           July 10, 1999

        10.54*    Form of Loan Agreement Pursuant          Exhibit 10.59 to
                  to Executive Stock Ownership             Form 10-Q for
                  Program                                  quarter ended
                                                           July 10, 1999

        10.55*    Restricted Stock Award Agreement         Exhibit 10.55 to
                  for William H. Marquard dated as         Form 10-K for
                  of December 21, 1999                     year ended
                                                           December 25,
                                                           1999

        10.56*    Restricted Stock Award Agreement         Exhibit 10.56 to
                  for John M. Thompson dated as of         Form 10-K for
                  December 21, 1999, as amended            year ended
                                                           December 25,
                                                           1999

        10.57*    Form of Non-qualified Stock              Exhibit 10.57 to
                  Option Agreement for 1999 Stock          Form 10-K for
                  Option Plan - Corporate                  year ended
                                                           December 25,
                                                           1999

        10.58*    Form of Non-qualified Stock              Exhibit 10.58 to
                  Option Agreement for 1999 Stock          Form 10-K for
                  Option Plan - Distribution               year ended
                                                           December 25,
                                                           1999

        10.59*    Form of Non-qualified Stock              Exhibit 10.59 to
                  Option Agreement for 1999 Stock          Form 10-K for
                  Option Plan - Retail                     year ended
                                                           December 25,
                                                           1999

        10.60*    Amended and Restated Employment          Exhibit 10.60 to
                  Agreement for Scott M. Northcutt         Form 10-K for
                  effective as of January 26, 1999         year ended
                                                           December 25,
                                                           1999

        10.61*    Employment Agreement for Lenore T.       Exhibit 10.61 to
                  Graham dated as of January 18,           Form 10-Q for
                  2000                                     quarter ended
                                                           April 15, 2000

        10.62*    Employment Agreement for Neal J.         Exhibit 10.62 to
                  Rider dated as of January 18, 2000       Form 10-Q for
                                                           quarter ended
                                                           April 15, 2000

        10.63*    Restricted Stock Award Agreement         Exhibit 10.63 to
                  for Lenore T. Graham dated as of         Form 10-Q for
                  Lenore T. Graham dated as of             quarter ended
                  January 18, 2000                         April 15, 2000

        10.64*    Restricted Stock Award Agreement for     Exhibit 10.64 to
                  Neal J. Rider dated as of January 18,    Form 10-Q for
                  2000                                     quarter ended
                                                           April 15, 2000

        10.65*    Restricted Stock Award Agreement for     Exhibit 10.65 to
                  Mark S. Hansen dated as of               Form 10-Q for
                  February 29, 2000                        quarter ended April
                                                           15, 2000

        10.66*    Restricted Stock Award Agreement for     Exhibit 10.66 to
                  David R. Almond dated as of              Form 10-Q for
                  February 29, 2000                        quarter ended
                                                           April 15, 2000

        10.67*    Amendment to the Amended and Restated    Exhibit 10.67 to
                  Restricted Award Agreement for David     Form 10-Q for
                  R. Almond dated as of February 29, 2000  quarter ended
                                                           April 15, 2000

        10.68*    Amendment to Nonqualified Stock Option   Exhibit 10.68 to
                  Agreement for David R. Almond            Form 10-Q for
                  dated as of February 29, 2000            quarter ended
                                                           April 15, 2000

        10.69*    Amendment to Restricted Stock Award      Exhibit 10.69 to
                  Agreement for E. Stephen Davis dated     Form 10-Q for
                  as of February 29, 2000                  quarter ended
                                                           April 15, 2000

        10.70*    2000 Stock Incentive Plan for Fleming    Exhibit 10.70 to
                  Companies, Inc. is incorporated          Form 10-Q for
                  herein by reference to Exhibit A to      quarter ended
                  the company's Proxy Statement dated      April 15, 2000
                  March 27, 2000

        10.71*    Form of Nonqualified Stock Option        Exhibit 10.71 to
                  Agreement between eMAR.net, Inc. and     Form 10-Q for
                  each director of the registrant (4,000   quarter ended
                  shares each) except for Mark S. Hansen   April 15, 2000
                  dated as of January 18, 2000

        10.72*    Form of Stock Option Agreement           Exhibit 10.72 to
                  between eMAR.net, Inc. and               Form 10-Q for
                  Mark S. Hansen (150,000 shares),         quarter ended
                  William H. Marquard (100,000 shares),    April 15, 2000
                  John M. Thompson (75,000 shares) and
                  the other executive officers of the
                  registrant (25,000 shares each) dated
                  as of January  18, 2000

        10.73*    Amendment to the Associate Stock         Exhibit 10.73 to
                  Purchase Plan                            Form 10-Q for
                                                           quarter ended
                                                           July 8, 2000

        10.74*    Form of Indemnification  Agreement       Exhibit 10.74 to
                  for Directors                            Form 10-Q for
                                                           quarter ended
                                                           September 30,
                                                           2000

        10.75*    Form of Indemnification  Agreement       Exhibit 10.75 to
                  for Executive Officers                   Form 10-Q for
                                                           quarter ended
                                                           September 30,
                                                           2000

        12        Computation of ratio of earnings         **
                  to fixed charges

        21        Subsidiaries of the Registrant           **

        23        Consent of Deloitte & Touche LLP         **

        24        Power of Attorney                        **

*    Management contract, compensatory plan or arrangement.
**   Filed here within.


(b)  Reports on Form 8-K:

On October 18, 2000, pursuant to Item 5, we announced our net earnings for the third quarter 2000, which included a strategic plan pre-tax charge of $101 million, primarily related to the completion of the strategic evaluation of the conventional retail stores.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fleming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2001.

                                        FLEMING COMPANIES, INC.


                                             MARK S. HANSEN

                                        By:  Mark S. Hansen
                                             Chairman and Chief
                                             Executive Officer
                                             (Principal executive
                                             officer)


                                             NEAL RIDER

                                        By:  Neal Rider
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2001.

MARK S. HANSEN            NEAL RIDER              HERBERT M. BAUM *
Mark S. Hansen            Neal Rider              Herbert M. Baum
(Chairman of the          (Chief Financial        (Director)
Board)                    Officer)

ARCHIE R. DYKES *         CAROL B. HALLETT *      ROBERT HAMADA *
Archie R. Dykes           Carol B. Hallett        Robert Hamada
(Director)                (Director)              (Director)

EDWARD C. JOULLIAN III *  GUY A. OSBORN *         ALICE M. PETERSON *
Edward C. Joullian III    Guy A. Osborn           Alice M. Peterson
(Director)                (Director)              (Director)


*A Power of Attorney authorizing Neal Rider to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                                 EXHIBIT INDEX

        Exhibit
        No.       Description                        Method of Filing
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

        4.4       Indenture dated as of             Incorporated herein by
                  December 15, 1994, among Fleming, reference the Subsidiary Guarantors named therein and Texas Commerce Bank
                  National Association, as Trustee,
                  regarding $300 million of 10-5/8%
                  Senior Notes

        4.5       Indenture, dated as of July 25,   Incorporated herein by
                  1997, among Fleming Companies,    reference
                  Inc., the Subsidiary Guarantors
                  named therein and Manufacturers
                  and Traders Trust Company, as
                  Trustee, regarding 10-5/8% Senior
                  Subordinated Notes due 2007

        4.6       Indenture, dated as of July 25,   Incorporated herein by
                  1997, among Fleming Companies,    reference
                  Inc., the Subsidiary Guarantors
                  named therein and Manufacturers
                  and Traders Trust Company
                  regarding 10-1/2% Senior
                  Subordinated Notes due 2004

        4.7       First Amendment, dated as of      Incorporated herein by
                  October 5, 1998, to Credit        reference
                  Agreement dated July 25, 1997


        4.8       Second Amendment dated as of      Incorporated herein by
                  December 21, 1999 to Credit       reference
                  Agreement dated
                  July 25, 1997

        4.9       Agreement to furnish copies of    Filed herewith
                  other long-term debt instruments  electronically

        10.0      Dividend Reinvestment and Stock   Incorporated herein by
                  Purchase Plan, as amended         reference

        10.1*     1990 Stock Option Plan            Incorporated herein by
                                                    reference

        10.2*     Form of Option Agreement for 1990 Incorporated herein by
                  Stock Option Plan                 reference

        10.3*     Form of Restricted Stock Award    Incorporated herein by
                  Agreement for 1990 Stock Option   reference
                  Plan (1997)

        10.4*     Fleming Management Incentive      Incorporated herein by
                  Compensation Plan                 reference

        10.5*     Form of Amended and Restated      Incorporated herein by
                  Severance Agreement between the   reference
                  Registrant and certain of its
                  officers

        10.6*     Fleming Companies, Inc. 1996      Incorporated herein by
                  Stock Incentive Plan dated        reference
                  February 27, 1996

        10.7*     Form of Restricted Award          Incorporated herein by
                  Agreement for 1996 Stock          reference
                  Incentive Plan (1997)

        10.8*     Phase III of Fleming Companies,   Incorporated herein by
                  Inc. Stock Incentive Plan         reference

        10.9*     Amendment No. 1 to the Fleming    Incorporated herein by
                  Companies, Inc. 1996 Stock        reference
                  Incentive Plan

        10.10*    Supplemental Income Trust         Incorporated herein by
                                                    reference

        10.11*    First Amendment to Fleming        Incorporated herein by
                  Companies, Inc. Supplemental      reference
                  Income Trust

        10.12*    Form of Change of Control         Incorporated herein by
                  Employment Agreement between      reference
                  Registrant and certain of the
                  employees

        10.13*    Economic Value Added Incentive    Incorporated herein by
                  Bonus Plan                        reference

        10.14*    Agreement between the Registrant  Incorporated herein by
                  and William J. Dowd               reference

        10.15*    Amended and Restated Supplemental Incorporated herein by
                  Retirement Income Agreement for   reference
                  Robert E. Stauth

        10.16*    Executive Past Service Benefit    Incorporated herein by
                  Plan (November 1997)              reference

        10.17*    Form of Agreement for Executive   Incorporated herein by
                  Past Service Benefit Plan         reference
                  (November 1997)

        10.18*    Executive Deferred Compensation   Incorporated herein by
                  Plan (November 1997)              reference

        10.19*    Executive Deferred Compensation   Incorporated herein by
                  Trust (November 1997)             reference

        10.20*    Form of Agreement for Executive   Incorporated herein by
                  Deferred Compensation Plan        reference
                  (November 1997)

        10.21*    Fleming Companies, Inc. Associate Incorporated herein by
                  Stock Purchase Plan               reference

        10.22*    Settlement Agreement between      Incorporated herein by
                  Fleming Companies, Inc. and       reference
                  Furr's Supermarkets, Inc. dated
                  October 23, 1997

        10.23*    Form of Amended and Restated      Incorporated herein by
                  Agreement for Fleming Companies,  reference
                  Inc. Executive Past Service
                  Benefit Plan

        10.24*    Form of Amended and Restated      Incorporated herein by
                  Agreement for Fleming Companies,  reference
                  Inc. Executive Deferred
                  Compensation Plan

        10.25*    Amended and Restated Supplemental Incorporated herein by
                  Retirement Income Agreement       reference
                  between William J. Dowd and
                  Fleming Companies, Inc. dated
                  August 18, 1998

        10.26*    Form of Amended and Restated      Incorporated herein by
                  Restricted Stock Award Agreement reference under Fleming Companies, Inc.
                  1996 Stock Incentive Plan

        10.27* Form of Amended and Restated Non- Incorporated herein by Qualified Stock Option Agreement reference under the Fleming Companies, Inc.
                  1996 Stock Incentive Plan

        10.28*    First Amendment to Economic Value Incorporated herein by
                  Added Incentive Bonus Plan for    reference
                  Fleming Companies, Inc.

        10.29*    Amendment No. 2 to Economic Value Incorporated herein by
                  Added Incentive Bonus Plan for    reference
                  Fleming Companies, Inc.

        10.30*    Form of Amendment to Certain      Incorporated herein by
                  Employment Agreements             reference

        10.31*    Form of First Amendment to        Incorporated herein by
                  Restricted Stock Award Agreement reference for Fleming Companies, Inc. 1996
                  Stock Incentive Plan

        10.32*    Settlement and Severance          Incorporated herein by
                  Agreement by and between Fleming  reference
                  Companies, Inc. and Robert E.
                  Stauth dated August 28, 1998

        10.33*    1999 Stock Incentive Plan         Incorporated herein by
                                                    reference

        10.34*    Form of Non-Qualified Stock       Incorporated herein by
                  Option Agreement for 1999 Stock   reference
                  Incentive Plan

        10.35*    Corporate Officer Incentive Plan  Incorporated herein by
                                                    reference

        10.36*    Employment Agreement for Mark     Incorporated herein by
                  Hansen dated as of November 30,   reference
                  1998

        10.37*    Restricted Stock Agreement under  Incorporated herein by
                  1990 Stock Incentive Plan for     reference
                  Mark Hansen dated as of November
                  30, 1998

        10.38*    Form of Amendment to Employment   Incorporated herein by
                  Agreement between Registrant and reference certain executives dated as of
                  March 2, 1999

        10.39*    Amendment No. One to 1990 Stock   Incorporated herein by
                  Option Plan                       reference

        10.40*    Fleming Companies, Inc. 1990
                  Stock Incentive Plan (as amended) Incorporated herein by
                                                    reference

        10.41*    Fleming Companies, Inc. Amended   Incorporated herein by
                  and Restated Directors'           reference
                  Compensation and Stock Equivalent
                  Unit Plan

        10.42*    Severance Agreement for Thomas L. Incorporated herein by
                  Zaricki dated January 29, 1999    reference

        10.43* Severance Agreement for Harry L. Incorporated herein by Winn, Jr. dated February 22, 1999 reference

        10.44*    Amendment to Fleming Companies,   Incorporated herein by
                  Inc. 1990 Stock Incentive Plan    reference

        10.45* Employment Agreement for John T. Incorporated herein by Standley dated as of May 17, 1999 reference

        10.46*    Restricted Stock Agreement for    Incorporated herein by
                  John T. Standley dated as of May  reference
                  17, 1999

        10.47*    Letter Agreement for William H.   Incorporated herein by
                  Marquard dated as of May 26, 1999 reference

        10.48*    Severance Agreement with William  Incorporated herein by
                  J. Dowd effective as of June 17,  reference
                  1999

        10.49*    Employment Agreement for William  Incorporated herein by
                  H. Marquard dated as of June 1,   reference
                  1999

        10.50*    Restricted Stock Agreement for    Incorporated herein by
                  William H. Marquard dated as of   reference
                  June 1, 1999

        10.51*    Employment Agreement for Dennis   Incorporated herein by
                  C. Lucas dated as of July 28,     reference
                  1999

        10.52*    Restricted Stock Agreement for    Incorporated herein by
                  Dennis C. Lucas dated as of July  reference
                  28, 1999

        10.53*    Restricted Stock Agreement for E. Incorporated herein by
                  Stephen Davis dated as of July    reference
                  20, 1999

        10.54*    Form of Loan Agreement Pursuant   Incorporated herein by
                  to Executive Stock Ownership      reference
                  Program

        10.55* Restricted Stock Award Agreement Incorporated herein by for William H. Marquard dated as reference of December 21, 1999

        10.56* Restricted Stock Award Agreement Incorporated herein by for John M. Thompson dated as of reference
                  December 21, 1999, as amended

        10.57*    Form of Non-qualified Stock       Incorporated herein by
                  Option Agreement for 1999 Stock   reference
                  Option Plan - Corporate

        10.58*    Form of Non-qualified Stock       Incorporated herein by
                  Option Agreement for 1999 Stock   reference
                  Option Plan - Distribution

        10.59*    Form of Non-qualified Stock       Incorporated herein by
                  Option Agreement for 1999 Stock   reference
                  Option Plan - Retail

        10.60*    Amended and Restated Employment   Incorporated herein by
                  Agreement for Scott M. Northcutt reference effective as of January 26, 1999

        10.61*    Employment Agreement for Lenore T.Incorporated herein by
                  Graham dated as of January 18,    reference
                  2000

        10.62*    Employment Agreement for Neal J.    Incorporated herein by
                  Rider dated as of January 18, 2000  reference

        10.63*    Restricted Stock Award Agreement    Incorporated herein by
                  for Lenore T. Graham dated as of    reference
                  Lenore T. Graham dated as of
                  January 18, 2000

        10.64* Restricted Stock Award Agreement for Incorporated herein by Neal J. Rider dated as of January 18, reference
                  2000

        10.65*    Restricted Stock Award Agreement for  Incorporated herein by
                  Mark S. Hansen dated as of            reference
                  February 29, 2000

        10.66*    Restricted Stock Award Agreement for  Incorporated herein by
                  David R. Almond dated as of           reference
                  February 29, 2000

        10.67* Amendment to the Amended and Restated Incorporated herein by Restricted Award Agreement for David reference
                  R. Almond dated as of February 29,
                  2000

        10.68*    Amendment to Nonqualified Stock Option Incorporated herein by
                  Agreement for David R. Almond          reference
                  dated as of February 29, 2000

        10.69*    Amendment to Restricted Stock Award    Incorporated herein by
                  Agreement for E. Stephen Davis dated   reference
                  as of February 29, 2000

        10.70*    2000 Stock Incentive Plan for Fleming  Incorporated herein by
                  Companies, Inc. is incorporated        reference
                  herein by reference to Exhibit A to
                  the company's Proxy Statement dated
                  March 27, 2000

        10.71*    Form of Nonqualified Stock Option      Incorporated herein by
                  Agreement between eMAR.net, Inc. and   reference
                  each director of the registrant (4,000
                  shares each) except for Mark S. Hansen
                  dated as of January 18, 2000

        10.72*    Form of Stock Option Agreement         Incorporated herein by
                  between eMAR.net, Inc. and             reference
                  Mark S. Hansen (150,000 shares),
                  William H. Marquard (100,000 shares),
                  John M. Thompson (75,000 shares) and
                  the other executive officers of the
                  registrant (25,000 shares each) dated
                  as of January  18, 2000

        10.73*    Amendment to the Associate Stock       Incorporated herein by
                  Purchase Plan                          reference

        10.74*    Form of Indemnification  Agreement     Incorporated herein by
                  for Directors                          reference

        10.75*    Form of Indemnification  Agreement     Incorporated herein by
                  for Executive Officers                 reference

        12        Computation of ratio of earnings       Filed herewith
                  to fixed charges                       electronically

        21        Subsidiaries of the Registrant         Filed herewith
                                                         electronicallky

        23        Consent of Deloitte & Touche LLP       Filed herewith
                                                         electronically

        24        Power of Attorney                      Filed herewith
                                                         electronically

                                  SCHEDULE II

                            FLEMING COMPANIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         YEARS ENDED DECEMBER 30, 2000
                    DECEMBER 25, 1999 AND DECEMBER 26, 1998
                                 (in thousands)

                                Allowance
                                   for
                               Credit Losses    Current       Noncurrent

BALANCE, December 27, 1997      $43,848         $19,012         $24,836

Charged to cost and expenses     23,498           9,979          13,519

Uncollectible accounts written-
  off, less recoveries          (20,114)         (9,012)        (11,102)

BALANCE, December 26, 1998      $47,232         $19,979         $27,253

Charged to cost and expenses     25,394          21,024           4,370

Uncollectible accounts written-
  off, less recoveries          (17,098)         (8,802)         (8,296)

BALANCE, December 25, 1999      $55,528         $32,201         $23,327

Charged to cost and expenses     28,872          15,454          13,418

Uncollectible accounts written-
  off, less recoveries          (24,682)        (13,729)        (10,953)

BALANCE, December 30, 2000      $59,718         $33,926         $25,792