Form 10-K/A
period 2000-12-30
FLEMING COMPANIES INC /OK/
filed 2001-03-23
CIK 352949

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the common shares (based upon the closing price on March 9, 2001 of these shares on the New York Stock Exchange) of Fleming Companies, Inc. held by nonaffiliates was approximately $930 million.

As of March 9, 2001, 39,753,000 common shares were outstanding.

                   Documents Incorporated by Reference

A portion of Part III has been incorporated by reference from the registrant's proxy statement in connection with its annual meeting of shareholders to be held on May 15, 2001.

NOTE: The purpose of this Amendment is to reflect disclosure of delinquent filers in the registrant's proxy statement by deleting the check mark from the appropriate box on the cover page.

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