Form 10-Q
period 2001-04-21
FLEMING COMPANIES INC /OK/
filed 2001-05-29
CIK 352949

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2001

                                       OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  1-8140

                             FLEMING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                OKLAHOMA                             48-0222760
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

   1945 Lakepointe Dr, Box 299013
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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 18, 2001 is as follows:


                Class                            Shares Outstanding
     Common stock, $2.50 par value                   43,818,000

                                      INDEX

Part I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                Consolidated Condensed Statements of Operations -
                  16 Weeks Ended April 21, 2001,
                  and April 15, 2000

                Consolidated Condensed Balance Sheets -
                  April 21, 2001, and December 30, 2000

                Consolidated Condensed Statements of Cash Flows -
                  16 Weeks Ended April 21, 2001,
                  and April 15, 2000

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

Part II. OTHER INFORMATION:

     Item 1.             Legal Proceedings

     Item 4.             Results of Votes of Security Holders

     Item 6.             Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Consolidated Condensed Statements of Operations For the 16 weeks ended April 21, 2001, and April 15, 2000 (In thousands, except per share amounts)

==================================================================================
                                                          2001           2000
----------------------------------------------------------------------------------
Net sales                                              $ 4,161,191    $ 4,331,498

Costs and expenses:
     Cost of sales                                       3,794,947      3,914,824
     Selling and administrative                            317,313        372,307
     Interest expense                                       57,502         53,101
     Interest income                                        (9,272)        (9,505)
     Equity investment results                                 351          1,891
     Impairment/restructuring charge (credit)              (26,859)        42,145
----------------------------------------------------------------------------------
       Total costs and expenses                          4,133,982      4,374,763
----------------------------------------------------------------------------------
Income (loss) before taxes                                  27,209        (43,265)
Taxes on income (loss)                                      11,743        (17,392)
----------------------------------------------------------------------------------
Income (loss) before extraordinary charge                   15,466        (25,873)
Extraordinary charge from early retirement
      of debt (net of taxes)                                (3,469)             -
----------------------------------------------------------------------------------
Net income(loss)                                       $    11,997    $   (25,873)
==================================================================================

Basic net income (loss)per share:
    Income (loss) before extraordinary charge          $       .39    $      (.67)
    Extraordinary charge from early retirement
       of debt (net of taxes)                                 (.09)             -
----------------------------------------------------------------------------------
    Net income (loss)                                  $       .30    $      (.67)
Diluted net income (loss)per share:
    Income (loss) before extraordinary charge          $       .37    $      (.67)
    Extraordinary charge from early retirement
       of debt (net of taxes)                                 (.08)             -
----------------------------------------------------------------------------------
    Net income (loss)                                  $       .29    $      (.67)
Dividends paid per share                               $       .02    $       .02
Weighted average shares outstanding:
     Basic                                                  40,190         38,515
     Diluted                                                42,245         38,515
==================================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Balance Sheets
(In thousands)
================================================================================
                                                  April 21,    December 30,
Assets                                              2001            2000
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                  $    27,273    $    30,380
     Receivables, net                               490,671        509,045
     Inventories                                    779,249        831,265
     Assets held for sale                            58,975        165,800
     Other current assets                            78,497         86,583
--------------------------------------------------------------------------------
       Total current assets                       1,434,665      1,623,073
Investments and notes receivable, net               102,195        104,467
Investment in direct financing leases                98,372        102,011

Property and equipment                            1,387,036      1,370,430
     Less accumulated depreciation
         and amortization                          (691,518)      (653,973)
--------------------------------------------------------------------------------
Net property and equipment                          695,518        716,457
Deferred income taxes                               122,877        139,852
Other assets                                        212,083        172,632
Goodwill, net                                       510,518        544,319
--------------------------------------------------------------------------------

Total assets                                    $ 3,176,228    $ 3,402,811
================================================================================

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                           $   730,081    $   943,279
     Current maturities of long-term debt            36,171         38,171
     Current obligations under capital leases        20,299         21,666
     Other current liabilities                      197,914        229,272
--------------------------------------------------------------------------------
       Total current liabilities                    984,465      1,232,388
Long-term debt                                    1,239,427      1,232,400
Long-term obligations under capital leases          339,988        377,239
Other liabilities                                   118,454        133,592

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share        109,272         99,044
     Capital in excess of par value                 558,122        513,645
     Reinvested earnings (deficit)                 (132,471)      (144,468)
     Accumulated other comprehensive income -
         additional minimum pension liability       (41,029)       (41,029)
--------------------------------------------------------------------------------
     Total shareholders' equity                     493,894        427,192
--------------------------------------------------------------------------------

Total liabilities and shareholders' equity      $ 3,176,228    $ 3,402,811
================================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Consolidated Condensed Statements of Cash Flows
For the 16 weeks ended April 21, 2001, and April 15, 2000
(In thousands)
================================================================================
                                                          2001         2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                               $  11,997    $ (25,873)
     Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                    50,667       53,749
         Amortization costs in interest expense            2,180        1,496
         Credit losses                                     4,517        7,698
         Deferred income taxes                            10,996        8,208
         Gain/loss on sale of business                    (1,542)           -
         Equity investment results                           351        1,891
         Impairment/restructuring and related
           charges, net of impairment credit
           (not in other lines)                           (1,899)      59,322
         Cash payments on impairment/restructuring
           and related charges                           (22,904)     (41,081)
         Cost of early debt retirement                     5,787            -
         Change in assets and liabilities:
              Receivables                                 12,556       47,639
              Inventories                                 (2,572)     129,927
              Accounts payable                          (213,201)    (192,306)
              Other assets and liabilities                24,826        3,592
         Other adjustments, net                            2,168          384
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     (116,073)      54,646
--------------------------------------------------------------------------------
Cash flows from investing activities:
     Collections on notes receivable                       9,127        9,021
     Notes receivable funded                              (7,585)      (5,710)
     Purchase of property and equipment                  (48,173)     (38,498)
     Proceeds from sale of property and equipment         15,968        7,627
     Investments in customers                                  -       (1,514)
     Proceeds from sale of investment                          -        2,616
     Proceeds from sale of businesses                    111,088       36,952
     Other investing activities                            3,373        3,753
--------------------------------------------------------------------------------
Net cash provided by investing activities                 83,798       14,247
--------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from long-term borrowings                  615,602       60,000
     Principal payments on long-term debt               (610,575)    (107,251)
     Payments on cost of debt                            (21,050)           -
     Principal payments on capital lease obligations      (5,416)      (6,982)
     Proceeds from sale of common stock                   51,392          151
     Dividends paid                                         (785)        (775)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       29,168      (54,857)
--------------------------------------------------------------------------------

Net change in cash and cash equivalents                   (3,107)      14,036
Cash and cash equivalents, beginning of period            30,380        6,683
Cash and cash equivalents, end of period               $  27,273    $  20,719
================================================================================
Supplemental information:
     Cash paid for interest                            $  43,422    $  41,333
     Cash refunded for taxes                           $  (5,949)   $ (50,491)
================================================================================

Fleming Companies, Inc. See notes to consolidated condensed financial statements and independent accountants' review report.

Notes to Consolidated Condensed Financial Statements
(See independent accountants' review report)

1. The consolidated condensed balance sheet as of April 21, 2001, and the consolidated condensed statements of operations and cash flows for the 16 weeks ended April 21, 2001 and April 15, 2000, have been prepared by Fleming without audit. In our opinion, all adjustments necessary to present fairly the financial position at April 21, 2001, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted income (loss) per share are computed based on net income (loss) divided by weighted average shares as appropriate for each calculation.

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to current year classifications, including the reclassification of net sales and cost of goods due to the adoption of SAB No. 101 and EITF 99-19 in the fourth quarter of 2000.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $59 million at April 21, 2001 ($4 million of which is recorded in assets held for sale in current assets), and $58 million at December 30, 2000 ($13 million of which is recorded in assets held for sale in current assets).

4. Sales and operating earnings for our distribution and retail segments are presented below.

================================================================================
                                         For the 16 weeks ended
                                          April 21,  April 15,
      ($ in millions)                       2001       2000
--------------------------------------------------------------------------------
Sales:
  Distribution                            $ 3,743    $ 3,842
  Intersegment elimination                   (426)      (572)
--------------------------------------------------------------------------------
  Net distribution                          3,317      3,270
  Retail                                      844      1,061
--------------------------------------------------------------------------------

Total sales                               $ 4,161    $ 4,331
================================================================================

Operating earnings:
  Distribution                            $   109    $    83
  Retail                                       16         12
  Support services                            (76)       (51)
--------------------------------------------------------------------------------
Total operating earnings                       49         44
Interest expense                              (58)       (53)
Interest income                                 9         10
Equity investment results                       -         (2)
Impairment/restructuring (charge)credit        27        (42)
--------------------------------------------------------------------------------

Income (loss) before taxes                $    27    $   (43)
================================================================================

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

Kmart Corporation, our largest customer, represented 10% of our total net sales during the first quarter of 2001, and just under 10% in the first quarter of 2000.

5. Our comprehensive income for the 16 weeks ended April 21, 2001, totaled $12.0 million and our comprehensive loss for the 16 weeks ended April 15, 2000, totaled $25.9 million. The comprehensive income and loss in 2001 and 2000, respectively, were comprised only of the reported net income and loss.

6. In accordance with applicable accounting standards, we record a charge reflecting contingent liabilities (including those associated with litigation matters) when we determine that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, we disclose material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Set forth below is information regarding certain material loss contingencies:

Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by two noteholders. All cases were filed in the United States District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases; the noteholder case was also consolidated, but only for pre-trial purposes. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets case, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's case and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit and materially inflated the trading price of our common stock.

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. We again filed motions to dismiss all claims in both cases. On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000. Briefing is complete in the Court of Appeals for the Tenth Circuit, and oral argument was conducted on May 15, 2001. The Tenth Circuit has not yet issued an opinion.

On August 1, 2000, the court dismissed the claims in the noteholder complaint alleging violations of the Securities Exchange Act of 1934, but the court determined that the noteholder plaintiffs had stated a claim under Section 11 of the Securities Act of 1933. On September 15, 2000, defendants filed a motion to allow an immediate appeal of the court's denial of their motion to dismiss plaintiffs' claim under Section 11. That motion was denied on January 8, 2001. The case was set for a status and scheduling conference on January 30, 2001. The court has entered an order setting this case for trial in October 2001.

On April 30, 2001, a Memorandum of Understanding was signed which provides, among other things, for the parties in the noteholder case to proceed to agree on a Settlement Agreement which will include a payment by defendants and our insurer of $2.5 million in full satisfaction of the claim. The settlement will require court and class approval.

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

We intend to vigorously defend any remaining claims in these class action suits and pursue the issue of insurance discussed above, but we cannot predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Don's United Super (and related cases). We and two of our retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several of our current and former customers (Don's United Super, et al. v. Fleming, et al.). The 19 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

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

In October 1998, we and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's case (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, 16 plaintiffs are asserting claims in the Coddington case, all but one of which have arbitration agreements with us. The plaintiffs assert claims virtually identical to those set forth in the Don's case, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's case.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. We have appealed the court's denial of arbitration to the United States Court of Appeals for the Eighth Circuit. The two plaintiffs that were ordered to arbitration have filed motions asking the court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al.
v. Fleming, et al.) by 10 customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of our expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with us.

In March 2000, we and one former executive were named in a suit filed in the United States District Court for the Western District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the related Missouri cases (Don's United Super, Coddington Enterprises, Inc. and J&A Foods, Inc.) and the Storehouse Markets case (described below) transferred to the United States District Court for the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case (described below)to mediate their claims within 45 days of the order. On April 9 -- 11, 2001, the parties to the related Missouri cases participated in a mediation process held in Kansas City, Missouri pursuant to the court's order. Although the precise details of the mediation are subject to a confidentiality agreement among the parties and may not be disclosed, the mediation confirmed our expectation that the plaintiffs in the Don's and related cases will claim substantial damages. In addition, based on discussions with plaintiffs' counsel during the mediation, it appears unlikely that these related cases will be resolved before trial.

We intend to vigorously defend against the claims in these related cases, but we are currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Storehouse Markets. In 1998, we and one of our former division officers were named in a suit filed in the United States District Court for the District of Utah by several of our current and former customers (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages. Damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of our Salt Lake City division covering a four-state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted our request for a discretionary appeal of the class certification order, and we are pursuing that appeal on an expedited basis.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the Storehouse Markets case and the related Missouri cases (described above) transferred to the United States District Court for the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case to mediate their claims within 45 days of the order. On April 9 -- 11, 2001, the parties to the Storehouse case participated in a mediation process held in Kansas City, Missouri pursuant to the court's order. Although the precise details of the mediation are subject to a confidentiality agreement among the parties and may not be disclosed, the mediation confirmed our expectation that the plaintiffs in Storehouse will claim substantial damages.

We intend to vigorously defend against these claims, but we cannot predict the outcome of the case. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

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

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case to mediate their claims within 45 days of the order. The parties in the Welsh case have not yet mediated their claims.

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

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with landlords and former landlords; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. Except as noted above, we do not believe that any such claim will have a material adverse effect on us.

7.          Long-term debt consists of the following:

                                                          April 21,    December 30,
(In thousands)                                              2001           2000
--------------                                              ----           ----
10 1/8% senior notes due 2008                           $   355,000    $         -
5 1/4% convertible senior subordinated notes due 2009       150,000              -
10 5/8% senior notes due 2001                                     -        300,000
10 1/2% senior subordinated notes due 2004                  250,000        250,000
10 5/8% senior subordinated notes due 2007                  250,000        250,000
Revolving credit, average interest rates of
 7.4% for 2001 and 7.3% for 2000, due 2003                  130,000        300,000
Term loans, due 2001 to 2004, average interest
 rate of 8.1% for 2001 and 7.2% for 2000                    145,786        154,421
Other debt (including discounts)                             (5,188)        16,150
                                                        -----------    -----------

                                                          1,275,598      1,270,571
Less current maturities                                     (36,171)       (38,171)
                                                        -----------    -----------

Long-term debt                                          $ 1,239,427    $ 1,232,400
                                                        ===========    ===========

Five-year Maturities: Aggregate maturities of long-term debt for the next five years are as follows: 2001-$28 million; 2002-$40 million; 2003-$172 million; 2004-$287 million; and 2005-$0.

The 10 5/8% $300 million senior notes due 2001 were issued in 1994. During the first quarter of 2001, we redeemed these notes with the proceeds from the issuance of $355 million of senior notes, as described below. In connection with the redemption of $300 million of 10 5/8% senior notes due 2001, we recognized a $3.5 million after-tax extraordinary charge from early retirement of debt.

On March 15, 2001, we issued $355 million of 10 1/8% senior notes that mature on March 15, 2008. Most of the net proceeds were used to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. The balance of the net proceeds was used to pay down outstanding revolver loans. The new senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to the subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility. The 10 1/8% senior notes are guaranteed by substantially all of our subsidiaries (see -Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes below).

On March 15, 2001, we issued $150 million of 5.25% convertible senior subordinated notes that mature on March 15, 2009 and have a conversion price of $30.27 per share. The net proceeds were used to pay down outstanding revolver loans. The convertible notes are callable after 2004, and are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and rank senior to or of equal rank with all of our existing and future subordinated indebtedness.

Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes: The senior notes, convertible senior subordinated notes, and senior subordinated notes are guaranteed by substantially all of Fleming's wholly-owned direct and indirect subsidiaries. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to Fleming (the parent) in the form of cash dividends, loans or advances.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                                         April 21, 2001
                                               ------------------------------------------------------------------
                                                  Parent                       Non-
                                                  Company    Guarantors    Guarantors   Eliminations Consolidated
                                                 ---------   ----------    ----------   ------------ ------------
                                                                           (In thousands)
       ASSETS
Current assets:
 Cash and cash equivalents..................  $    23,637   $     1,951    $    1,685    $         -   $   27,273
 Receivables, net...........................      410,955        77,886         1,830              -      490,671
 Inventories................................      626,569       149,141         3,539              -      779,249
 Other current assets.......................      129,521         7,909            42              -      137,472
                                              -----------   -----------    ----------    -----------   ----------
      Total current assets..................    1,190,682       236,887         7,096              -    1,434,665
Investment in subsidiaries..................       53,381             -             -        (53,381)           -
Intercompany receivables....................      290,888             -             -       (290,888)           -
Property and equipment, net.................      452,722       235,768         7,028              -      695,518
Goodwill, net...............................      410,434        96,392         3,692              -      510,518
Other assets................................      491,744        25,129        18,654              -      535,527
                                              -----------   -----------    ----------    -----------   ----------
                                              $ 2,889,851   $   594,176    $   36,470    $  (344,269)  $3,176,228
                                              ===========   ===========    ==========    ===========   ==========

 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
 Accounts payable...........................  $   637,242   $    90,335    $    2,504    $         -   $  730,081
 Intercompany payables......................            -       244,564        46,324       (290,888)           -
 Other current liabilities..................      216,805        34,583         2,996              -      254,384
                                              -----------   -----------    ----------    -----------   ----------
     Total current liabilities..............      854,047       369,482        51,824       (290,888)     984,465
Obligations under capital leases............      209,342       130,646             -              -      339,988
Long-term debt and other liabilities........    1,332,568        25,265            48              -    1,357,881
Equity (deficit)............................      493,894        68,783       (15,402)       (53,381)     493,894
                                              -----------   -----------    ----------    -----------   ----------
                                              $ 2,889,851   $   594,176    $   36,470    $  (344,269)  $3,176,228
                                              ===========   ===========    ==========    ===========   ==========

                                                                             December 30, 2000
                                               ------------------------------------------------------------------
                                                Parent                        Non-
                                                Company     Guarantors     Guarantors   Eliminations  Consolidated
                                               ---------    ----------     ----------   ------------  ------------
                                                                                (In thousands)
       ASSETS
Current assets:
 Cash and cash equivalents..................  $    22,487   $     6,753    $    1,140    $         -   $   30,380
 Receivables, net...........................      406,203       101,884           958              -      509,045
 Inventories................................      635,227       192,499         3,539              -      831,265
 Other current assets.......................      247,400         4,943            40              -      252,383
                                              -----------   -----------    ----------    -----------   ----------
      Total current assets..................    1,311,317       306,079         5,677              -    1,623,073
Investment in subsidiaries..................       53,381             -             -        (53,381)           -
Intercompany receivables....................      384,450             -             -       (384,450)           -
Property and equipment, net.................      424,321       285,117         7,019              -      716,457
Goodwill, net...............................      411,094       129,440         3,785              -      544,319
Other assets................................      463,008        42,918        13,036              -      518,962
                                              -----------   -----------    ----------    -----------   ----------
                                              $ 3,047,571   $   763,554    $   29,517    $  (437,831)  $3,402,811
                                              ===========   ===========    ==========    ===========   ==========

 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
 Accounts payable...........................  $   821,407   $   120,145    $    1,727    $         -   $  943,279
 Intercompany payables......................            -       342,627        41,823       (384,450)           -
 Other current liabilities..................      244,524        43,275         1,310              -      289,109
                                              -----------   -----------    ----------    -----------   ----------
     Total current liabilities..............    1,065,931       506,047        44,860       (384,450)   1,232,388
Obligations under capital leases............      214,611       162,628             -              -      377,239
Long-term debt and other liabilities........    1,339,837        26,096            59              -    1,365,992
Equity (deficit)............................      427,192        68,783       (15,402)       (53,381)     427,192
                                              -----------   -----------    ----------    -----------   ----------
                                              $ 3,047,571   $   763,554    $   29,517    $  (437,831)  $3,402,811
                                              ===========   ===========    ==========    ===========   ==========

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION
                                                                    16 Weeks Ended April 21, 2001
                                                --------------------------------------------------------------------
                                                   Parent                       Non-
                                                   Company    Guarantors    Guarantors   Eliminations  Consolidated
                                                  ---------   ----------    ----------   ------------  ------------
                                                                           (In thousands)
Net sales...................................   $ 3,465,166   $ 1,035,055    $   22,210    $ (361,240)  $ 4,161,191
Costs and expenses:
  Cost of sales.............................     3,280,265       859,049        16,873      (361,240)    3,794,947
  Selling and administrative................       150,323       161,907         5,083             -       317,313
  Other.....................................        16,457        28,605         3,519             -        48,581
  Impairment/restructuring charge (credit)..         6,255       (33,114)            -             -       (26,859)
  Equity loss from subsidiaries.............        (3,598)            -             -         3,598             -
                                               -----------   -----------    ----------    ----------   -----------
    Total costs and expenses................     3,449,702     1,016,447        25,475      (357,642)    4,133,982
                                               -----------   -----------    ----------    ----------   -----------
 Income (loss) before taxes.................        15,464        18,608        (3,265)       (3,598)       27,209
 Taxes on income (loss).....................            (2)       13,117        (1,372)            -        11,743

                                               -----------   -----------    ----------    ----------   -----------
 Income (loss) before extraordinary charge     $    15,466   $     5,491    $   (1,893)   $   (3,598)  $    15,466
                                               ===========   ===========    ==========    ==========   ===========

                                                                     16 Weeks Ended April 15, 2000
                                               ---------------------------------------------------------------------
                                                Parent                        Non-
                                                Company     Guarantors     Guarantors   Eliminations   Consolidated
                                               ---------    ----------     ----------   ------------   ------------
                                                                               (In thousands)
Net sales...................................  $ 3,569,998   $ 1,175,704    $   22,715    $  (436,919)  $ 4,331,498
Costs and expenses:
  Cost of sales.............................    3,360,908       973,622        17,213       (436,919)    3,914,824
  Selling and administrative................      185,768       181,648         4,891              -       372,307
  Other.....................................        2,964        39,851         2,672              -        45,487
  Impairment/restructuring charge...........       41,437           708             -              -        42,145
  Equity loss from subsidiaries.............       12,912             -             -        (12,912)            -
                                              -----------   -----------    ----------    -----------   -----------
     Total costs and expenses...............    3,603,989     1,195,829        24,776       (449,831)    4,374,763
                                              -----------   -----------    ----------    -----------   -----------
Income (loss) before taxes..................      (33,991)      (20,125)       (2,061)        12,912       (43,265)
Taxes on income (loss)......................       (8,118)       (8,409)       (  865)             -       (17,392)
                                              -----------   -----------    ----------    -----------   -----------
Net income (loss)...........................  $   (25,873)  $   (11,716)   $   (1,196)   $    12,912   $   (25,873)
                                              ===========   ===========    ==========    ===========   ===========

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
                                                                     16 Weeks Ended April 21, 2001
                                               ---------------------------------------------------------------------
                                                Parent                        Non-
                                                Company     Guarantors     Guarantors   Eliminations   Consolidated
                                               ---------    ----------     ----------   ------------   ------------
                                                                               (In thousands)
Net cash provided by (used in)
  operating activities..................      $  (117,559)  $     6,588    $   (5,102)   $       -     $  (116,073)
                                              -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
Purchases of property and equipment.....          (37,721)       (9,704)         (748)           -         (48,173)
Other...................................           28,573       103,398             -            -         131,971
                                              -----------   -----------    ----------    -----------   -----------
Net cash provided by (used in) investing
  activities............................           (9,148)       93,694          (748)           -          83,798
                                              -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
Repayments on capital lease obligations.           (3,886)       (1,530)            -            -          (5,416)
Advances (to) from parent...............           97,159      (103,554)        6,395            -               -
Other...................................           34,584             -             -            -          34,584
                                              -----------   -----------    ----------    -----------   -----------
Net cash provided by (used in) financing
  activities............................          127,857      (105,084)        6,395            -          29,168
                                              -----------   -----------    ----------    -----------   -----------
Net increase (decrease) in cash and cash
  equivalents...........................            1,150        (4,802)          545            -          (3,107)
Cash and cash equivalents at beginning
  of year...............................           22,487         6,753         1,140            -          30,380
                                              -----------   -----------    ----------    -----------   -----------
Cash and cash equivalents at end of year.     $    23,637   $     1,951    $    1,685    $       -     $    27,273
                                              ===========   ===========    ==========    ===========   ===========

                                                                     16 Weeks Ended April 15, 2000
                                               ---------------------------------------------------------------------
                                                Parent                        Non-
                                                Company     Guarantors     Guarantors   Eliminations   Consolidated
                                               ---------    ----------     ----------   ------------   ------------
                                                                               (In thousands)
Net cash provided by operating activities..   $    48,545   $     4,962    $    1,139    $         -   $    54,646
                                              -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
Purchases of property and equipment........       (11,416)      (25,979)       (1,103)             -       (38,498)
Other......................................        52,705            40             -              -        52,745
                                              -----------   -----------    ----------    -----------   -----------
Net cash provided by (used in) investing
  activities...............................        41,289       (25,939)       (1,103)             -        14,247
                                              -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
Repayments on capital lease obligations....        (5,323)       (1,659)            -              -        (6,982)
Advances (to) from parent..................       (41,545)       30,741        10,804              -             -
Other......................................       (47,875)            -             -              -       (47,875)
                                              -----------   -----------    ----------    -----------   -----------
Net cash provided by (used in) financing
  activities...............................       (94,743)       29,082        10,804              -       (54,857)
                                              -----------   -----------    ----------    -----------   -----------
Net increase (decrease) in cash and cash
  equivalents..............................        (4,909)        8,105        10,840              -        14,036
Cash and cash equivalents at beginning
  of year..................................       (54,803)       61,307           179              -         6,683
                                              -----------   -----------    ----------    -----------   -----------

Cash and cash equivalents at end of year...   $   (59,712)   $   69,412    $   11,019    $         -   $    20,719
                                              ===========   ===========    ==========    ===========   ===========

8. The accompanying operating statements include the following:

                                                      16 weeks ended
                                                      --------------
                                                April 21,          April 15,
         (In thousands)                          2001                2000
         -------------------------------------------------------------------
          Depreciation and amortization
            (includes depreciation and
             amortization due to
             strategic plan)                    $50,667             $53,749
          Excess depreciation and
            amortization due to the
            strategic plan                      $     -             $ 4,395
          Amortized costs in interest
            expense                             $ 2,180             $ 1,496

9. In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan were to consolidate distribution operations, grow distribution sales, improve retail performance, and reduce overhead and operating expenses. Additionally, in 2000 we decided to reposition certain retail operations into our price impact format and sell or close the remaining conventional retail chains. During the first quarter of 2001, we sold or closed 66 retail stores. We plan to sell or close the remaining 31 retail stores by the end of July 2001.

The plan, as expected, took two years to implement and is now substantially complete. Additional charges of approximately $20 million are estimated in 2001. The remaining charges represent severance related expenses, inventory markdowns for clearance for closed operations, and other exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

The net effect of the strategic plan in the first quarter of 2001 was pre-tax income of $1 million. The after-tax effect was income of less than $1 million, or $.01 per share. The $1 million pre-tax income was included on several lines of the Consolidated Statement of Operations as follows: $3 million charge was included in net sales; $18 million charge was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $5 million charge was included in selling and administrative expense as disposition related costs recognized on a periodic basis. These charges were offset by $27 million of income in the Impairment/restructuring line related to the recovery of previously recorded asset impairment resulting from the planned sale of some retail stores, offset partially by severance related expenses. The first quarter charge consisted of the following components:

o Net impairment recovery of $35 million. The components included recovering previously recorded goodwill impairment of $14 million and long-lived asset impairment of $24 million. Also included was impairment of $3 million related to other long-lived assets.

o Restructuring charges of $8 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees incurred related to the restructuring process.

o Other disposition and related costs of $26 million. These costs consisted primarily of inventory markdowns for clearance for closed operations and disposition related costs recognized on a periodic basis.

The first quarter of 2001 charge relates to our business segments as follows: $7 million charge relates to the distribution segment and $12 million of income relates to the retail segment with the balance relating to support services expenses.

The charges related to workforce reductions are as follows:

($'s in thousands)          Amount      Headcount
------------------          ------      ---------
1998 Activity:
  Charge                   $ 25,441       1,430
  Terminations               (3,458)       (170)
                           --------      ------
  Ending Liability           21,983       1,260

1999 Activity:
  Charge                     12,029       1,350
  Terminations              (24,410)     (1,950)
                           --------      ------
  Ending Liability            9,602         660

2000 Activity:
  Charge                     53,906       5,610
  Terminations              (26,180)     (1,860)
                           --------      ------
  Ending Liability           37,328       4,410

2001 Quarter 1 Activity:
   Charge                     6,760         520
   Terminations             (10,186)     (3,320)
                           --------      ------
   Ending Liability        $ 33,902       1,610
                           ========      ======

The ending liability of approximately $34 million includes payments over time to associates already severed as well as union pension withdrawal liabilities. The breakdown of the 520 headcount reduction recorded during 2001 was: 145 from the distribution segment; 360 from the retail segment; and 15 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

($'s in thousands)          Amount
------------------          ------
1998 Activity:
  Charge                   $ 28,101
  Utilized                     (385)
                           --------
  Ending Liability           27,716

1999 Activity:
  Charge                     15,074
  Utilized                  (10,281)
                           --------
  Ending Liability           32,509

2000 Activity:
  Charge                     37,149
  Utilized                  (48,880)
                           --------
  Ending Liability           20,778

2001 Quarter 1 Activity:
  Charge                        500
  Utilized                   (5,263)
                           --------
  Ending Liability         $ 16,015
                           ========

Assets held for sale included in other current assets at the end of the first quarter of 2001 were approximately $59 million, consisting of $24 million of distribution operating units and $35 million of retail stores.

The pre-tax charge of the strategic plan in the first quarter of 2000 totaled $64 million. After tax, the expense for the first quarter of 2000 was $38 million or $.98 per share. The $64 million charge was included on several lines of the Consolidated Condensed Statement of Operations for the first quarter of 2000 as follows: $14 million was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $8 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $42 million was included in the Impairment/restructuring charge line. The $64 million charge consisted of the following components:

     o Impairment of assets of $2 million. The impairment related to other long-lived assets.

     o Restructuring charges of $40 million. The restructuring charges consisted primarily of severance related expenses and pension withdrawal liabilities for the divested or closed operating units that were closed during the first quarter of 2000. The restructuring charges also included operating lease liabilities and professional fees incurred related to the restructuring process.

     o Other disposition and related costs of $21 million. These costs consist primarily of inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis.

The $64 million charge relates to our business segments as follows: $37 million relates to the distribution segment and $17 million relates to the retail segment with the balance relating to support services expenses.

Asset impairments were recognized in accordance with SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and such assets were written down to their estimated fair values based on estimated proceeds of operating units to be sold or discounted cash flow projections. The operating costs of operating units to be sold or closed are treated as normal operations during the periods they remain in use. Salaries, wages and benefits of employees at these operating units are charged to operations during the time such employees are actively employed. Depreciation expense is continued for assets that the company is unable to remove from operations.

Independent Accountants' Review Report


To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of April 21, 2001, and the related condensed consolidated statements of operations and of cash flows for the sixteen weeks ended April 21, 2001 and April 15, 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fleming Companies Inc. and subsidiaries as of December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001 (except for the information under long-term debt and contingencies included in the notes to consolidated financial statements as to which the date is March 22, 2001), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 24, 2001

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General


In early 1998, our board of directors and senior management began an extensive strategic planning process that evaluated all aspects of our business. In December 1998, the strategic plan was approved and implementation efforts began. In the course of implementing our strategic initiatives, since 1998 we have, among other accomplishments:

o    closed or consolidated 12 of our distribution centers, which resulted in:

     o increased average sales per full-line distribution center by more than 40% from $390 million in 1998 to $550 million in 2000, and

     o increased average sales per full-line distribution center employee by more than 12% from 1998 to 2000;

o centralized the majority of our purchasing operations in our customer support center near Dallas, Texas;

o centralized our accounting, human resources, information technology and other support services in our shared services center in Oklahoma City, Oklahoma;

o sold or closed 207 conventional supermarkets through the end of the first quarter of 2001 with 31 more to be sold or closed in the next few months;

o    opened 22 additional price impact supermarkets; and

o instituted a "culture of thrift" among our employees, in part through our Low Cost Pursuit Program.

The plan, as expected, took two years to implement and is now substantially complete. Additional charges of approximately $20 million are estimated in 2001. The remaining charges represent severance related expenses, inventory markdowns for clearance for closed operations and other exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

The first quarter of 2001 included pre-tax income of approximately $1 million (less than $1 million after-tax or $.01 per share) related to the strategic plan, including non-cash impairment adjustments of asset values, inventory markdowns for clearance for closed operations, and cash restructuring costs for severance related and other expenses. The first quarter of 2000 included a pre-tax charge of $64 million ($38 million after-tax or $.98 per share) related to the strategic plan, including non-cash impairments of asset values, inventory markdowns for clearance for closed operations, and cash restructuring cost for severance related expenses, lease terminations, and other expenses.

The first quarter of 2001 also included one-time adjustments, including approximately $2 million in charges from litigation settlements and net additional interest expense of approximately $2 million due to the early retirement of debt, netting to a $3 million charge ($2 million after-tax or $.05 per share). There were no one-time adjustments for the first quarter of 2000.

We recorded net income of $12 million or $.29 per share for the first quarter of 2001. Excluding the after-tax extraordinary charge of $3 million, or $.08 per share, related to the early retirement of debt and the strategic plan and one-time items, our net income was $17 million or $.41 per share. Net earnings for the first quarter of 2000 after excluding strategic plan charges was $12 million or $.30 per share. Currently, our expectations for 2001 are earnings per share of $1.96, excluding extraordinary charges, strategic plan and one-time items.

Adjusted EBITDA for the first quarters of 2001 and 2000 were $136 million and $128 million, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and one-time adjustments (e.g., strategic plan charges and non-recurring expense or income items). Adjusted EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe adjusted EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted EBITDA for the first quarters of 2001 and 2000 (in millions):

                                              April 21,   April 15,
                                                2001        2000
                                                ----        ----
Net income (loss) before extraordinary charge:   $  15    $ (26)
Add back:
  Taxes on income (loss)                            12      (17)
  Depreciation/amortization                         51       54
  Interest expense                                  58       53
  Equity investment results                          -        2
  LIFO provision                                     1        3
                                                 -----    -----
EBITDA                                             137       69
Add back noncash strategic plan and
  one-time items*                                  (18)       8
                                                 -----    -----
EBITDA excluding noncash strategic
  plan and one-time items                          119       77
Add back strategic plan and one-time
  items ultimately requiring cash                   17       51
                                                 -----    -----
Adjusted EBITDA                                  $ 136    $ 128
                                                 =====    =====

* Excludes amounts for depreciation/amortization and equity investment results already added back.

Depreciation and amortization for the first quarter of 2000 includes $4 million of strategic plan charges. The adjusted EBITDA amount represents cash flow from operations excluding unusual or infrequent items. In our opinion, adjusted EBITDA is the best starting point when evaluating our ability to service debt. In addition, we believe it is important to identify the cash flows relating to unusual or infrequent charges and strategic plan charges, which should also be considered in evaluating our ability to service debt.

Results of Operations

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

================================================================================
                                           April 21,  April 15,
For the 16-weeks ended                       2001       2000
--------------------------------------------------------------------------------
Net sales                                   100.00 %  100.00 %

Gross margin                                  8.80      9.62
Less:
Selling and administrative                    7.63      8.60
Interest expense                              1.38      1.23
Interest income                               (.22)     (.22)
Equity investment results                      .01       .04
Impairment/restructuring charge (credit)      (.65)      .97
--------------------------------------------------------------------------------

Total expenses                                8.15     10.62
--------------------------------------------------------------------------------

Income (loss) before taxes                     .65     (1.00)
Taxes on income (loss)                         .28      (.40)
--------------------------------------------------------------------------------

Income(loss)before extraordinary charge        .37 %    (.60)%
================================================================================


Net sales.
Sales for the first quarter (16 weeks) of 2001 decreased by $0.2 billion, or 4%, to $4.2 billion from the same period in 2000.

Net sales for the distribution segment were $3.32 billion in 2001 compared to $3.27 billion in 2000. The increase in sales was due to growth in sales to both conventional food retail and new retail channel customers, offset partially by the loss of sales to United Supermarkets during the second quarter of 2000. In 2000, sales to United accounted for less than 3% of our total company sales. Kmart Corporation, our largest customer, accounted for 10.2% (or $424 million) and 9.7%(or $420 million) of our total net sales in the first quarter of 2001 and 2000, respectively. We expect annual sales to Kmart for 2001 to be approximately $2.6 billion, with an increase to approximately $4.5 billion annually in 2002.

Retail segment sales decreased $0.2 billion, or 20%, in 2001 to $0.8 billion from the same period in 2000. The decrease in sales was due to the continued disposition of conventional retail stores in order to increase focus on our price impact retail stores. During the first quarter of 2001, we sold or closed 66 retail stores and reached agreements to sell 29 of the 31 remaining to sell or close. This is in addition to the 70 stores sold or closed during 2000. During the first quarter of 2001, we opened five Yes!Less stores and a Food 4 Less store with an additional seven Food 4 Less stores acquired early in the second quarter of 2001.

Gross margin.
Gross margin for the first quarter of 2001 decreased by $50 million, or 12%, to $366 million from $417 million for the same period in 2000, and also decreased as a percentage of net sales to 8.80% from 9.62% for the same period in 2000. After excluding the strategic plan charges and one-time items, gross margin for the first quarter of 2001 decreased by $45 million, or 10%, compared to the same period in 2000, and decreased as a percentage of net sales to 9.27% from 9.94% for the same period in 2000. The decrease in dollars was due primarily to the overall sales decrease, but was partly offset by positive results from centralizing procurement which leverages our buying power and improving warehouse productivity.

After excluding the strategic plan charges and one-time items for the distribution segment, gross margin as a percentage of net sales improved slightly in the first quarter of 2001 compared to the same period in 2000 reflecting the benefits of the centralization of procurement. For the retail segment, gross margin as a percentage of net sales also improved in the first quarter of 2001 compared to the same period in 2000 due to the divesting or closing of underperforming stores and the centralization of procurement. The strategic plan charges and one-time items were lower in the first quarter of 2001 compared to the same period in 2000 for the distribution segment primarily due to additional depreciation and amortization on assets to be disposed of but not yet held for sale in 2000, but were higher for the retail segment primarily due to higher inventory markdowns for clearance for closed operations.

Selling and administrative expenses.
Selling and administrative expenses for the first quarter of 2001 decreased by $55 million, or 15%, to $317 million from $372 million for the same period in 2000 and decreased as a percentage of net sales to 7.63% for 2001 from 8.60% in 2000. After excluding the strategic plan charges and one-time items, selling and administrative expenses for the first quarter of 2001 decreased as a percentage of net sales to 7.43% from 8.41% for the same period in 2000. The decreases were due to rationalization of assets, centralization of administrative functions, and reduction of the significance of retail. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower operating expenses as a percentage of sales versus the retail segment.

After excluding the strategic plan charges and one-time items for the distribution segment, selling and administrative expenses as a percentage of net sales improved in the first quarter of 2001 compared to the same period in 2000 due to the centralization of administrative functions and low cost pursuit initiatives. For the retail segment, selling and administrative expenses as a percentage of net sales decreased in the first quarter of 2001 compared to the same period in 2000 primarily due to selling and closing higher cost retail operations, reflecting the lower cost structure of our continuing retail operations. The strategic plan charges and one-time items were lower in the first quarter of 2001 compared to the same period in 2000 for the distribution segment due primarily to moving, recruitment, and training costs incurred during the first quarter of 2000 that were not incurred in 2001, but were higher for the retail segment due to costs of selling and closing 66 retail stores in the first quarter of 2001 compared to 24 retail stores in the first quarter of 2000.

Operating earnings.
Operating earnings for the distribution segment for the first quarter of 2001 increased $26 million, or 31%, to $109 million from $83 million in the same period of 2000. After excluding the strategic plan charges and one-time items, operating earnings increased by $21 million, or 22%, to $115 million from $94 million for the same period of 2000. Operating earnings improved primarily due to the benefits of consolidating distribution operating units, reducing costs partially due to warehouse productivity improvements, and centralizing certain procurement and administrative functions in support services.

Operating earnings for the retail segment increased by $4 million to $16 million for the first quarter of 2001 from $12 million for the same period of 2000. After excluding the strategic plan charges and one-time items, operating earnings increased by $17 million to $35 million in the first quarter of 2001 from $18 million for the same period of 2000. Operating earnings were improved by the performance in continuing retail operations and the divesting or closing of underperforming retail operations. Operating earnings were also improved by centralizing certain administrative functions in support services.

Support services expenses increased in the first quarter of 2001 compared to the same period of 2000 by approximately $26 million to $77 million from $51 million. After excluding the strategic plan charges and one-time items, support services expenses increased by $27 million to $73 million in the first quarter of 2001 from $46 million for the same period of 2000. The increase in expense was primarily due to centralizing certain procurement and administrative functions from the distribution and retail segments. Strategic plan charges were lower in 2001 due to moving and training expenses associated with the centralization of the procurement and administrative functions in 2000.

Interest expense.
Interest expense for the first quarter of 2001 increased approximately $5 million, or 8%, to $58 million for the first quarter of 2001 from $53 million for the same period in 2000 due primarily to $3 million of additional interest expense related to the early retirement of debt. The remaining increase was due to higher average debt balances and slightly higher rates.

Interest income.
Interest income of $9 million for the first quarter of 2001 was slightly lower than the same period of 2000 primarily due to lower average balances for direct financing leases with customers.

Equity investment results.
Our portion of operating losses from equity investments decreased to less than $1 million for the first quarter of 2001 from $2 million for the first quarter of 2000 primarily due to improved results of operations in certain of the underlying equity investments.

Impairment/restructuring charge.
The net pre-tax amount recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of our strategic plan announced in 1998) was income of less than $1 million for the first quarter of 2001 compared to a $64 million charge for the same period of 2000. The amount in 2001 was recorded with income of $27 million reflected in the Impairment/ restructuring line and the balance reflected in other financial statement lines. The $64 million charge in 2000 was recorded with $42 million reflected in the Impairment/restructuring charge line and the balance reflected in other financial statement lines. See "General" above and Note 9 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

Taxes on income.
The effective tax rates used for the first quarters of 2001 and 2000 were 43.2% and 40.2%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year.

Extraordinary charge.
We reflected an extraordinary after-tax charge of $3 million ($6 million pre-tax) in the first quarter of 2001 due to the early retirement of debt. See
Note 7 in the notes to the Consolidated Condensed Financial Statements for further discussion regarding the debt retirement.

Certain Accounting Matters.
The Financial Accounting Standards Board (FASB) issued an exposure draft for Business Combinations and Intangible Assets in late 2000. One of the provisions of this exposure draft is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill would not be amortized to earnings over a period of time. Instead, it would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill is more than its implied fair value. Goodwill amortization impacted the basic and diluted per share amount for the quarter by $0.12 and $0.13 in 2001 and 2000, respectively. This exposure draft is not final and may change before any new accounting standard is adopted.

The FASB Emerging Issues Task Force (EITF) has recently reached a consensus on EITF 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 provides guidance on income statement classification on consideration paid to a reseller of a vendor's products. This consensus will be implemented by the end of 2001, as required. We anticipate this consensus will provide for reclassifications of revenues and cost of sales within our financial statements with no effect on gross margin or earnings.


Liquidity and Capital Resources

In the first quarter ended April 21, 2001, our principal sources of liquidity were borrowings under our credit facility and the sale of certain assets. Our principal source of capital, excluding shareholders' equity, was generated by issuing bonds in the capital markets.

Net cash provided by (used in) operating activities.
Net cash expended by operating activities was $116 million in the first quarter of 2001 compared to a net inflow of $55 million for the same period in 2000. The primary use of funds was for working capital.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) were $23 million in the first quarter of 2001 and are currently estimated to be $73 million for the full year 2001. We believe working capital reductions, proceeds from asset sales, and continued positive earnings will provide adequate cash flows to cover all of these costs.

Net cash provided by investing activities.
Total investment-related activity resulted in $84 million of positive net cash flow for the first quarter ended April 21, 2001, compared to $14 million in the same period of 2000. Cash provided by asset sales, collections on notes receivable and other investing-related activities was only partially offset by capital expenditures.

Net cash provided by (used in) financing activities.
Financing activities generated $29 million of net cash flows for the quarter ended April 21, 2001, compared to a $55 million use of cash flows for the same period of 2000. Total debt, including capital leases, decreased slightly in the first quarter of 2001.

On March 23, 2001, we received approximately $50 million of proceeds from the sale of common stock to Yucaipa Companies, a transaction which gave Yucaipa 8.7% ownership of Fleming's outstanding common stock.

We believe successful access to the credit and capital markets is dependent in part on maintaining credit ratings acceptable to institutional and individual investors. On February 28, 2001, Standard & Poor's ratings group announced it was upgrading its credit rating outlook for Fleming from "stable" to "positive". On March 5, 2001, Moody's Investors Service announced it was upgrading its credit ratings for Fleming. Listed below is a summary of our credit ratings.

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

On March 15, 2001, we sold $355 million of new 10 1/8% senior notes due 2008, and we deposited $315 million with the trustee to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. On April 16, 2001, our obligations under the indenture were discharged. The balance of the net proceeds was used to pay down our revolver loans. An extraordinary after-tax charge of approximately $3 million was recorded in connection with the early redemption. On March 15, 2001, we also sold $150 million of new 5.25% convertible senior subordinated notes due 2009 with a conversion price of $30.27 per share. The net proceeds of $146 million were used to pay down our revolver loans. At the end of the first quarter of 2001, outstanding loans and letters of credit under the credit facility totaled $175 million of term loans, consisting of $130 million of revolver loans, and $45 million of letters of credit. As of April 21, 2001, we could have borrowed an additional $425 million under the revolver.

For the foreseeable future, our principal sources of liquidity and capital are expected to be cash flows from operating activities, our ability to borrow under our credit facility, and asset sale proceeds. In addition, lease financing may be employed for new retail stores and certain equipment. We believe these sources will be adequate to meet working capital needs, capital expenditures, strategic plan costs and other capital needs in the normal course of business for the next 12 months.

Contingencies

From time to time we face litigation or other contingent loss situations resulting from owning and operating our assets, conducting our business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject us to material contingent liabilities. In accordance with applicable accounting standards, we record as a liability amounts reflecting such exposure when a material loss is deemed to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, we disclose material loss contingencies in the notes to our financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect. Also see Legal Proceedings.

Forward-Looking Information

This report includes statements that (a) predict or forecast future events or results, (b) depend on future events for their accuracy, or (c) embody projections and assumptions which may prove to have been inaccurate, including expectations for years 2001 and beyond regarding (i) our ability to successfully sustain the goals of our strategic plan and continue to reverse sales declines, cut costs and improve earnings; (ii) our assessment of the probability and materiality of losses associated with litigation and other contingent liabilities; (iii) our ability to expand portions of our business or enter new facets of our business; and (iv) our expectations regarding the proceeds from asset sales and adequacy of capital and liquidity. We have prepared the financial projections and other forward-looking statements included in this document on a reasonable basis, and such projections and statements reflect the best estimates and judgments currently available and present, to the best of our knowledge and belief, the expected course of action and the expected future financial performance of Fleming. However, this information is not fact and should not be relied upon as necessarily indicative of future results, and readers of this document are cautioned not to place undue reliance on the projected financial information or other forward-looking information. The projections were not prepared with a view to compliance with the guidelines established by the American Institute of Certified Public Accountants regarding projections. These projections, forward-looking statements and our business and prospects are subject to a number of factors which could cause actual results to differ materially including the ability to achieve the expected synergies and anticipated cost savings from the Kmart alliance; unanticipated transition and start-up costs associated with the Kmart alliance; unanticipated problems in the supply chain due to the increased volumes resulting from the Kmart alliance; the ability to successfully generate new business; the risks associated with the successful execution of our strategic business plan; adverse effects of labor disruptions; adverse effects of the changing industry environment and increased competition; continuing sales declines and loss of customers; adverse results in pending or threatened litigation and legal proceedings, and exposure to other contingent losses; failure to achieve necessary cost savings; and the negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other items are described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and in other periodic reports available from the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In order to help maintain liquidity and finance business operations, we obtain long-term credit commitments from banks and other financial institutional lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing our debt maturities and diversify our sources of debt capital, we also use long-term debt which carries fixed interest rates.

Changes in interest rates in the credit and capital markets and our improved credit ratings had a material impact on the fair values for our outstanding debt obligations. The table below presents a summary of certain categories of our financial instruments according to their respective interest rate profiles. For debt obligations, the table shows the principal amount of cash we expect to pay each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities.

SUMMARY OF FINANCIAL INSTRUMENTS
                                                           Maturities of Principal by Fiscal Year
                                                    ------------------------------------------------------
(In millions,                  Fair Value Fair Value
except rates)                 at 12/30/00 at 4/21/01 2001    2002     2003     2004     2005    Thereafter
-------------                 ----------- ---------- ----    ----     ----     ----     ----    ----------
Debt with Variable Interest Rates
---------------------------------
Principal payable                $  427   $  270    $  28    $   40   $  172   $   37   $   -   $    -
Average variable rate
    payable                         8.1%     7.7%   Based on LIBOR plus a margin

Debt with Fixed Interest Rates
------------------------------
  Principal payable              $  668   $1,060    $   -    $    -   $    -   $  250   $   -   $  755
  Average fixed rate
    payable                        10.6%     9.6%     5.9%      6.5%     5.1%    10.5%      -      9.3%


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below and in Note 6 in the notes to the consolidated condensed financial statements, which information is incorporated herein by reference, is information regarding litigation which became reportable or as to which a material development has occurred since the date of our Annual Report on Form 10-K for the fiscal year ended December 30, 2000:

(1) Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders and one purported class action suit filed by two noteholders. All cases were filed in the United States District Court for the Western District of Oklahoma. In 1997, the court consolidated the stockholder cases; the noteholder case was also consolidated, but only for pre-trial purposes. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets case, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's case and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit and materially inflated the trading price of our common stock.

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. We again filed motions to dismiss all claims in both cases. On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000. Briefing is complete in the Court of Appeals for the Tenth Circuit, and oral argument was conducted on May 15, 2001. The Tenth Circuit has not yet issued an opinion.

On August 1, 2000, the court dismissed the claims in the noteholder complaint alleging violations of the Securities Exchange Act of 1934, but the court determined that the noteholder plaintiffs had stated a claim under Section 11 of the Securities Act of 1933. On September 15, 2000, defendants filed a motion to allow an immediate appeal of the court's denial of their motion to dismiss plaintiffs' claim under Section 11. That motion was denied on January 8, 2001. The case was set for a status and scheduling conference on January 30, 2001. The court has entered an order setting this case for trial in October 2001.

On April 30, 2001, a Memorandum of Understanding was signed which provides, among other things, for the parties in the noteholder case to proceed to agree on a Settlement Agreement which will include a payment by defendants and our insurer of $2.5 million in full satisfaction of the claim. The settlement will require court and class approval.

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

We intend to vigorously defend any remaining claims in these class action suits and pursue the issue of insurance discussed above, but we cannot predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

(2) Don's United Super (and related cases). We and two of our retired executives have been named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several of our current and former customers (Don's United Super, et al. v. Fleming, et al.). The 19 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

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

In October 1998, we and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's case (Coddington Enterprises, Inc., et al. v. Fleming, et al.). Currently, 16 plaintiffs are asserting claims in the Coddington case, all but one of which have arbitration agreements with us. The plaintiffs assert claims virtually identical to those set forth in the Don's case, and although plaintiffs have not yet quantified the damages in their pleadings, it is anticipated that they will claim actual damages approximating the damages claimed in the Don's case.

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. We have appealed the court's denial of arbitration to the United States Court of Appeals for the Eighth Circuit. The two plaintiffs that were ordered to arbitration have filed motions asking the court to reconsider the arbitration ruling.

Two other cases had been filed before the Don's case in the same court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al.
v. Fleming, et al.) by 10 customers, some of whom are also plaintiffs in the Don's case. The earlier two cases, which principally seek an accounting of our expenditure of certain joint advertising funds, have been consolidated. All proceedings in these cases have been stayed pending the arbitration of the claims of those plaintiffs who have arbitration agreements with us.

In March 2000, we and one former executive were named in a suit filed in the United States District Court for the Western District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages, as well as other relief. The damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the related Missouri cases (Don's United Super, Coddington Enterprises, Inc. and J&A Foods, Inc.) and the Storehouse Markets case (described below) transferred to the United States District Court for the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case (described below) to mediate their claims within 45 days of the order. On April 9 -- 11, 2001, the parties to the related Missouri cases participated in a mediation process held in Kansas City, Missouri pursuant to the court's order. Although the precise details of the mediation are subject to a confidentiality agreement among the parties and may not be disclosed, the mediation confirmed our expectation that the plaintiffs in the Don's and related cases will claim substantial damages. In addition, based on discussions with plaintiffs' counsel during the mediation, it appears unlikely that these related cases will be resolved before trial.

We intend to vigorously defend against the claims in these related cases, but we are currently unable to predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

(3) Storehouse Markets. In 1998, we and one of our former division officers were named in a suit filed in the United States District Court for the District of Utah by several of our current and former customers (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages. Damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

The plaintiffs have made these claims on behalf of a class that would purportedly include current and former customers of our Salt Lake City division covering a four-state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted our request for a discretionary appeal of the class certification order, and we are pursuing that appeal on an expedited basis.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the Storehouse Markets case and the related Missouri cases (described above) transferred to the United States District Court for the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case (described below)to mediate their claims within 45 days of the order. On April 9 -- 11, 2001, the parties to the Storehouse case participated in a mediation process held in Kansas City, Missouri pursuant to the court's order. Although the precise details of the mediation are subject to a confidentiality agreement among the parties and may not be disclosed, the mediation confirmed our expectation that the plaintiffs in Storehouse will claim substantial damages.

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

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case to mediate their claims within 45 days of the order. The parties in the Welsh case have not yet mediated their claims.

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

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including: disputes with customers and former customers; disputes with owners and former owners of financially troubled or failed customers; disputes with landlords and former landlords; disputes with employees and former employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; disputes with insurance carriers; tax assessments and other matters, some of which are for substantial amounts. Except as noted above, we do not believe that any such claim will have a material adverse effect on us.

Item 4.  Results of Votes of Security Holders

The company held its annual meeting on May 15, 2001. Matters voted on were as follows:

Election of directors - Carol B. Hallett, Guy A. Osborn, Herbert M. Baum, Kenneth M. Duberstein, Archie R. Dykes, Robert S. Hamada, and Mark S. Hansen were each elected members of the Board of Directors for terms expiring in 2002.

Key Executive Retention Plan - Shareholders approved the proposed key executive retention plan pursuant to the terms of the plan.

Ratification of independent auditors - Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2001.

The number of votes cast is as follows (votes in thousands):

                                        For         Withheld
                                        ---         --------
Election of directors
  Carol B. Hallett                    35,443          143
  Guy A. Osborn                       35,446          140
  Herbert M. Baum                     35,444          142
  Kenneth M. Duberstein               35,444          142
  Archie R. Dykes                     35,439          147
  Robert S. Hamada                    35,437          149
  Mark S. Hansen                      35,435          151

                                            For       Against       Abstain
                                            ---       -------       -------
Key executive retention plan               32,838      2,326          422

Ratification of independent auditors       35,488         71           27

No other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number
--------------

4.10 Stock and Warrant Purchase Agreement by and between the Registrant and U.S. Transportation, LLC dated February 6, 2001,filed as Exhibit 4.1 to Form S-3 (Registration No.333-60176) filed on May 3, 2001 and incorporated herein by reference.

4.11 Registration Rights Agreement by and between the Registrant and U.S. Transportation, LLC dated March 22, 2001, filed as Exhibit
               4.2 to Form S-3 (Registration No. 333-60176)filed on May 3, 2001 and incorporated herein by reference.

4.12 Indenture, dated as of March 15, 2001, among Fleming Companies, Inc., the Subsidiary Guarantors named therein and Bankers Trust Company, as Trustee, regarding the 10 1/8% Senior Notes due 2008, filed as Exhibit 4.9 to Form S-3(Registration No. 333-60184) filed on May 3, 2001 and incorporated herein by reference.

4.13 Indenture, dated as of March 15, 2001, among Fleming Companies, Inc., the Subsidiary Guarantors named therein and Bank One, N.A., as Trustee, regarding the 5.25% Convertible Senior Subordinated Notes due 2009, filed as Exhibit 4.3 to Form S-3 (Registration No. 333-60178) filed on May 3, 2001 and incorporated herein by reference.

4.14 Registration Rights Agreement, dated as of March 15, 2001,among Fleming Companies, Inc., the Subsidiary Guarantors named therein, Deutsche Banc Alex. Brown Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Chase Securities Inc. and UBS Warburg LLC., filed as Exhibit 4.11 to Form S-3 (Registration No. 333-60184) filed on May 3, 2001 and incorporated herein by reference.

4.15 Registration Rights Agreement, dated as of March 15, 2001, among Fleming Companies, Inc., the Subsidiary Guarantors named therein, Deutsche Banc Alex. Brown Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., JPMorgan Securities Inc. and UBS Warburg LLC, filed as Exhibit 4.4 to Form S-3 (Registration No. 333-60178) filed on May 3, 2001 and incorporated herein by reference.

10.76*         Fleming Companies, Inc. 2001 Corporate Officer Long-Term
               Incentive Plan.

10.77* Fleming Companies, Inc. Key Executive Retention Plan, incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 3, 2001.

10.78*         Second Amendment to Fleming Companies, Inc. 1999 Stock Incentive
               Plan.

10.79* Amendment No. 1 to the Fleming Companies, Inc. Executive Deferred Compensation Plan.

10.80**        Agreement dated as of February 2, 2001 by Fleming Companies, Inc.
               and Kmart Corporation.

12             Computation of Ratio of Earnings to Fixed Charges

15 Letter from Independent Accountants as to Unaudited Interim Financial Information

---------------

*      Management contract, compensatory plan or arrangement.

** Information from this agreement has been omitted because the Registrant has requested confidential treatment. The information has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

     (1) On March 13, 2001, pursuant to Item 5, Registrant reported the execution of purchase agreements for the sale of up to $150,000,000 of 5.25% convertible Senior Subordinated Notes Due 2009 and $355,000,000 of 10 1/8% Senior Notes due 2008.

     (2) On March 16, 2001, pursuant to Item 5, Registrant announced the sale of the Notes referred to in (b)(1) above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLEMING COMPANIES, INC.
                                   (Registrant)

Date: May 25, 2001            NEAL RIDER
                              Neal Rider
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

4.10   Stock and Warrant Purchase Agreement     Incorporated herein by reference
       by and between the Registrant and U.S.
       Transportation, LLC dated February 6,
       2001

4.11   Registration Rights Agreement by and     Incorporated herein by reference
       between the Registrant and U.S.
       Transportation, LLC dated March 22,
       2001

4.12   Indenture, dated as of March 15, 2001,   Incorporated herein by reference
       among Fleming Companies, Inc., the
       Subsidiary Guarantors named therein
       and Bankers Trust Company, as Trustee,
       regarding the 10 1/8% Senior Notes due
       2008

4.13   Indenture, dated as of March 15, 2001,   Incorporated herein by reference
       among Fleming Companies, Inc., the
       Subsidiary Guarantors named therein
       and Bank One, N.A., as Trustee,
       regarding the 5.25% Convertible Senior
       Subordinated Notes due 2009

4.14   Registration Rights Agreement, dated     Incorporated herein by reference
       as of March 15, 2001,among Fleming
       Companies, Inc., the Subsidiary
       Guarantors named therein, Deutsche
       Banc Alex. Brown Inc., Bear, Stearns &
       Co. Inc., Lehman Brothers Inc., Chase
       Securities Inc. and UBS Warburg LLC

4.15   Registration Rights Agreement, dated     Incorporated herein by reference
       as of March 15, 2001, among Fleming
       Companies, Inc., the Subsidiary
       Guarantors named therein, Deutsche
       Banc Alex. Brown Inc., Bear, Stearns &
       Co. Inc., Lehman Brothers Inc.,
       JPMorgan Securities Inc. and UBS
       Warburg LLC

10.76  Fleming Companies, Inc. 2001 Corporate   Filed herewith electronically
       Officer Long-Term Incentive Plan

10.77  Fleming Companies, Inc. Key Executive    Incorporated herein by reference
       Retention Plan

10.78  Second Amendment to Fleming Companies,   Filed herewith electronically
       Inc. 1999 Stock Incentive Plan

10.79  Amendment No. 1 to the Fleming           Filed herewith electronically
       Companies, Inc. Executive Deferred
       Compensation Plan

10.80  Agreement dated as of February 2, 2001   Filed herewith electronically
       by Fleming Companies, Inc. and Kmart
       Corporation

12     Computation of Ratio of Earnings to      Filed herewith electronically
       Fixed Charges

15     Letter from Independent Accountants as   Filed herewith electronically
       to Unaudited Interim Financial
       Information