Form 10-Q
period 2001-07-14
FLEMING COMPANIES INC /OK/
filed 2001-08-24
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 14, 2001

                         COMMISSION FILE NUMBER: 1-8140

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

                                 (972) 906-8000
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At the close of business on August 10, 2001, 44,275,000 shares of the registrant's common stock, par value $2.50 per share, were outstanding.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                      Consolidated Condensed Statements of Operations -
                        12 Weeks Ended July 14, 2001,
                        and July 8, 2000

                      Consolidated Condensed Statements of Operations -
                        28 Weeks Ended July 14, 2001,
                        and July 8, 2000

                      Consolidated Condensed Balance Sheets -
                         July 14, 2001, and December 30, 2000

                      Consolidated Condensed Statements of Cash Flows -
                         28 Weeks Ended July 14, 2001,
                         and July 8, 2000

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

    Item 3.        Quantitative and Qualitative Disclosures
                      about Market Risk

PART II. OTHER INFORMATION:

    Item 1.        Legal Proceedings

    Item 6.        Exhibits and Reports on Form 8-K

SIGNATURE

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

FLEMING COMPANIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 12 WEEKS ENDED JULY 14, 2001 AND JULY 8, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2001               2000
                                                         ---------------    ---------------
Net sales                                                $     3,457,279    $     3,289,878
Costs and expenses:
    Cost of sales                                              3,193,922          2,998,624
    Selling and administrative                                   211,092            261,374
    Interest expense                                              34,435             38,447
    Interest income                                               (5,788)            (9,340)
    Equity investment results                                       (279)             1,694
    Impairment/restructuring charge (credit)                        (117)            21,013
    Litigation charges                                            46,600                 --
                                                         ---------------    ---------------
        Total costs and expenses                               3,479,865          3,311,812
                                                         ---------------    ---------------

Loss before taxes                                                (22,586)           (21,934)
Taxes on loss                                                     (9,128)            (8,585)
                                                         ---------------    ---------------

Net loss                                                 $       (13,458)   $       (13,349)
                                                         ===============    ===============

Basic and diluted net loss per share                     $         (0.31)   $         (0.35)

Dividends paid per share                                 $          0.02    $          0.02

Basic and diluted weighted average shares
  outstanding                                                     43,276             38,576
                                                         ===============    ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 28 WEEKS ENDED JULY 14, 2001 AND JULY 8, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               2001              2000
                                                          --------------    --------------
Net sales                                                 $    7,618,470    $    7,621,376
Costs and expenses:
     Cost of sales                                             6,988,869         6,913,448
     Selling and administrative                                  526,377           633,681
     Interest expense                                             91,937            91,548
     Interest income                                             (15,060)          (18,845)
     Equity investment results                                        72             3,585
     Impairment/restructuring charge (credit)                    (26,976)           63,158
     Litigation charges                                           48,628                --
                                                          --------------    --------------
        Total costs and expenses                               7,613,847         7,686,575
                                                          --------------    --------------

Income (loss) before taxes                                         4,623           (65,199)
Taxes on income (loss)                                             2,615           (25,977)
                                                          --------------    --------------

Income (loss) before extraordinary charge                          2,008           (39,222)
Extraordinary charge from early retirement of
     debt (net of taxes)                                          (3,469)               --
                                                          --------------    --------------
Net loss                                                  $       (1,461)   $      (39,222)
                                                          ==============    ==============

Basic net income (loss) per share:
     Income (loss) before extraordinary charge            $         0.05    $        (1.02)
     Extraordinary charge from early retirement of
        debt (net of taxes)                                        (0.08)               --
                                                          --------------    --------------
     Net loss                                             $        (0.03)   $        (1.02)

Diluted net income (loss) per share:
     Income (loss) before extraordinary charge            $         0.05    $        (1.02)
     Extraordinary charge from early retirement of
        debt (net of taxes)                                        (0.08)               --
                                                          --------------    --------------
     Net loss                                             $        (0.03)   $        (1.02)

Dividends paid per share                                  $         0.04    $         0.04
Weighted average shares outstanding
     Basic                                                        41,512            38,541
     Diluted                                                      44,077            38,541
                                                          ==============    ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(IN THOUSANDS)

                                                         JULY 14,       DECEMBER 30,
Assets                                                    2001              2000
                                                     --------------    --------------
Current assets:
     Cash and cash equivalents                       $       14,290    $       30,380
     Receivables, net                                       582,537           509,045
     Inventories                                            997,535           831,265
     Assets held for sale                                    24,792           165,800
     Other current assets                                   110,037            86,583
                                                     --------------    --------------
         Total current assets                             1,729,191         1,623,073
Investments and notes receivable, net                       113,046           104,467
Investment in direct financing leases                        88,271           102,011

Property and equipment                                    1,390,244         1,370,430
Less accumulated depreciation
     and amortization                                      (663,266)         (653,973)
                                                     --------------    --------------
Net property and equipment                                  726,978           716,457
Deferred income taxes                                       103,291           139,852
Other assets                                                245,761           172,632
Goodwill, net                                               539,803           544,319
                                                     --------------    --------------

Total assets                                         $    3,546,341    $    3,402,811
                                                     ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $    1,015,397    $      943,279
     Current maturities of long-term debt                    36,171            38,171
     Current obligations under capital leases                20,178            21,666
     Other current liabilities                              240,753           229,272
                                                     --------------    --------------
         Total current liabilities                        1,312,499         1,232,388
Long-term debt                                            1,301,468         1,232,400
Long-term obligations under capital leases                  331,171           377,239
Other liabilities                                           115,426           133,592

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share                110,396            99,044
     Capital in excess of par value                         562,338           513,645
     Reinvested earnings (deficit)                         (145,928)         (144,468)
     Accumulated other comprehensive income -
         additional minimum pension liability               (41,029)          (41,029)
                                                     --------------    --------------
         Total shareholders' equity                         485,777           427,192

Total liabilities and shareholders' equity           $    3,546,341    $    3,402,811
                                                     ==============    ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE 28 WEEKS ENDED JULY 14, 2001, AND JULY 8, 2000

                                                                      2001             2000
                                                                  ------------    ------------
Cash flows from operating activities:                                     (IN THOUSANDS)
     Net loss                                                     $     (1,461)   $    (39,222)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Depreciation and amortization                                   87,451          92,004
        Amortization costs in interest expense                           3,490           2,618
        Credit losses                                                   12,119          12,786
        Deferred income taxes                                           35,389          21,911
        Equity investment results                                           72           3,585
        Impairment/restructuring and related charges,
          net of impairment credit (not in other lines)                  8,898         102,636
        Cash payments on impairment/restructuring
          and related charges                                          (43,652)        (80,692)
        Cost of early debt retirement                                    5,787              --
     Change in assets and liabilities:
        Receivables                                                    (69,454)         22,130
        Inventories                                                   (132,007)        121,604
        Accounts payable                                                64,039        (189,597)
        Other assets and liabilities                                   (36,774)        (17,503)
     Other adjustments, net                                              2,080             222
                                                                  ------------    ------------
Net cash provided by (used in) operating activities                    (64,023)         52,482
                                                                  ------------    ------------
Cash flows from investing activities:
     Collections on notes receivable                                    17,714          17,838
     Notes receivable funded                                           (12,277)        (12,193)
     Purchases of businesses                                           (70,162)             --
     Purchases of property and equipment                              (111,619)        (62,431)
     Proceeds from sale of property and equipment                       12,018          11,637
     Investments in customers                                               --          (1,512)
     Proceeds from sale of investment                                       97           2,693
     Proceeds from sale of businesses                                  116,905          41,230
     Other investing activities                                          5,916           9,158
                                                                  ------------    ------------
Net cash provided by (used in) investing activities                    (41,408)          6,420
                                                                  ------------    ------------
Cash flows from financing activities:
     Proceeds from long-term borrowings                                615,602          60,000
     Principal payments on long-term debt                             (549,031)       (105,849)
     Payments on cost of debt issuance and debt retirement             (21,554)             --
     Principal payments on capital lease obligations                   (10,366)        (11,698)
     Proceeds from sale of common stock                                 56,343           3,535
     Dividends paid                                                     (1,653)         (1,551)
                                                                  ------------    ------------
Net cash provided by (used in) financing activities                     89,341         (55,563)
                                                                  ------------    ------------

Net change in cash and cash equivalents                                (16,090)          3,339
Cash and cash equivalents, beginning of period                          30,380           6,683
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $     14,290    $     10,022
                                                                  ============    ============
Supplemental information:
     Cash paid for interest                                       $     72,054    $     90,792
     Cash refunded for income taxes                               $    (17,081)   $    (62,561)
                                                                  ============    ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. The accompanying consolidated condensed financial statements of Fleming Companies, Inc. have been prepared without audit. In our opinion, all adjustments necessary to present fairly our financial position at July 14, 2001, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted income (loss) per share are computed based on net income (loss) divided by weighted average shares as appropriate for each calculation.

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

Certain prior period amounts have been reclassified to conform to the current period classifications, including the reclassification of net sales and cost of goods due to the adoption of SAB No. 101 and EITF 99-19 in the fourth quarter of 2000.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2000 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $57 million at July 14, 2001 and $58 million at December 30, 2000 ($13 million of which was recorded in assets held for sale in current assets).

4. Sales and operating earnings for our distribution and retail segments are presented below.

                                                              12 WEEKS ENDED
                                                         JULY 14,         JULY 8,
          ($ IN MILLIONS)                                 2001             2000
                                                     --------------    --------------
Sales:
    Distribution                                     $        3,208    $        2,923
    Intersegment elimination                                   (263)             (394)
                                                     --------------    --------------
    Net distribution                                          2,945             2,529
    Retail                                                      512               761
                                                     --------------    --------------
Total sales                                          $        3,457    $        3,290
                                                     ==============    ==============
Operating earnings:
    Distribution                                     $          100    $           61
    Retail                                                       10                17
    Support services                                            (58)              (48)
                                                     --------------    --------------
Total operating earnings                                         52                30
Interest expense                                                (34)              (38)
Interest income                                                   6                 9
Equity investment results                                        --                (2)
Impairment/restructuring charge                                  --               (21)
Litigation charges                                              (47)               --
                                                     --------------    --------------
Loss before taxes                                    $          (23)   $          (22)
                                                     ===============   ==============

                                                              28 WEEKS ENDED
                                                         JULY 14,         JULY 8,
          ($ IN MILLIONS)                                 2001              2000
                                                     --------------    --------------
Sales:
    Distribution                                     $        6,950    $        6,765
    Intersegment elimination                                   (688)             (966)
                                                     --------------    --------------
    Net distribution                                          6,262             5,799
    Retail                                                    1,356             1,822
                                                     --------------    --------------
Total sales                                          $        7,618    $        7,621
                                                     ==============    ==============
Operating earnings:
    Distribution                                                210               145
    Retail                                                       27                29
    Support services                                           (133)             (100)
                                                     --------------    --------------
Total operating earnings                                        104                74
Interest expense                                                (92)              (91)
Interest income                                                  15                19
Equity investment results                                        --                (4)
Impairment/restructuring (charge) credit                         27               (63)
Litigation charges                                              (49)               --
                                                     --------------    --------------
Income(loss)before taxes                             $            5    $          (65)
                                                     ==============    ==============

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

Kmart Corporation, our largest customer, represented 15% and 9% of our total net sales during the second quarter of 2001 and 2000, respectively. Year to date, sales to Kmart represented 12% and 10% of our total net sales for 2001 and 2000, respectively.

5. Our comprehensive loss for the 12 and 28 weeks ended July 14, 2001, totaled $13.5 million and $1.5 million, respectively, and our comprehensive loss for the 12 and 28 weeks ended July 8, 2000, totaled $13.3 million and $39.2 million, respectively. The comprehensive loss for these periods was comprised only of the reported net loss.

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

During 1998 the complaint in the noteholder case was dismissed, and during 1999 the complaint in the consolidated stockholder case was also dismissed, each without prejudice. The court gave the plaintiffs the opportunity to restate their claims in each case, and they did so in amended complaints. We again filed motions to dismiss all claims in both cases. On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000. Briefing was completed in the United States Court of Appeals for the Tenth Circuit, and oral argument was conducted on May 15, 2001. The Tenth Circuit has not yet issued an opinion.

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

On April 30, 2001, a Memorandum of Understanding was signed which provides, among other things, for the parties in the noteholder case to proceed to agree on a Settlement Agreement which will include a payment by defendants and our insurer of $2.5 million in full satisfaction of the claim. That Settlement Agreement was executed and filed on May 25, 2001. Preliminary approval by the court was entered May 30, 2001. The parties will seek final approval of the settlement following notice and hearing. Notice of the proposed settlement has been published and mailed to class members, with the final hearing to approve the settlement scheduled for September 5, 2001.

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

Don's United Super (and related cases). We and two of our retired executives were named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several of our current and former customers (Don's United Super, et al. v. Fleming, et al.). The 19 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations, and they are seeking actual, punitive and treble damages, as well as a declaration that certain contracts are voidable at the option of the plaintiffs.

During 1999, plaintiffs produced reports of their expert witnesses calculating alleged actual damages of approximately $112 million. During 2000, plaintiffs revised these damage calculations, and although it is not clear what their precise damage claim will ultimately be, it appears that plaintiffs will claim damages (together with interest on those damages) of about $120 million, exclusive of any punitive or treble damages.

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

In July 1999, the court ordered two of the plaintiffs in the Coddington case to arbitration, and otherwise denied arbitration as to the remaining plaintiffs. We appealed the court's denial of arbitration to the United States Court of Appeals for the Eighth Circuit. In June 2001, the Eighth Circuit ruled that all of the claims made by each plaintiff in Coddington which has an arbitration agreement with us are subject to arbitration. The plaintiffs filed a motion for rehearing by the Eighth Circuit which was denied on July 20, 2001.

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

On August 16, 2001, we announced that an agreement in principle had been reached to settle all claims related to the Don's United Super, Coddington Enterprises, Inc., J&A Foods, Inc., R&D Foods, Inc., and Robandee United Super, Inc., cases. The settlement, which is contingent on the preparation and execution of a definitive agreement, includes a full release of us from liability to the plaintiffs in these cases; payments by us to the plaintiffs over a 16 month period; the transfer of a minority interest in several price-impact stores in Arizona to us; and lease concessions by us to certain plaintiffs. As a result of this agreement in principle, we recorded a $21 million after-tax charge in the second quarter to reflect the total estimated cost of the settlement and other related expenses.

We expect to execute this definitive agreement in the next few weeks. If a definitive agreement is not reached, we intend to vigorously defend against the claims in these related cases, but we cannot predict the outcome. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Storehouse Markets. In 1998, we and one of our former executives were named in a suit filed in the United States District Court for the District of Utah by several of our current and former customers (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations, and they are seeking actual, punitive and treble damages. Damages have not been quantified by the plaintiffs; however, we anticipate that substantial damages will be claimed.

The plaintiffs have made these claims on behalf of a class that would purportedly include approximately 250 current and former customers of our Salt Lake City division covering a four-state region. On June 12, 2000, the court entered an order certifying the case as a class action. On July 11, 2000, the United States Court of Appeals for the Tenth Circuit granted our request for a discretionary appeal of the class certification order, and we are pursuing that appeal on an expedited basis.

On August 8, 2000, the Judicial Panel on Multidistrict Litigation granted our motion and ordered the Storehouse Markets case and the related Missouri cases (described above) transferred to the United States District Court for the Western District of Missouri for coordinated or consolidated pre-trial proceedings.

On March 2, 2001, the court ordered the parties in the related Missouri cases, the Storehouse Markets case and the Welsh case to mediate their claims within 45 days of the order. On April 9 -- 11, 2001, the parties to the Storehouse Markets case participated in a mediation process held in Kansas City, Missouri pursuant to the court's order.

In June 2001, counsel for the parties in the Storehouse Markets case informed the court that they had reached an agreement in principle to settle all claims for a total payment of $16 million. The settlement is subject to a number of conditions, including final court approval. On July 9, 2001, the parties executed a definitive agreement and the court preliminarily approved the settlement subject to final court approval at a hearing scheduled for September 10, 2001.

The U.S. Court of Appeals for the Tenth Circuit has abated defendants' appeal of the trial court order certifying the Storehouse plaintiff class until the final approval or disapproval of the proposed settlement.

If the settlement is not approved by the district court, or if the Storehouse Markets case otherwise goes forward, we intend to vigorously defend against these claims, but we cannot predict the outcome of the case. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

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

7. Long-term debt consists of the following:

                                                           JULY 14,     DECEMBER 30,
                                                             2001           2000
                                                         -----------    -----------
                                                               (IN THOUSANDS)
10 1/8 % senior notes due 2008                           $   355,000    $        --
10 5/8 % senior notes due 2001                                    --        300,000
10 1/2 % senior subordinated notes due 2004                  250,000        250,000
10 5/8% senior subordinated notes due 2007                   250,496        250,000
5 1/4 % convertible senior subordinated notes due 2009       150,000             --
Revolving credit, average interest rates of 6.2%
   for 2001 and 7.7% for 2000, due 2003                      200,000        300,000
Term loans, due 2001 to 2004, average interest
   rate of 7.6% for 2001 and 8.0% for 2000                   137,151        154,421
Other debt (including discounts)                              (5,008)        16,150
                                                         -----------    -----------
                                                           1,337,639      1,270,571
Less current maturities                                      (36,171)       (38,171)
                                                         -----------    -----------

Long-term debt                                           $ 1,301,468    $ 1,232,400
                                                         ===========    ===========

Five-year maturities: Aggregate maturities of long-term debt for the next five years are approximately as follows: in 2001, $9 million; in 2002, $40 million; in 2003, $240 million; in 2004, $299 million; and in 2005, $0.

The 10 5/8% $300 million senior notes due 2001 were issued in 1994. During the first quarter of 2001, we redeemed these notes with the proceeds from the issuance of $355 million of senior notes, as described below. In connection with this redemption, we recognized a $3.5 million after-tax extraordinary charge from early retirement of debt during the first quarter of 2001.

On March 15, 2001, we issued $355 million of 10 1/8% senior notes that mature on March 15, 2008. Most of the net proceeds were used to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. The balance of the net proceeds was used to pay down outstanding revolver loans. The new senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to our senior subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility. The 10 1/8% senior notes are guaranteed by substantially all of our subsidiaries (see -Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes below).

On March 15, 2001, we issued $150 million of 5 1/4% convertible senior subordinated notes that mature on March 15, 2009 and have a conversion price of $30.27 per share. The net proceeds were used to pay down outstanding revolver loans. The convertible notes are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and rank senior to or of equal rank with all of our existing and future subordinated indebtedness.

During July 2001, we entered into two interest rate swap agreements. The swaps are tied to our 10 5/8% senior subordinated notes due 2007, and have a combined notional amount of $150 million. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 10 5/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate resets quarterly beginning July 31, 2001. We have documented and designated these swaps to qualify as fair value hedges.

We adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended, on December 31, 2000. In accordance with SFAS 133, on the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow, foreign currency, or net investment in foreign operations). If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions.

For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to interest income and provide offset of one another. For the periods ended July 14, 2001, we recorded no ineffectiveness relating to fair value.

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

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

                                                                 JULY 14, 2001
                                  -----------------------------------------------------------------------
                                      PARENT                       NON-
                                     COMPANY      GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                   -----------   -----------    -----------    ------------   -----------
                                                                 (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents       $    15,394   $    (1,934)   $       830    $        --    $    14,290
   Receivables, net                    483,356        97,770          1,411             --        582,537
   Inventories                         819,975       182,939          3,905             --      1,006,819
   Other current assets                119,472         6,029             44             --        125,545
                                   -----------   -----------    -----------    -----------    -----------
      Total current assets           1,438,197       284,804          6,190             --      1,729,191
Investment in subsidiaries              93,241         5,356             --        (98,597)            --
Intercompany receivables               336,032            --             --       (336,032)            --
Property and equipment, net            479,114       236,105         11,759             --        726,978
Goodwill,net                           403,533       132,647          3,623             --        539,803
Other assets                           490,137        47,473         12,759             --        550,369
                                   -----------   -----------    -----------    -----------    -----------
                                   $ 3,240,254   $   706,385    $    34,331    $  (434,629)   $ 3,546,341
                                   ===========   ===========    ===========    ===========    ===========

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                $   896,820   $   116,633    $     1,944    $        --    $ 1,015,397
   Intercompany payables                    --       299,298         36,734       (336,032)            --
   Other current liabilities           268,452        26,795          1,855             --        297,102
                                   -----------   -----------    -----------    -----------    -----------
      Total current liabilities      1,165,272       442,726         40,533       (336,032)     1,312,499
Obligations under capital leases       196,482       134,689             --        331,171
Long-term debt and other
   liabilities                       1,392,723        24,126             45             --      1,416,894
Equity (deficit)                       485,777       104,844         (6,247)       (98,597)       485,777
                                   -----------   -----------    -----------    -----------    -----------
                                   $ 3,240,254   $   706,385    $    34,331    $  (434,629)   $ 3,546,341
                                   ===========   ===========    ===========    ===========    ===========

                                                                 DECEMBER 30, 2000
                                  -----------------------------------------------------------------------
                                      PARENT                       NON-
                                     COMPANY      GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                   -----------   -----------    -----------    ------------   -----------
                                                                 (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents       $    22,487   $     6,753   $     1,140    $        --    $    30,380
   Receivables, net                    406,203       101,884           958             --        509,045
   Inventories                         635,227       192,499         3,539             --        831,265
   Other current assets                247,400         4,943            40             --        252,383
                                   -----------   -----------   -----------    -----------    -----------
      Total current assets           1,311,317       306,079         5,677             --      1,623,073
Investment in subsidiaries              65,475         5,356            --        (70,831)            --
Intercompany receivables               372,356            --            --       (372,356)            --
Property and equipment, net            424,321       285,117         7,019             --        716,457
Goodwill,net                           411,094       129,440         3,785             --        544,319
Other assets                           463,008        42,918        13,036             --        518,962
                                   -----------   -----------   -----------    -----------    -----------
                                   $ 3,047,571   $   768,910   $    29,517    $  (443,187)   $ 3,402,811
                                   ===========   ===========   ===========    ===========    ===========

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                $   821,407   $   120,145   $     1,727    $        --    $   943,279
   Intercompany payables                    --       339,688        32,668       (372,356)            --
   Other current liabilities           244,524        43,275         1,310             --        289,109
                                   -----------   -----------   -----------    -----------    -----------
      Total current liabilities      1,065,931       503,108        35,705       (372,356)     1,232,388
Obligations under capital leases       214,611       162,628            --             --        377,239
Long-term debt and other
   liabilities                       1,339,837        26,096            59             --      1,365,992
Equity (deficit)                       427,192        77,078        (6,247)       (70,831)       427,192
                                   -----------   -----------   -----------    -----------    -----------
                                   $ 3,047,571   $   768,910   $    29,517    $  (443,187)   $ 3,402,811
                                   ===========   ===========   ===========    ===========    ===========

CONDENSED CONSOLIDATED OPERATING STATEMENT INFORMATION

                                                                    12 WEEKS ENDED JULY 14, 2001
                                               ------------------------------------------------------------------------
                                                 PARENT                          NON-
                                                 COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                               -----------    -----------    -----------    ------------   ------------
                                                                           (IN THOUSANDS)
Net sales                                      $ 2,842,544    $   827,623    $    15,872    $  (228,760)   $ 3,457,279
Costs and expenses:
    Cost of sales                                2,695,547        715,375         11,760       (228,760)     3,193,922
    Selling and administrative                     107,553         98,803          4,736             --        211,092
    Other                                           70,443          5,279           (754)            --         74,968
    Impairment/restructuring charge (credit)         2,569         (2,686)            --             --           (117)
    Equity results from subsidiaries               (12,010)            --             --         12,010             --
                                               -----------    -----------    -----------    -----------    -----------
       Total costs and expenses                  2,864,102        816,771         15,742       (216,750)     3,479,865
                                               -----------    -----------    -----------    -----------    -----------

Income (loss) before taxes                         (21,558)        10,852            130        (12,010)       (22,586)

Taxes on income (loss)                              (8,100)        (1,108)            80             --         (9,128)
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary charge      $   (13,458)   $    11,960    $        50    $   (12,010)   $   (13,458)
                                               ===========    ===========    ===========    ===========    ===========

                                                                       12 WEEKS ENDED JULY 8, 2000
                                               -----------------------------------------------------------------------
                                                 PARENT                        NON-
                                                 COMPANY      GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                               -----------    -----------   -----------    ------------   ------------
                                                                           (IN THOUSANDS)
Net sales                                      $ 2,722,357    $   867,357   $    16,597    $  (316,433)   $ 3,289,878
Costs and expenses:
    Cost of sales                                2,580,547        721,863        12,647       (316,433)     2,998,624
    Selling and administrative                     124,520        132,204         4,650             --        261,374
    Other                                           30,853            165          (217)            --         30,801
    Impairment/restructuring charge                 20,873             79            61             --         21,013
    Equity results from subsidiaries                (7,406)            --            --          7,406             --

                                               -----------    -----------   -----------    -----------    -----------
       Total costs and expenses                  2,749,387        854,311        17,141       (309,027)     3,311,812
                                               -----------    -----------   -----------    -----------    -----------

Income (loss) before taxes                         (27,030)        13,046          (544)        (7,406)       (21,934)

Taxes on income (loss)                             (13,681)         5,324          (228)            --         (8,585)

                                               -----------    -----------   -----------    -----------    -----------
Income (loss) before extraordinary charge      $   (13,349)   $     7,722   $      (316)   $    (7,406)   $   (13,349)
                                               ===========    ===========   ===========    ===========    ===========

                                                                       28 WEEKS ENDED JULY 14, 2001
                                              -------------------------------------------------------------------------
                                                PARENT                          NON-
                                                COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                              -----------     -----------    -----------    ------------   ------------
                                                                           (IN THOUSANDS)
Net sales                                      $ 6,307,710    $ 1,862,678    $    38,082    $  (590,000)   $ 7,618,470
Costs and expenses:
    Cost of sales                                5,975,812      1,574,424         28,633       (590,000)     6,988,869
    Selling and administrative                     255,848        260,710          9,819             --        526,377
    Other                                           88,928         33,884          2,765             --        125,577
    Impairment/restructuring charge (credit)         8,824        (35,800)            --             --        (26,976)
    Equity results from subsidiaries               (15,608)            --             --         15,608             --

                                               -----------    -----------    -----------    -----------    -----------
       Total costs and expenses                  6,313,804      1,833,218         41,217       (574,392)     7,613,847
                                               -----------    -----------    -----------    -----------    -----------

Income (loss) before taxes                          (6,094)        29,460         (3,135)       (15,608)         4,623

Taxes on income (loss)                              (8,102)        12,009         (1,292)            --          2,615

                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary charge      $     2,008    $    17,451    $    (1,843)   $   (15,608)   $     2,008
                                               ===========    ===========    ===========    ===========    ===========

                                                                       28 WEEKS ENDED JULY 8, 2000
                                              -------------------------------------------------------------------------
                                                PARENT                          NON-
                                                COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                              -----------     -----------    -----------    ------------   ------------
                                                                           (IN THOUSANDS)
Net sales                                      $ 6,292,355    $ 2,043,061    $    39,312    $  (753,352)   $ 7,621,376
Costs and expenses:
    Cost of sales                                5,941,455      1,695,485         29,860       (753,352)     6,913,448
    Selling and administrative                     310,288        313,852          9,541             --        633,681
    Other                                           33,817         40,016          2,455             --         76,288
    Impairment/restructuring charge                 62,310            787             61             --         63,158
    Equity results from subsidiaries                 5,506             --             --         (5,506)            --

                                               -----------    -----------    -----------    -----------    -----------
       Total costs and expenses                  6,353,376      2,050,140         41,917       (758,858)     7,686,575
                                               -----------    -----------    -----------    -----------    -----------

Loss before taxes                                  (61,021)        (7,079)        (2,605)         5,506        (65,199)

Taxes on loss                                      (21,799)        (3,085)        (1,093)            --        (25,977)

                                               -----------    -----------    -----------    -----------    -----------
Net loss before extraordinary charge           $   (39,222)   $    (3,994)   $    (1,512)   $     5,506    $   (39,222)
                                               ===========    ===========    ===========    ===========    ===========

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                    28 WEEKS ENDED JULY 14, 2001
                                                --------------------------------------------------------------
                                                  PARENT                     NON-
                                                 COMPANY     GUARANTORS   GUARANTORS ELIMINATIONS CONSOLIDATED
                                                ----------   ----------   ---------- ------------ ------------
                                                                           (IN THOUSANDS)
Net cash provided by (used in)
    operating activities                         $ (42,546)   $ (21,739)   $     262    $     --   $ (64,023)
                                                 ---------    ---------    ---------    --------   ---------

Cash flows from investing activities:
Purchases of property and equipment                (91,262)     (13,796)      (6,561)         --    (111,619)
Other                                               50,583       19,548           80          --      70,211
                                                 ---------    ---------    ---------    --------   ---------

Net cash provided by (used in) investing
    activities                                     (40,679)       5,752       (6,481)         --     (41,408)
                                                 ---------    ---------    ---------    --------   ---------

Cash flows from financing activities:
Repayments on capital lease obligations             (7,044)      (3,322)          --          --     (10,366)
Advance to (from) parent                           (16,531)      10,622        5,909          --          --
Other                                               99,707           --           --          --      99,707
                                                 ---------    ---------    ---------    --------   ---------

Net cash provided by financing activities:          76,132        7,300        5,909          --      89,341
                                                 ---------    ---------    ---------    --------   ---------

Net decrease in cash and cash equivalents           (7,093)      (8,687)        (310)         --     (16,090)

Cash and cash equivalents at beginning of year      22,487        6,753        1,140          --      30,380

                                                 ---------    ---------    ---------    --------   ---------
Cash and cash equivalents at end of year         $  15,394    $  (1,934)   $     830    $     --   $  14,290
                                                 =========    =========    =========    ========   =========

                                                                    28 WEEKS ENDED JULY 8, 2000
                                                -------------------------------------------------------------
                                                  PARENT                  NON-
                                                 COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS  CONSOLIDATED
                                                ----------  ----------  ---------- ------------  ------------
                                                                           (IN THOUSANDS)
Net cash provided by (used in)
    operating activities                         $   (274)   $ 57,746    $ (4,990)   $     --      $ 52,482
                                                 --------    --------    --------    --------      --------

Cash flows from investing activities:
Purchases of property and equipment               (19,834)    (40,528)     (2,069)         --       (62,431)
Other                                              68,725         126          --          --        68,851
                                                 --------    --------    --------    --------      --------

Net cash provided by (used in) investing
    activities                                     48,891     (40,402)     (2,069)         --         6,420
                                                 --------    --------    --------    --------      --------

Cash flows from financing activities:
Repayments on capital lease obligations            (8,886)     (2,812)         --          --       (11,698)
Advance to (from) parent                           48,902     (66,722)     17,820          --            --
Other                                             (43,865)         --          --          --       (43,865)
                                                 --------    --------    --------    --------      --------

Net cash provided by (used in) financing
    activities:                                    (3,849)    (69,534)     17,820          --       (55,563)
                                                 --------    --------    --------    --------      --------

Net increase (decrease) in cash and cash
    equivalents                                    44,768     (52,190)     10,761          --         3,339

Cash and cash equivalents at beginning of year    (54,803)     61,307         179          --         6,683

                                                 --------    --------    --------    --------      --------
Cash and cash equivalents at end of year         $(10,035)   $  9,117    $ 10,940    $     --      $ 10,022
                                                 ========    ========    ========    ========      ========

8. In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan were to consolidate distribution operations, grow distribution sales, improve retail performance, and reduce overhead and operating expenses, in part by centralizing the procurement and other functions in the Dallas, Texas area. Additionally, in 2000, we decided to reposition certain retail operations into our price-impact format and sell or close the remaining conventional retail chains. During the first and second quarters of 2001, we sold or closed our remaining conventional retail stores.

The plan, as expected, took two years to implement and is now substantially complete. Total charges of approximately $20 million are estimated in 2001. The remaining charges represent severance related expenses, and other exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

We recorded a pre-tax charge of $14 million ($8 million after-tax) in the second quarter of 2001 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: $3 million of income was included in net sales relating primarily to gains on the sale of conventional retail stores; $12 million of charges was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $5 million of charges was included in selling and administrative expense as disposition related costs recognized on a periodic basis; and less than $1 million of income included in the impairment/restructuring line related to net impairment recovery and restructuring charges as described below. The second quarter charge consisted of the following components:

o Net impairment recovery of $5 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $2 million and long-lived asset impairment of $5 million. Also included was impairment of $2 million related to other long-lived assets.

o Restructuring charges of $5 million. The restructuring charges consisted primarily of severance related expenses for the sold or closed operating units, adjustments to pension withdrawal liabilities, and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $14 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, disposition related costs recognized on a periodic basis and other costs, offset partially by gains on sales of conventional retail stores.

The second quarter of 2001 charge relates to our business segments as follows:
$9 million relates to the distribution segment and $4 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for the first two quarters of 2001 totaled $12 million ($7 million after-tax), and was included on several lines of the Consolidated Condensed Statements of Operations: $1 million of income was included in net sales relating primarily to gains on the sale of conventional retail stores; $29 million charge included in cost of sales, primarily related to inventory markdowns for clearance for closed operations; and $11 million included in selling and administrative as disposition related costs recognized on a periodic basis. These charges were offset by $27 million of income included in the impairment/restructuring line related primarily to the recovery of previously recorded asset impairment resulting from the sale of some retail stores. The charge for the first two quarters consisted of the following components:

o Net impairment recovery of $40 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $15 million and long-lived asset impairment of $28 million. Also included was impairment of $3 million related to other long-lived assets.

o Restructuring charges of $13 million. The restructuring charges consisted primarily of severance related expenses for the sold or closed operating units, adjustments to pension withdrawal liabilities, and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $39 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, disposition related costs recognized on a periodic basis and other costs, offset partially by gains on sales of conventional retail stores.

The charge for the first two quarters of 2001 relates to the company's segments as follows: a $16 million charge relates to the distribution segment and income of $9 million relates to the retail segment. The balance relates to support services expenses.

The charges related to workforce reductions are as follows:

                           AMOUNT
                           ($ IN
                          THOUSANDS)   HEADCOUNT
                          ---------    ---------
1998 Ending Liability      $ 21,983       1,260

1999 Activity:
   Charge                    12,029       1,350
   Terminations             (24,410)     (1,950)
                           --------    --------
   Ending Liability           9,602         660

2000 Activity:
   Charge                    53,906       5,610
   Terminations             (26,180)     (1,860)
                           --------    --------
   Ending Liability          37,328       4,410

2001 Quarter 1 Activity:
   Charge                     6,760         180
   Terminations             (10,186)     (3,350)
                           --------    --------
   Ending Liability          33,902       1,240

2001 Quarter 2 Activity:
   Charge                     4,853          40
   Terminations             (13,350)     (1,260)
                           --------    --------
   Ending Liability        $ 25,405          20
                           ========    ========

The ending liability of approximately $25 million is primarily comprised of union pension withdrawal liabilities, but also includes accruals for payments over time to associates already severed as well as accruals for associates still to be severed. The breakdown of the 220 headcount reduction recorded for the first two quarters of 2001 is: 185 from the distribution segment; 25 from the retail segment; and 10 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

                           AMOUNT
                       (IN THOUSANDS)
                       -------------

1998 Ending liability     $ 27,716

1999 Activity:
    Charge                  15,074
    Utilized               (10,281)
                          --------
    Ending Liability        32,509

2000 Activity
    Charge                  37,149
    Utilized               (48,880)
                          --------
    Ending Liability        20,778

2001 Quarter 1 Activity
    Charge                     500
    Utilized                (5,263)
                          --------
    Ending Liability        16,015

2001 Quarter 2 Activity
    Charge                      --
    Utilized                (9,090)
                          --------
    Ending Liability      $  6,925
                          ========

Assets held for sale included in current assets at the end of the second quarter of 2001 were approximately $25 million, consisting of $16 million of distribution operating units and $9 million of retail stores.

We recorded a $46 million pre-tax charge in the second quarter of 2000 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: $1 million was included in net sales related to rent income impairment due to division closings; $22 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $2 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $21 million was included in the impairment/restructuring line. The second quarter charge consisted of the following components:

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

We recorded a pre-tax charge of $110 million in the first two quarters of 2000 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: $2 million was included in net sales related primarily to rent income impairment due to division closings; $35 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $10 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $63 million was included in the impairment/restructuring line. The charge for the first two quarters consisted of the following components:

o Impairment of assets of $3 million. The impairment related to other long-lived assets.

o Restructuring charges of $61 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the closings of the York and Philadelphia distribution facilities which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. Additionally, the charge consisted of severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of July 14, 2001, and the related condensed consolidated statements of operations for the 12 and 28 weeks ended July 14, 2001 and July 8, 2000 and condensed consolidated statements of cash flows for the 28 weeks ended July 14, 2001 and July 8, 2000. These financial statements are the responsibility of the company's management.

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

Dallas, Texas
August 20, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We have substantially completed our strategic plan. Total charges of approximately $20 million are estimated in 2001. The remaining charges represent severance related expenses, inventory markdowns for clearance for closed operations, and other exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

The second quarter of 2001 included a pre-tax charge related to the strategic plan of $14 million ($8 million after-tax or $.17 per share). The charge included non-cash impairment adjustments of asset values, inventory markdowns for clearance for closed operations, and cash restructuring costs for severance related and other expenses. We also recorded in the second quarter of 2001 litigation settlement charges of $47 million ($28 million after-tax or $.65 per share). The full impact of the strategic plan charges and litigation charges was approximately $60 million ($36 million after-tax or $.83 per share) which includes a $.01 per share impact due to the increase in diluted weighted average shares from the first quarter to the second quarter.

The second quarter of 2000 included a pre-tax charge of $46 million ($27 million after-tax or $.70 per share which includes a $.01 per share impact due to converting from basic to diluted weighted average shares). The charge included severance related expenses due to consolidation of certain administrative departments, operating lease liabilities, inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, and impairment of asset values.

The first two quarters of 2001 included a pre-tax charge of $12 million ($7 million after-tax or $.17 per share). The charge included non-cash impairment adjustments of asset values, inventory markdowns for clearance for closed operations, and cash restructuring costs for severance related and other expenses. We also recorded approximately $49 million in litigation settlement charges ($30 million after-tax or $.66 per share) and net additional interest expense of approximately $2 million due to the early retirement of debt ($1 million after-tax or $.02 per share). The full impact of the strategic plan charges, litigation charges and additional interest expense was $63 million ($38 million after-tax or $.85 per share). An extraordinary charge from the early retirement of debt of $6 million ($3 million after-tax or $.07 per share) was also recorded.

The first two quarters of 2000 included a pre-tax charge of $110 million ($65 million after-tax or $1.67 per share). The charge included severance related expenses due to consolidation of certain administrative departments, operating lease liabilities, inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, and impairment of asset values.

We recorded a net loss for the second quarter of 2001 of $13 million and a net loss for the first two quarters, after an extraordinary charge of $3 million related to the early retirement of debt, of $1 million. Adjusted EBITDA for the second quarter of 2001 was $107 million and $243 million for the first two quarters of 2001. That represents a 4% increase in the second quarter and a 5% increase in the first two quarters of 2001 compared to the same time periods in 2000. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results,

LIFO adjustments and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe adjusted EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies. The following table sets forth the calculation of adjusted
EBITDA:

                                   12 WEEKS ENDED    28 WEEKS ENDED
                                   JULY 14, JULY 8, JULY 14,  JULY 8,
                                    2001     2000     2001     2000
                                   -------  ------  -------   -------
Net income (loss) before
    extraordinary charge            $ (13)   $ (13)   $   2    $ (39)
Add back:
    Taxes on income (loss)             (9)      (9)       3      (26)
    Depreciation/amortization          37       38       87       92
    Interest expense                   34       38       92       92
    Equity investment results          --        2       --        3
    LIFO adjustments                   (2)       2       (1)       5
                                    -----    -----    -----    -----
       EBITDA                          47       58      183      127
Add back non-cash strategic
    plan and one-time items *           6        5      (12)      12
                                    -----    -----    -----    -----
       EBITDA excluding non-cash
          strategic plan charges       53       63      171      139
Add back strategic plan and
    one-time items requiring cash      54       40       72       92
                                    -----    -----    -----    -----
       Adjusted EBITDA              $ 107    $ 103    $ 243    $ 231
                                    =====    =====    =====    =====

    * Excludes amounts already added back for depreciation/amortization for 2000 of $2 million and $6 million for the 12 and 28 weeks, respectively; interest expense of $3 million for the 28 weeks of 2001; and immaterial amounts for equity investment results.

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

RESULTS OF OPERATIONS

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                         JULY 14,   JULY 8,
FOR THE 12 WEEKS ENDED                     2001      2000
                                         --------  -------
Net sales                                 100.00%  100.00%

Gross margin                                7.62     8.85
Less:
Selling and administrative                  6.11     7.94
Interest expense                            0.99     1.17
Interest income                             (0.17)   (0.28)
Equity investment results                   (0.01)   0.05
Impairment/restructuring charge               --     0.64
Litigation charges                          1.35       --
                                            ----     ----

Total expenses                              8.27     9.52
                                            ----     ----

Income (loss) before taxes                  (0.65)   (0.67)
Taxes on income (loss)                      (0.26)   (0.26)
                                            ----     ----

Income (loss) before extraordinary charge   (0.39)%  (0.41)%
                                            =====    =====

                                           JULY 14, JULY 8,
FOR THE 28 WEEKS ENDED                       2001    2000
                                           -------- -------
Net sales                                   100.00  %100.00 %

Gross margin                                 8.26     9.29
Less:
Selling and administrative                   6.90     8.31
Interest expense                             1.21     1.20
Interest income                             (0.20)   (0.25)
Equity investment results                      --     0.05
Impairment/restructuring charge             (0.35)    0.83
Litigation charges                           0.64       --
                                            -----    -----

Total expenses                               8.20    10.14
                                            -----    -----
Income (loss) before taxes                   0.06    (0.85)
Taxes on income (loss)                       0.03    (0.34)
                                            -----    -----

Income (loss) before extraordinary charge   0.03 %   (0.51)%
                                            =====    =====

NET SALES.

Net sales for the second quarter (12 weeks) of 2001 increased by $167 million, or 5.1%, to $3.5 billion from the same period in 2000. Year to date, net sales decreased by approximately $3 million, or less than 0.1%, to $7.6 billion from the same period in 2000.

Net sales for the distribution segment increased by 16.5% for the second quarter of 2001 to $2.9 billion compared to $2.5 billion in 2000. Year to date, net sales increased by 8.0% to $6.3 billion compared to $5.8 billion in 2000. Approximately one-half of the 16.5% sales growth in the second quarter was attributable to the implementation of new business resulting from the recently-announced Kmart alliance. The remainder of the sales growth was attributable to growth in distribution sales from a wide variety of conventional and new-channel customers. New-channel customers, including convenience stores, supercenters, limited assortments stores, drug stores, and self-distributing chains, are an important part of the our strategic growth plan and collectively represent approximately one-half of our distribution customer base.

Kmart Corporation, our largest customer, accounted for 15% and 9% of our total net sales in the second quarter of 2001 and 2000, respectively. Sales to Kmart accounted for 12% and 10% of our total net sales for the year-to-date period ended July 14, 2001, and July 8, 2000, respectively. We expect annual sales to Kmart for 2001 to be approximately $2.6 billion, with an increase to approximately $4.5 billion in 2002.

Retail segment sales for the second quarter of 2001 decreased $249 million, or 32.7%, to $512 million from the same period in 2000. Year to date, retail segment sales decreased $466 million, or 25.6%, in 2001 to $1.4 billion from the same period in 2000. The decrease in sales was due to the continued disposition of conventional retail stores in order to increase focus on our price-impact retail stores. During the first and second quarters of 2001, we sold or closed our remaining 96 conventional retail stores and opened 6 Yes!Less stores and 8 Food4Less stores. Comparable store sales for the continuing operations were up
1.3 percent for the quarter.

GROSS MARGIN.
Gross margin for the second quarter of 2001 decreased by $28 million, or 9.6%, to $263 million from $291 million for the same period in 2000, and also decreased as a percentage of net sales to 7.62% from 8.85% for the same period in 2000. Year to date, gross margin decreased by $78 million, or 11.1%, to $630 million from $708 million for the same period in 2000, and also decreased as a percentage of net sales to 8.26% from 9.29% for the same period in 2000. After excluding the strategic plan charges, gross margin for the second quarter of 2001 decreased by $42 million, or 13.4%, compared to the same period in 2000, and decreased as a percentage of net sales to 7.88% from 9.55% for the same period in 2000. Year to date, gross margin, after excluding the strategic plan charges, decreased by $87 million, or 11.7%, compared to the same period in 2000, and decreased as a percentage of net sales to 8.64% from 9.77% for the same period in 2000. The decrease in percentage of net sales was due to a change in mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, after excluding strategic plan charges, gross margin as a percentage of gross distribution sales improved by 34 basis points for both the second quarter and year-to-date periods of 2001 compared to the same periods in 2000, reflecting the benefits of centralizing procurement and increasing warehouse productivity. For the retail segment, after excluding strategic plan charges, gross margin as a percentage of net retail sales decreased for the second quarter of 2001 by 104 basis points and increased for the year-to-date period of 2001 by 7 basis points, compared to the same periods in 2000. The decreasing margin for the second quarter reflects our transition out of conventional retail and into price-impact retail which has lower shelf prices and gross margins. The increase in margin year to date reflects improvement due to the divesting or closing of underperforming stores and the centralization of procurement, offset partially by the transition out of conventional retail and into price-impact retail which is described above.

For the distribution segment, the strategic plan charges decreased in 2001 for both the second quarter and year-to-date periods compared to the same periods in 2000 primarily due to reduced recruiting and training expenses from 2000 to 2001, and additional depreciation and amortization of assets to be disposed of but not yet held for sale in 2000. Strategic plan charges for the retail segment increased in 2001 for both the second quarter and year-to-date periods compared to 2000 primarily due to inventory markdowns for clearance for closed operations.

SELLING AND ADMINISTRATIVE EXPENSES.
Selling and administrative expenses for the second quarter of 2001 decreased by approximately $50 million, or 19.2%, to $211 million from $261 million for the same period in 2000 and decreased as a percentage of net sales to 6.11% for 2001 from 7.94% in 2000. Year to date, selling and administrative expenses decreased by approximately $108 million, or 16.9%, to $526 million in 2001 from $634 million for the same period in 2000 and decreased as a percentage of net sales to 6.90% for 2001 from 8.31% in 2000. After excluding the strategic plan charges, selling and administrative expenses for the second quarter of 2001 decreased by $53 million, or 20.6%, compared to the same period in 2000, and decreased as a percentage of net sales to 5.97% from 7.88% for the same period in 2000. Year to date, selling and administrative expenses, after excluding the strategic plan charges, decreased in 2001 by $109 million, or 17.4%, compared to the same period in 2000, and decreased as a percentage of net sales to 6.77% from 8.19% for the same period in 2000. The sales of the distribution segment represent a larger portion of total company sales than the retail segment, and the distribution segment has lower operating expenses as a percentage of sales than the retail segment.

For the distribution segment, after excluding strategic plan charges, selling and administrative expenses as a percentage of net sales improved for both the second quarter and year-to-date periods of 2001 compared to the same periods in 2000 due to leveraging the effect of sales growth and low cost pursuit initiatives. For the retail segment, after excluding strategic plan charges, selling and administrative expenses as a percentage of retail sales also improved for both the second quarter and year-to-date periods of 2001 compared to the same periods in 2000, due to our shift in focus from conventional retail to price-impact retail, a format that has lower operating expense levels than conventional retail. The strategic plan charges were higher in the second quarter and year to date for 2001 compared to the same periods in 2000 due to costs associated with closing conventional retail stores.

Support services expense increased in the quarter and year-to-date periods of 2001 compared to the same periods of 2000 primarily due to centralizing certain procurement and administrative functions from the distribution and retail segments. Strategic plan charges were lower in 2001 due to reduced severance related expenses, moving costs, and professional fees in connection with carrying out our strategic plan.

OPERATING EARNINGS.
Operating earnings for the distribution segment increased significantly for the second quarter of 2001 to $100 million from $61 million for the same period of 2000. Year to date, operating earnings also increased from the same period in 2000, to $210 million in 2001 from $145 million in 2000. After excluding the strategic plan charges, operating earnings for the second quarter of 2001 increased by $27 million, or 36.6%, to $102 million from $75 million for the same period of 2000. Year to date, operating earnings, after excluding the strategic plan charges, increased by $48 million, or 28.4%, to $217 million in 2001 from $169 million for the same period of 2000.

Operating earnings for the retail segment decreased by $7 million to $10 million for the second quarter of 2001 from $17 million for the same period of 2000. Year to date, operating earnings decreased $2 million to $27 million in 2001 from $29 million in 2000. After excluding the strategic plan charges, operating earnings increased by less than $1 million to $22 million in the second quarter of 2001 from $21 million for the same period of 2000 and increased by $17 million year to date to $56 million in 2001 from $39 million in 2000.

Support services expenses increased in the second quarter of 2001 compared to the same period of 2000 by $10 million to $58 million from $48 million. Year to date, support services expenses increased by $33 million to $133 million in 2001 from $100 million in 2000. After excluding the strategic plan charges and one-time items, support services expenses increased by $17 million to $58 million in the second quarter of 2001 from $41 million for the same period of 2000 and increased by approximately $43 million year to date to $130 million in 2001 from $87 million in 2000.

Operating earnings improvement is described in detail by segment in Net sales, Gross margin, and Selling and administrative expenses sections above.

INTEREST EXPENSE.
Interest expense for the second quarter of 2001 of $34 million decreased $4 million compared to the same period in 2000, primarily resulting from lower average interest rates. Year to date, interest expense was $92 million in 2001, which was unchanged compared to the same period in 2000, although 2001 included $3 million of additional interest expense related to the early retirement of debt, which was offset by lower average interest rates.

INTEREST INCOME.
Interest income of $6 million for the second quarter of 2001 was $3 million lower than the same period of 2000, and year to date, interest income of $15 million in 2001 was $4 million lower than the same period in 2000. The reductions were primarily due to reduced customer and other interest-bearing receivable balances.

EQUITY INVESTMENT RESULTS.
Our portion of results from equity investments improved by $2 million for the second quarter of 2001 reflecting a slight income from operations compared to the same period of 2000. Year to date, equity investment results improved by approximately $4 million to reflect a slight loss in 2001 compared to a $4 million loss in 2000.

IMPAIRMENT/RESTRUCTURING CHARGE.
The pre-tax charge recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of our strategic plan announced in 1998) was $14 million for the second quarter of 2001 compared to $46 million for the same period of 2000. The $14 million charge in 2001 was recorded with less than $1 million of income reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. The $46 million charge in 2000 was recorded with $21 million reflected in the impairment/restructuring line and the balance reflected in other financial statement lines.

Year to date, the pre-tax charge was $12 million for 2001 compared to $110 million for the same period of 2000. The $12 million charge in 2001 was recorded with $27 million of income reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. The $110 million charge in 2000 was recorded with $63 million reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. See "General" above and Note 8 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

LITIGATION CHARGES.
During the second quarter of 2001, we recorded litigation settlements and other related expenses totaling $47 million related to agreements in principle to settle the Storehouse Markets, Inc., et al., Don's United Super, et.al., Coddington Enterprises, Inc., et.al, J&A Foods, Inc. et. al., R&D Foods, Inc. et.al., and Robandee United Super, Inc., et.al., cases. Year to date, we recorded $2 million in settlements relating to other cases in addition to the $47 million above for a total of $49 million. See Note 6 in the notes to the consolidated condensed financial statements and Legal Proceedings for further discussion regarding these litigation charges.

TAXES ON INCOME.
The effective tax rates for the 28 weeks of 2001 and 2000 were 56.6% (before extraordinary charge) and 39.8%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year. The tax amount for the second quarter of both years was derived using the 28 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 16 weeks of the year.

EXTRAORDINARY CHARGE.
We reflected an extraordinary after-tax charge of $3 million ($6 million pre-tax) in the first quarter of 2001 due to the early retirement of debt. See
Note 7 in the notes to the consolidated condensed financial statements for further discussion regarding the debt retirement.

CERTAIN ACCOUNTING MATTERS.
The Financial Accounting Standards Board (FASB) recently issued SFAS No. 142 -- Goodwill and Other Intangible Assets. One of the provisions of this standard is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill and intangible assets with indefinite lives would not be amortized to earnings over a period of time. Instead, these amounts would be reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value. We are studying the impact that SFAS 142 will have on our financial statements and planning to implement it in fiscal year 2002, as required. Goodwill amortization impacted the diluted per share amount for the second quarter of 2001, excluding the strategic plan charges and litigation charges, by $0.08 per share. Year to date in 2001, goodwill amortization impacted the diluted per share amount, excluding the strategic plan charges, litigation charges, and net additional interest expense due to the early retirement of debt, by $0.20 per share.

The FASB Emerging Issues Task Force (EITF) reached a consensus on EITF 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 provides guidance on income statement classification on consideration paid to a reseller of a vendor's products. This consensus will be implemented by the end of 2001, as required. We anticipate this consensus will provide for certain reclassifications of revenues and cost of sales within our financial statements with no effect on gross margin or earnings.

The FASB recently issued SFAS No. 141 -- Business Combinations. We are planning to apply SFAS 141 to all business combinations initiated after June 30, 2001. The FASB recently issued SFAS No. 143 - Accounting for Asset Retirement Obligations. We are studying the impact that SFAS 143 has on our financial statements and planning to implement it in the fiscal year after June 15, 2002, as required. We have not determined the impact on our financial statements from adopting these new standards.

LIQUIDITY AND CAPITAL RESOURCES

In the two quarters ended July 14, 2001, our principal sources of liquidity were borrowings under our credit facility and the proceeds from the sale of certain assets. Our principal source of capital, excluding shareholders' equity, was the issuance of bonds in the capital markets.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.
Net cash expended by operating activities was $64 million in the first two quarters of 2001 compared to a $52 million source of cash for the same period in 2000. The primary use of cash was for working capital.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) were $44 million for the first two quarters of 2001 and are currently expected to be $68 million for the full year 2001. We believe working capital reductions and increased earnings related to the successful implementation of the strategic plan will provide more than adequate cash flows to cover all of these costs.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.
Total investment-related activity resulted in a $41 million use of cash for the two quarters ended July 14, 2001 compared to a $6 million source of cash in the same period of 2000. Cash expended for the purchases of businesses and property and equipment was partially offset by the proceeds from asset sales.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.
Net cash generated by financing activities was $89 million for the first two quarters of 2001 compared to $56 million net cash required for the same period last year.

On March 23, 2001, we received approximately $50 million in proceeds from the sale of common stock to an affiliate of the Yucaipa Companies, which at the time represented an 8.7% ownership of Fleming's outstanding common stock. At that time we also issued a warrant to purchase additional shares of common stock to this entity.

On March 15, 2001, we sold $355 million of new 10 1/8% senior notes due 2008, and we deposited $315 million with the trustee to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. On April 16, 2001, our obligations under the indenture were discharged. The balance of the net proceeds was used to pay down our revolver loans. An extraordinary after-tax charge of approximately $3 million was recorded in connection with the early redemption. On March 15, 2001, we also sold $150 million of 5 1/4% convertible senior subordinated notes due 2009 with a conversion price of $30.27 per share. The net proceeds of $146 million were used to pay down our revolver loans. At the end of the second quarter of 2001, outstanding borrowings under the credit facility totaled $137 million of term loans, $200 million of revolver loans, and $55 million of letters of credit. As of July 14, 2001, we have additional borrowing capacity of $345 million under the revolver. Our borrowing capacity is subject to covenants in the senior subordinated notes.

For the foreseeable future, our principal sources of liquidity and capital are expected to be cash flows from operating activities and our ability to borrow under our credit facility. In addition, lease financing may be employed for new retail stores and certain equipment. We believe these sources will be adequate to meet working capital needs, capital expenditures, strategic plan implementation costs and other capital needs in the normal course of business for the next 12 months. Capital expenditures for the first two quarters of 2000 totaled $112 million with $225 million projected for the full year of 2001. In the future, as part of our growth strategy, we may need to raise additional funds through public or private debt or equity financings in order to acquire additional retail stores or other third party businesses or to expand our services more rapidly. In addition, we may access such resources to refinance existing indebtedness.

CONTINGENCIES

From time to time we face litigation or other contingent loss situations resulting from owning and operating our assets, conducting our business or complying (or allegedly failing to comply) with federal, state and local laws, rules and regulations which may subject us to material contingent liabilities. In accordance with applicable accounting standards, we record as a liability amounts reflecting such exposure when a material loss is deemed by management to be both "probable" and "quantifiable" or "reasonably estimable." Furthermore, we disclose material loss contingencies in the notes to our financial statements when the likelihood of a material loss has been determined to be greater than "remote" but less than "probable." Such contingent matters are discussed in Note 6 in the notes to the consolidated condensed financial statements. An adverse outcome experienced in one or more of such matters, or an increase in the likelihood of such an outcome, could have a material adverse effect on the company. Also see Legal Proceedings.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that (a) project or offer guidance regarding earnings, revenues, or other financial results, (b) depend on future events for their accuracy, or (c) rely upon projections and assumptions which may prove to be inaccurate. These forward-looking statements and our business and prospects are subject to a number of factors that could cause actual results to differ materially, including: the ability to achieve the expected synergies and anticipated cost savings from the Kmart alliance; unanticipated transition and costs related to the Kmart alliance; the ability to obtain capital or obtain it on acceptable terms; unanticipated problems with product procurement; adverse effects of the changing industry environment and increased competition; sales declines and loss of customers; exposure to litigation and other contingent losses; unanticipated charges related to the strategic initiatives plan or failure to achieve the expected results of such plan; the inability to integrate acquired companies and to achieve operating improvements at those companies; increases in labor costs and disruptions in labor relations with union bargaining units representing our associates; and negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other risk factors are described in our Securities and Exchange Commission reports, including but not limited to the 10-K Report for the 2000 fiscal year. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In order to help maintain liquidity and finance business operations, we obtain long-term credit commitments from banks and other financial institution lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing our debt maturities and diversify our sources of debt capital, we also use long-term debt which carries fixed interest rates. Additionally, we use interest rate swap agreements to manage our ratio of fixed-to-floating rate debt in a cost effective manner.

Changes in interest rates in the credit and capital markets and our improved credit ratings had a material impact on the fair values of our outstanding debt obligations. The table below presents a summary of our debt obligations. The table shows the principal amount of cash we expect to pay each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities.

SUMMARY OF DEBT OBLIGATIONS

                                   VALUE AT  VALUE AT                                                    THERE
                                   12/30/00  7/14/01    2001       2002     2003      2004       2005    AFTER
                                   --------  -------   -------    ------   -------   ------     ------  --------
Debt with variable interest rates
   Principal payable                $  427    $  332    $    9    $   40    $  240    $   49     $  --   $   --
   Average variable rate payable       8.1%             Based on LIBOR plus a margin

Debt with fixed interest rates
   Principal payable                $  668    $1,095    $   --    $   --    $   --    $  250     $  --   $  755
   Average fixed rate payable         10.6%      9.6%      5.9%      6.5%      5.1%     10.5%       --      9.3%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Set forth below and further explained above in Note 6 to the consolidated condensed financial statements is a description of our material pending litigation:

Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders (City of Philadelphia, et al. v. Fleming Companies, Inc., et al.) and one purported class action suit filed by two noteholders (Robert Mark and Jerry Schoenbaum, et al v. Fleming Companies, Inc., et al.). These plaintiffs asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets case, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products.

On February 4, 2000, the court dismissed the amended complaint in the stockholder case with prejudice. The stockholder plaintiffs filed a notice of appeal on March 3, 2000. Briefing was completed in the United States Court of Appeals for the Tenth Circuit, and oral argument was conducted on May 15, 2001. The Tenth Circuit has not yet issued an opinion.

On May 25, 2001, we and the noteholder plaintiffs executed a settlement agreement and preliminary approval by the court of this settlement agreement was entered on May 30, 2001. The parties will seek final approval of the settlement agreement following notice and hearing. Notice of the proposed settlement has been published and mailed to class members, with the final hearing to approve the settlement scheduled for September 5, 2001.

We intend to vigorously defend any remaining claims in these class action suits and pursue the issue of insurance discussed in Note 6, but we cannot predict the outcome of the cases. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Don's United Super (and related cases). We and two of our retired executives were named in a suit filed in 1998 in the United States District Court for the Western District of Missouri by several of our current and former customers (Don's United Super, et al. v. Fleming, et al.). The 19 plaintiffs operate retail grocery stores in the St. Joseph and Kansas City metropolitan areas. The plaintiffs in this suit allege product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations.

In October 1998, we and the same two retired executives were named in a suit filed by another group of retailers in the same court as the Don's case (Coddington Enterprises, Inc., et al. v. Fleming, et al.). These plaintiffs assert claims virtually identical to those set forth in the Don's case.

Two other cases had been filed before the Don's case in the same court (R&D Foods, Inc., et al. v. Fleming, et al.; and Robandee United Super, Inc., et al.
v. Fleming, et al.) by 10 customers, some of whom are also plaintiffs in the Don's case.

In March 2000, we and one former executive were named in a suit filed in the United States District Court for the Western District of Missouri by current and former customers that operated five retail grocery stores in and around Kansas City, Missouri, and four retail grocery stores in and around Phoenix, Arizona (J&A Foods, Inc., et al. v. Dean Werries and Fleming Companies, Inc.). These plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations.

On August 16, 2001, we announced that an agreement in principle had been reached to settle all claims related to the Don's United Super, Coddington Enterprises, Inc., R&D Foods, Inc., Robandee United Super, Inc., and J&A Foods, Inc., cases. The settlement, which is contingent on the preparation and execution of a definitive agreement, includes a full release of us from liability to the plaintiffs in these cases; payments by us to the plaintiffs over a 16 month period; the transfer of a minority interest in several price-impact stores in Arizona to us; and lease concessions by us to certain plaintiffs. As a result of this agreement in principle, we recorded a $21 million after-tax charge in the second quarter to reflect the total estimated cost of the settlement and other related expenses.

We expect to execute this definitive agreement in the next few weeks. If a definitive agreement is not reached, we intend to vigorously defend against the claims in these related cases, but we cannot predict the outcome. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

Storehouse Markets. In 1998, we and one of our former executives were named in a suit filed in the United States District Court for the District of Utah by several of our current and former customers (Storehouse Markets, Inc., et al. v. Fleming Companies, Inc., et al.). The plaintiffs have alleged product overcharges, fraudulent misrepresentation, fraudulent nondisclosure and concealment, breach of contract, breach of duty of good faith and fair dealing and RICO violations.

In June 2001, counsel for the parties in the Storehouse Markets case informed the court that they had reached an agreement in principle to settle all claims for a total payment of $16 million. The settlement is subject to a number of conditions, including final court approval. On July 9, 2001, the parties executed a definitive agreement and the court preliminarily approved the settlement subject to final court approval at a hearing scheduled for September 10, 2001.

If the settlement is not approved by the district court, or if the Storehouse Markets case otherwise goes forward, we intend to vigorously defend against these claims, but we cannot predict the outcome of the case. An unfavorable outcome could have a material adverse effect on our financial condition and prospects.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  EXHIBIT NUMBER

       3.1      Certificate of Incorporation, incorporated by reference to
                Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

       3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

       10.81*   Form of Restricted Stock Award Agreement

       15 Letter from Independent Accountants as to Unaudited Interim Financial Information

    * Management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K:

On July 12, 2001, the company filed a report on Form 8-K announcing the execution of a definitive settlement agreement in the Storehouse Markets, Inc. et al v. Fleming Companies, Inc. case.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FLEMING COMPANIES, INC.




August 23, 2001                         /s/ NEAL J. RIDER
                                        --------------------------------
                                        Neal J. Rider
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Duly Authorized Officer of Registrant
                                          and Principal Accounting and
                                          Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 3.1      Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

 3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

 10.81*   Form of Restricted Stock Award Agreement

 15       Letter from Independent Accountants as to Unaudited Interim Financial
          Information

    * Management contract, compensatory plan or arrangement.