Form 10-Q
period 2001-10-06
FLEMING COMPANIES INC /OK/
filed 2001-11-15
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 6, 2001

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

                                 (972) 906-8000
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At the close of business on November 2, 2001, 44,360,000 shares of the registrant's common stock, par value $2.50 per share, were outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                      Consolidated Condensed Statements of Operations -
                        12 Weeks Ended October 6, 2001,
                        and September 30, 2000

                      Consolidated Condensed Statements of Operations -
                        40 Weeks Ended October 6, 2001,
                        and September 30, 2000

                      Consolidated Condensed Balance Sheets -
                         October 6, 2001, and December 30, 2000

                      Consolidated Condensed Statements of Cash Flows -
                         40 Weeks Ended October 6, 2001,
                         and September 30, 2000

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

    Item 3.        Quantitative and Qualitative Disclosures
                      about Market Risk

PART II. OTHER INFORMATION:

    Item 1.        Legal Proceedings

    Item 6.        Exhibits and Reports on Form 8-K

    SIGNATURE

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 12 WEEKS ENDED OCTOBER 6, 2001 AND SEPTEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2001              2000
                                                 -----------        -----------
Net sales                                        $ 4,022,085        $ 3,197,655
Costs and expenses:
    Cost of sales                                  3,748,895          2,894,341
    Selling and administrative                       209,928            260,019
    Interest expense                                  35,370             40,111
    Interest income                                   (5,494)            (6,322)
    Equity investment results                            689              2,097
    Impairment/restructuring charge                    1,415             83,356
    Litigation credit                                     --             (1,916)
                                                 -----------        -----------
        Total costs and expenses                   3,990,803          3,271,686
                                                 -----------        -----------

Income (loss) before taxes                            31,282            (74,031)
Taxes on income (loss)                                12,207            (28,472)
                                                 -----------        -----------

Net income (loss)                                $    19,075        $   (45,559)
                                                 -----------        -----------

Basic net income (loss) per share                $      0.44        $     (1.17)

Diluted net income (loss) per share              $      0.40        $     (1.17)

Dividends paid per share                         $      0.02        $      0.02

Weighted average shares outstanding:
    Basic                                             43,728             38,902
    Diluted                                           51,032             38,902
                                                 -----------        -----------


The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 40 WEEKS ENDED OCTOBER 6, 2001 AND SEPTEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           2001              2000
                                                       ------------      ------------
Net sales                                              $ 11,640,555      $ 10,819,031
Costs and expenses:
     Cost of sales                                       10,737,764         9,807,789
     Selling and administrative                             736,305           893,700
     Interest expense                                       127,307           131,659
     Interest income                                        (20,554)          (25,167)
     Equity investment results                                  761             5,682
     Impairment/restructuring charge (credit)               (25,561)          146,514
     Litigation charge (credit)                              48,628            (1,916)
                                                       ------------      ------------
        Total costs and expenses                         11,604,650        10,958,261
                                                       ------------      ------------

Income (loss) before taxes                                   35,905          (139,230)
Taxes on income (loss)                                       14,822           (54,449)
                                                       ------------      ------------

Income (loss) before extraordinary charge                    21,083           (84,781)
Extraordinary charge from early retirement of
     debt (net of taxes)                                     (3,469)               --
                                                       ------------      ------------
Net income (loss)                                      $     17,614      $    (84,781)
                                                       ------------      ------------

Basic net income (loss) per share:
     Income (loss) before extraordinary charge         $       0.50      $      (2.19)
     Extraordinary charge from early retirement of
        debt (net of taxes)                                   (0.08)               --
                                                       ------------      ------------
     Net income (loss)                                 $       0.42      $      (2.19)

Diluted net income (loss) per share:
     Income (loss) before extraordinary charge         $       0.47      $      (2.19)
     Extraordinary charge from early retirement of
        debt (net of taxes)                                   (0.08)               --
                                                       ------------      ------------
     Net income (loss)                                 $       0.39      $      (2.19)

Dividends paid per share                               $       0.06      $       0.06
Weighted average shares outstanding:
     Basic                                                   42,177            38,651
     Diluted                                                 44,670            38,651
                                                       ------------      ------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(IN THOUSANDS)

                                                   OCTOBER 6,      DECEMBER 30,
ASSETS                                               2001              2000
------                                            -----------      -----------
Current assets:
     Cash and cash equivalents                    $    43,491      $    30,380
     Receivables, net                                 571,503          509,045
     Inventories                                    1,094,935          831,265
     Assets held for sale                              26,853          165,800
     Other current assets                             126,229           86,583
                                                  -----------      -----------
         Total current assets                       1,863,011        1,623,073
Investments and notes receivable, net                 103,338          104,467
Investment in direct financing leases                  85,668          102,011

Property and equipment                              1,424,451        1,370,430
Less accumulated depreciation
     and amortization                                (686,578)        (653,973)
                                                  -----------      -----------
Net property and equipment                            737,873          716,457
Deferred income taxes                                  96,499          139,852
Other assets                                          303,220          172,632
Goodwill, net                                         558,168          544,319
                                                  -----------      -----------

Total assets                                      $ 3,747,777      $ 3,402,811
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $ 1,016,877      $   943,279
     Current maturities of long-term debt              39,737           38,171
     Current obligations under capital leases          20,847           21,666
     Other current liabilities                        199,846          229,272
                                                  -----------      -----------
         Total current liabilities                  1,277,307        1,232,388
Long-term debt                                      1,517,875        1,232,400
Long-term obligations under capital leases            333,980          377,239
Other liabilities                                     109,685          133,592

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share          110,934           99,044
     Capital in excess of par value                   565,879          513,645
     Reinvested earnings (deficit)                   (126,854)        (144,468)
     Accumulated other comprehensive income -
         additional minimum pension liability         (41,029)         (41,029)
                                                  -----------      -----------
         Total shareholders' equity                   508,930          427,192
                                                  -----------      -----------

Total liabilities and shareholders' equity        $ 3,747,777      $ 3,402,811
                                                  ===========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE 40 WEEKS ENDED OCTOBER 6, 2001, AND SEPTEMBER 30, 2000

                                                                 2001            2000
                                                               ---------      ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net income (loss)                                         $  17,614      $ (84,781)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                            126,127        130,074
        Amortization costs in interest expense                     4,929          3,734
        Credit losses                                             20,462         19,380
        Deferred income taxes                                     38,045         (9,328)
        Equity investment results                                    761          5,682
        Gain on sale of business                                  (3,273)            --
        Impairment/restructuring and related charges,
           net of impairment credit (not in other lines)          14,637        202,932
        Cash payments on impairment/restructuring
           and related charges                                   (58,450)      (107,227)
        Cost of early debt retirement                              5,787             --
     Change in assets and liabilities:
        Receivables                                              (63,321)        24,461
        Inventories                                             (217,352)       105,329
        Accounts payable                                          65,898       (134,368)
        Other assets and liabilities                            (102,473)      (128,220)
     Other adjustments, net                                        5,892           (260)
                                                               ---------      ---------
Net cash provided by (used in) operating activities             (144,717)        27,408
                                                               ---------      ---------
Cash flows from investing activities:
     Collections on notes receivable                              24,375         25,367
     Notes receivable funded                                     (20,704)       (20,923)
     Purchases of businesses                                    (120,670)        (2,279)
     Purchases of property and equipment                        (168,504)      (107,623)
     Proceeds from sale of property and equipment                 13,286         39,071
     Investments in customers                                         --           (969)
     Proceeds from sale of investment                              5,115          3,293
     Proceeds from sale of businesses                            120,947         45,280
     Other investing activities                                    8,482         11,928
                                                               ---------      ---------
Net cash used in investing activities                           (137,673)        (6,855)
                                                               ---------      ---------
Cash flows from financing activities:
     Proceeds from long-term borrowings                          620,602        107,000
     Principal payments on long-term debt                       (342,755)       (70,707)
     Payments on cost of debt issuance and debt retirement       (23,976)            --
     Principal payments on capital lease obligations             (15,092)       (15,175)
     Proceeds from sale of common stock                           59,252          3,653
     Dividends paid                                               (2,530)        (2,334)
                                                               ---------      ---------
Net cash provided by financing activities                        295,501         22,437
                                                               ---------      ---------

Net change in cash and cash equivalents                           13,111         42,990
Cash and cash equivalents, beginning of period                    30,380          6,683
                                                               ---------      ---------
Cash and cash equivalents, end of period                       $  43,491      $  49,673
                                                               =========      =========
Supplemental information:
     Cash paid for interest                                    $ 122,484      $ 124,813
     Cash refunded for income taxes                            $  17,894      $  63,872
                                                               ---------      ---------


The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying consolidated condensed financial statements of Fleming Companies, Inc. have been prepared without audit. In our opinion, all adjustments necessary to present fairly our financial position at October 6, 2001, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted income (loss) per share are computed based on net income (loss) divided by weighted average shares as appropriate for each calculation.

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

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $55 million at October 6, 2001 and $58 million at December 30, 2000 ($13 million of which was recorded in assets held for sale in current assets).

4. Sales and operating earnings for our distribution and retail segments are presented below.

                                                     12 WEEKS ENDED
                                               OCTOBER 6,     SEPTEMBER 30,
($ IN MILLIONS)                                   2001             2000
---------------                                ----------     -------------
Sales:
   Distribution                                 $  3,799         $  2,882
   Intersegment elimination                         (261)            (378)
                                                --------         --------
   Net distribution                                3,538            2,504
   Retail                                            484              694
                                                --------         --------

Total sales                                     $  4,022         $  3,198
                                                ========         ========
Operating earnings:
   Distribution                                 $    100         $     79
   Retail                                             15                6
   Support services                                  (52)             (42)
                                                --------         --------
Total operating earnings                              63               43
Interest expense                                     (35)             (40)
Interest income                                        5                6
Equity investment results                             (1)              (2)
Impairment/restructuring charge                       (1)             (83)
Litigation credit                                     --                2
                                                --------         --------

Income (loss) before taxes                      $     31         $    (74)
                                                ========         ========


                                                     40 WEEKS ENDED
                                               OCTOBER 6,     SEPTEMBER 30,
($ IN MILLIONS)                                   2001             2000
---------------                                ----------     -------------
Sales:
   Distribution                                 $ 10,749         $  9,647
   Intersegment elimination                         (949)          (1,344)
                                                --------         --------
   Net distribution                                9,800            8,303
   Retail                                          1,841            2,516
                                                --------         --------

Total sales                                     $ 11,641         $ 10,819
                                                ========         ========
Operating earnings:
   Distribution                                      309              224
   Retail                                             42               36
   Support services                                 (185)            (142)
                                                --------         --------
Total operating earnings                             166              118
Interest expense                                    (127)            (132)
Interest income                                       21               25
Equity investment results                             (1)              (6)
Impairment/restructuring (charge) credit              26             (146)
Litigation (charge) credit                           (49)               2
                                                --------         --------

Income(loss)before taxes                        $     36         $   (139)
                                                ========         ========

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

Kmart Corporation, our largest customer, represented 27% and 10% of our total net sales during the third quarter of 2001 and 2000, respectively. Year to date, sales to Kmart represented 18% and 10% of our total net sales for 2001 and 2000, respectively.

5. Our comprehensive income for the 12 and 40 weeks ended October 6, 2001, totaled $19 million and $18 million, respectively, and our comprehensive loss for the 12 and 40 weeks ended September 30, 2000, totaled $46 million and $85 million, respectively. The comprehensive income and loss for these periods was comprised only of the reported net income and loss, respectively.

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

Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders. All cases were filed in the United States District Court for the Western District of Oklahoma and in 1997 were consolidated. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets case, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's case and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit, and materially inflated the trading price of our common stock.

During 1999, the court dismissed the consolidated stockholder case without prejudice but gave the plaintiffs the opportunity to restate their claims, and they did so in amended complaints. We again filed motions to dismiss all claims. On February 4, 2000, the court dismissed the amended complaint with prejudice. The plaintiffs filed a notice of appeal, and on September 7, 2001 the Tenth Circuit affirmed the district court decision. On September 21, 2001, the plaintiffs filed a petition for a full bench rehearing with the Tenth Circuit and such petition was denied by the court in October.

The class action noteholder case previously reported in our second quarter Form 10-Q was settled pursuant to a settlement agreement dated May 25, 2001 and such settlement became final on September 5, 2001.

Don's United Super (and related cases). On September 6, 2001, the parties executed a final settlement agreement in the Don's United Super, Coddington Enterprises, Inc., J&A Foods, Inc., R&D Foods, Inc., and Robandee United Super, Inc., cases. The settlement agreement includes a full release of us from liability to the plaintiffs in these cases; payments by us to the plaintiffs over a 16 month period; the transfer to us of a minority interest in several price-impact stores in

Arizona; and lease concessions by us to certain plaintiffs. We recorded a $21 million after-tax charge in the second quarter of 2001 to reflect the total estimated cost of the settlement and other related expenses.

Storehouse Markets. On July 9, 2001, we executed a definitive settlement agreement that was subsequently approved by the court on September 10, 2001. The settlement agreement resolved all claims between the parties in exchange for a total payment of $16 million by us and our insurer. We recorded an accrual for our portion of the payment in the second quarter of 2001.

Welsh. In April 2000, the operators of two grocery stores in Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and pre-judgment and post-judgment interest. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, this case has been transferred to the Western District of Missouri for pre-trial proceedings. No trial date has been set in this case. We will continue to vigorously defend against this claim, but we cannot predict its outcome.

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

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including disputes with the following parties: customers; owners of financially troubled or failed customers; suppliers; landlords; employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; insurance carriers; and tax assessors. Some of the disputes involve substantial amounts. Except as noted above, we do not presently believe that any such claim will have a material adverse effect on us.

7. Long-term debt consists of the following:

                                                              OCTOBER 6,      DECEMBER 30,
                                                                 2001             2000
                                                              ----------------------------
                                                                      (IN THOUSANDS)
                                                              -----------     -----------
10 1/8% senior notes due 2008                                 $   355,000     $        --
10 5/8% senior notes due 2001                                          --         300,000
10 1/2% senior subordinated notes due 2004                        250,000         250,000
10 5/8% senior subordinated notes due 2007                        259,194         250,000
5 1/4% convertible senior subordinated notes due 2009             150,000              --
Revolving credit, average interest rates of 5.5%
   for 2001 and 7.7% for 2000, due 2003                           420,000         300,000
Term loans, due 2001 to 2004, average interest
   rate of 6.4% for 2001 and 7.8% for 2000                        128,517         154,421
Other debt (including discounts)                                   (5,099)         16,150
                                                              -----------     -----------
                                                                1,557,612       1,270,571
Less current maturities                                           (39,737)        (38,171)
                                                              -----------     -----------

Long-term debt                                                $ 1,517,875     $ 1,232,400
                                                              ===========     ===========


Five-year maturities: Aggregate maturities of long-term debt for the next five years are approximately as follows: in the remainder of 2001, $0; in 2002, $40 million; in 2003, $460 million; in 2004, $299 million; and in 2005, $0.

The 10 5/8% $300 million senior notes due 2001 were issued in 1994. During the first quarter of 2001, we redeemed these notes with the proceeds from the issuance of $355 million of senior notes, as described below. In connection with this redemption, we recognized a $3.5 million after-tax extraordinary charge from early retirement of debt during the first quarter of 2001.

On March 15, 2001, we issued $355 million of 10 1/8% senior notes that mature on March 15, 2008. Most of the net proceeds were used to redeem all of the 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. The balance of the net proceeds was used to pay down outstanding revolver loans. The new senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to our senior subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility. The 10 1/8% senior notes are guaranteed by substantially all of our subsidiaries (see Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes below).

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

Subsequent to the end of the quarter, on October 15, 2001, we sold an additional $150 million of our existing 10 5/8% senior subordinated notes due 2007. The proceeds were used to pay down our revolver loans.

In early July 2001, we entered into two interest rate swap agreements with a combined notional amount of $150 million. In late July 2001, we entered into an additional swap agreement with a notional amount of $50 million. The swaps were tied to our 10 5/8% senior subordinated notes due 2007. The maturity, call dates, and call premiums mirrored those of the notes. The swaps were designed for us to receive a fixed rate of 10 5/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate reset quarterly beginning July 31, 2001. We documented and designated these swaps to qualify as fair value hedges. At the end of the third quarter of 2001, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), the mark-to-market value of these swaps was recorded as a $9 million long-term asset offset by a change in fair value to the senior subordinated notes due 2007.

Subsequent to the end of the quarter, on October 26, 2001, we unwound all outstanding swap agreements and in turn received $9 million in cash. Simultaneously, we recorded an $8 million deferred gain that will be amortized to reduce interest expense over the remaining life of the related subordinated notes.

In early November 2001, we entered into an interest rate swap agreement with a notional amount of $100 million. The swap is tied to our 10 1/8% senior notes due 2008. The maturity, call dates, and call premiums mirror those of the notes. The swap is designed for us to receive a fixed rate of 10 1/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate resets quarterly beginning January 1, 2002. We have documented and designated this swap to qualify as a fair value hedge.

We adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on December 31, 2000. In accordance with SFAS 133, on the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow, foreign currency, or net investment in foreign operations). If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions.

For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to interest income and provide offset of one another. For the period ended October 6, 2001, there was no net earnings impact relating to our fair value hedges.

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                                    OCTOBER 6, 2001
                                     ------------------------------------------------------------------------------
                                        PARENT                           NON-
                                       COMPANY        GUARANTORS      GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                     -----------      -----------     -----------      ------------    ------------
                                                                     (IN THOUSANDS)
             ASSETS

Current assets:
   Cash and cash equivalents         $    40,448      $     2,785     $       258      $        --      $    43,491
   Receivables, net                      480,052           91,086             365               --          571,503
   Inventories                           900,454          194,481              --               --        1,094,935
   Other current assets                  122,579            6,290             213               --          129,082
                                     -----------      -----------     -----------      -----------      -----------
      Total current assets             1,543,533          294,642             836               --        1,839,011
Investment in subsidiaries                93,241            5,356              --          (98,597)              --
Intercompany receivables                 383,194               --              --         (383,194)              --
Property and equipment, net              478,224          251,512           8,137               --          737,873
Goodwill,net                             424,433          133,735              --               --          558,168
Other assets                             531,320           65,119          16,286               --          612,725
                                     -----------      -----------     -----------      -----------      -----------
                                     $ 3,453,945      $   750,364     $    25,259      $  (481,791)     $ 3,747,777
                                     ===========      ===========     ===========      ===========      ===========

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                  $   905,440      $   110,941     $       496      $        --      $ 1,016,877
   Intercompany payables                 (31,755)         385,047          29,902         (383,194)              --
   Other current liabilities             236,021           23,301           1,108               --          260,430
                                     -----------      -----------     -----------      -----------      -----------
      Total current liabilities        1,109,706          519,289          31,506         (383,194)       1,277,307
Obligations under capital leases         213,843          120,137              --               --          333,980
Long-term debt and other
   liabilities                         1,621,466            6,094              --               --        1,627,560
Equity (deficit)                         508,930          104,844          (6,247)         (98,597)         508,930
                                     -----------      -----------     -----------      -----------      -----------
                                     $ 3,453,945      $   750,364     $    25,259      $  (481,791)     $ 3,747,777
                                     ===========      ===========     ===========      ===========      ===========

                                                                  DECEMBER 30, 2000
                                     ------------------------------------------------------------------------------
                                        PARENT                            NON-
                                       COMPANY        GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                     -----------      -----------     -----------     ------------     ------------
                                                                     (IN THOUSANDS)
             ASSETS

Current assets:
   Cash and cash equivalents         $    22,487     $     6,753      $     1,140      $        --      $    30,380
   Receivables, net                      406,203         101,884              958               --          509,045
   Inventories                           635,227         192,499            3,539               --          831,265
   Other current assets                  247,400           4,943               40               --          252,383
                                     -----------      -----------     -----------      -----------      -----------
      Total current assets             1,311,317         306,079            5,677               --        1,623,073
Investment in subsidiaries                65,475           5,356               --          (70,831)              --
Intercompany receivables                 372,356              --               --         (372,356)              --
Property and equipment, net              424,321         285,117            7,019               --          716,457
Goodwill,net                             411,094         129,440            3,785               --          544,319
Other assets                             463,008          42,918           13,036               --          518,962
                                     -----------     -----------      -----------      -----------      -----------
                                     $ 3,047,571     $   768,910      $    29,517      $  (443,187)     $ 3,402,811
                                     ===========     ===========      ===========      ===========      ===========

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                  $   821,407     $   120,145      $     1,727      $        --      $   943,279
   Intercompany payables                      --         339,688           32,668         (372,356)              --
   Other current liabilities             244,524          43,275            1,310               --          289,109
                                     -----------     -----------      -----------      -----------      -----------
      Total current liabilities        1,065,931         503,108           35,705         (372,356)       1,232,388
Obligations under capital leases         214,611         162,628               --               --          377,239
Long-term debt and other
   liabilities                         1,339,837          26,096               59               --        1,365,992
Equity (deficit)                         427,192          77,078           (6,247)         (70,831)         427,192
                                     -----------     -----------      -----------      -----------      -----------
                                     $ 3,047,571     $   768,910      $    29,517      $  (443,187)     $ 3,402,811
                                     ===========     ===========      ===========      ===========      ===========

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                                      12 WEEKS ENDED OCTOBER 6, 2001
                                               -----------------------------------------------------------------------------
                                                    PARENT                           NON-
                                                   COMPANY        GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                 -----------      -----------     -----------     ------------     ------------
                                                                              (IN THOUSANDS)
Net sales                                        $ 3,393,147      $   849,946     $     9,965      $  (230,973)     $ 4,022,085
Costs and expenses:
    Cost of sales                                  3,239,001          733,892           6,975         (230,973)       3,748,895
    Selling and administrative                       108,323           97,849           3,756               --          209,928
    Other                                             29,084            6,763          (5,282)              --           30,565
    Impairment/restructuring charge (credit)           1,308              107              --               --            1,415
    Equity loss from subsidiaries                     (9,280)              --              --            9,280               --

                                                 -----------      -----------     -----------      -----------      -----------
       Total costs and expenses                    3,368,436          838,611           5,449         (221,693)       3,990,803
                                                 -----------      -----------     -----------      -----------      -----------

Income before taxes                                   24,711           11,335           4,516           (9,280)          31,282

Taxes on income                                        5,636            4,710           1,861               --           12,207

                                                 -----------      -----------     -----------      -----------      -----------
Net income                                       $    19,075      $     6,625     $     2,655      $    (9,280)     $    19,075
                                                 ===========      ===========     ===========      ===========      ===========


                                                                    12 WEEKS ENDED SEPTEMBER 30, 2000
                                                 ------------------------------------------------------------------------------
                                                   PARENT                             NON-
                                                   COMPANY        GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                 -----------      -----------     -----------     ------------     ------------
                                                                              (IN THOUSANDS)
Net sales                                        $ 2,730,581      $   753,190     $    14,849      $  (300,965)     $ 3,197,655
Costs and expenses:
    Cost of sales                                  2,581,787          602,693          10,826         (300,965)       2,894,341
    Selling and administrative                       114,356          141,296           4,367               --          260,019
    Other                                             31,035            3,046            (111)              --           33,970
    Impairment/restructuring charge (credit)          82,958              398              --               --           83,356
    Equity loss from subsidiaries                     (2,909)              --              --            2,909               --

                                                 -----------      -----------     -----------      -----------      -----------
       Total costs and expenses                    2,807,227          747,433          15,082         (298,056)       3,271,686
                                                 -----------      -----------     -----------      -----------      -----------

Income (loss) before taxes                           (76,646)           5,757            (233)          (2,909)         (74,031)

Taxes on income (loss)                               (31,087)           2,713             (98)              --          (28,472)

                                                 -----------      -----------     -----------      -----------      -----------
Net income (loss)                                $   (45,559)     $     3,044     $      (135)     $    (2,909)     $   (45,559)
                                                 ===========      ===========     ===========      ===========      ===========

                                                                         40 WEEKS ENDED OCTOBER 6, 2001
                                                 --------------------------------------------------------------------------------
                                                   PARENT                            NON-
                                                   COMPANY         GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                 -----------      -----------      -----------     ------------      ------------
                                                                                (IN THOUSANDS)
Net sales                                        $ 9,700,857      $ 2,712,624      $    48,047      $  (820,973)     $ 11,640,555
Costs and expenses:
    Cost of sales                                  9,214,813        2,308,316           35,608         (820,973)       10,737,764
    Selling and administrative                       364,171          358,559           13,575               --           736,305
    Other                                            118,012           40,647           (2,517)              --           156,142
    Impairment/restructuring charge (credit)          10,132          (35,693)              --               --           (25,561)
    Equity results from subsidiaries                 (24,897)              --               --           24,897                --
                                                 -----------      -----------      -----------      -----------      ------------
       Total costs and expenses                    9,682,231        2,671,829           46,666         (796,076)       11,604,650
                                                 -----------      -----------      -----------      -----------      ------------

Income before taxes                                   18,626           40,795            1,381          (24,897)           35,905

Taxes on income                                       (2,457)          16,710              569               --            14,822
                                                 -----------      -----------      -----------      -----------      ------------
Income before extraordinary charge               $    21,083      $    24,085      $       812      $   (24,897)     $     21,083
                                                 ===========      ===========      ===========      ===========      ============

                                                                       40 WEEKS ENDED SEPTEMBER 30, 2000
                                                 --------------------------------------------------------------------------------
                                                   PARENT                           NON-
                                                   COMPANY        GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                 -----------      -----------      -----------     ------------      ------------
                                                                                 (IN THOUSANDS)
Net sales                                        $ 9,022,936      $ 2,796,251      $    54,161      $(1,054,317)     $ 10,819,031
Costs and expenses:
    Cost of sales                                  8,523,242        2,298,178           40,686       (1,054,317)        9,807,789
    Selling and administrative                       424,644          455,148           13,908               --           893,700
    Other                                             64,852           43,062            2,344               --           110,258
    Impairment/restructuring charge                  145,268            1,185               61               --           146,514
    Equity results from subsidiaries                   2,597               --               --           (2,597)               --
                                                 -----------      -----------      -----------      -----------      ------------
       Total costs and expenses                    9,160,603        2,797,573           56,999       (1,056,914)       10,958,261
                                                 -----------      -----------      -----------      -----------      ------------

Loss before taxes                                   (137,667)          (1,322)          (2,838)           2,597          (139,230)

Taxes on loss                                        (52,886)            (372)          (1,191)              --           (54,449)
                                                 -----------      -----------      -----------      -----------      ------------
Net loss                                         $   (84,781)     $      (950)     $    (1,647)     $     2,597      $    (84,781)
                                                 ===========      ===========      ===========      ===========      ============

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                         40 WEEKS ENDED OCTOBER 6, 2001
                                                       ----------------------------------------------------------------------
                                                         PARENT                        NON-
                                                        COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                       ---------     ----------     ----------    ------------   ------------
                                                                                  (IN THOUSANDS)
Net cash used in operating activities                  $ (88,061)     $ (56,633)     $     (23)     $      --     $(144,717)
                                                       ---------      ---------      ---------      ---------     ---------

Cash flows from investing activities:
Purchases of property and equipment                     (136,669)       (25,258)        (6,577)            --      (168,504)
Other                                                     24,615          6,136             80             --        30,831
                                                       ---------      ---------      ---------      ---------     ---------

Net cash used in investing activites                    (112,054)       (19,122)        (6,497)            --      (137,673)
                                                       ---------      ---------      ---------      ---------     ---------

Cash flows from financing activities:
Repayments on capital lease obligations                  (10,449)        (4,643)            --             --       (15,092)
Advance to (from) parent                                 (82,068)        76,430          5,638             --            --
Other                                                    310,593             --             --             --       310,593
                                                       ---------      ---------      ---------      ---------     ---------

Net cash provided by financing activities                218,076         71,787          5,638             --       295,501
                                                       ---------      ---------      ---------      ---------     ---------

Net increase (decrease) in cash & cash equivalents        17,961         (3,968)          (882)            --        13,111

Cash and cash equivalents at beginning of period          22,487          6,753          1,140             --        30,380
                                                       ---------      ---------      ---------      ---------     ---------
Cash and cash equivalents at end of period             $  40,448      $   2,785      $     258      $      --     $  43,491
                                                       =========      =========      =========      =========     =========

                                                                        40 WEEKS ENDED SEPTEMBER 30, 2000
                                                       ----------------------------------------------------------------------
                                                         PARENT                        NON-
                                                        COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                       ---------     ----------     ----------    ------------   ------------
                                                                                  (IN THOUSANDS)
Net cash provided by (used in)
    operating activities                               $ (14,684)     $  48,659      $  (6,567)     $      --     $  27,408
                                                       ---------      ---------      ---------      ---------     ---------

Cash flows from investing activities:
Purchases of property and equipment                      (61,606)       (43,309)        (2,708)            --      (107,623)
Other                                                     96,673          4,086              9             --       100,768
                                                       ---------      ---------      ---------      ---------     ---------

Net cash provided by (used in) investing
    activities                                            35,067        (39,223)        (2,699)            --        (6,855)
                                                       ---------      ---------      ---------      ---------     ---------

Cash flows from financing activities:
Repayments on capital lease obligations                  (11,248)        (3,927)            --             --       (15,175)
Advance to (from) parent                                  56,480        (75,852)        19,372             --            --
Other                                                     37,612             --             --             --        37,612
                                                       ---------      ---------      ---------      ---------     ---------

Net cash provided by (used in) financing
    activities                                            82,844        (79,779)        19,372             --        22,437
                                                       ---------      ---------      ---------      ---------     ---------

Net increase (decrease) in cash and cash
    equivalents                                          103,227        (70,343)        10,106             --        42,990

Cash and cash equivalents at beginning of period         (54,803)        61,307            179             --         6,683

                                                       ---------      ---------      ---------      ---------     ---------
Cash and cash equivalents at end of period             $  48,424      $  (9,036)     $  10,285      $      --     $  49,673
                                                       =========      =========      =========      =========     =========

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

The plan, as expected, took two years to implement and is now substantially complete. Total net charges of approximately $20 million are estimated for the full year 2001. The remaining charges represent anticipated exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

We recorded a pre-tax charge of $6 million ($4 million after-tax) in the third quarter of 2001 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: less than $1 million of charges was included in net sales, adjusting previously recorded gains on the sale of conventional retail stores; $1 million of charges was included in cost of sales and $3 million of charges was included in selling and administrative expense, both amounts related to disposition costs recognized on a periodic basis; and $1 million of charges included in the impairment/restructuring line related to net impairment recovery and restructuring charges as described below. The third quarter charge consisted of the following components:

o Recovery of $2 million through sales of operations against which we had previously recorded long-lived asset impairments.

o Restructuring charges of $3 million. The restructuring charges consisted primarily of severance related expense adjustments for the sold or closed operating units and professional fees.

o Other disposition and related costs of $5 million. These costs consisted primarily of disposition related costs recognized on a periodic basis and other costs.


The third quarter of 2001 charge relates to our business segments as follows: $1 million relates to the distribution segment and $4 million relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for the first three quarters of 2001 totaled $19 million ($11 million after-tax), and was included on several lines of the Consolidated Condensed Statements of Operations: less than $1 million of income was included in net sales relating primarily to gains on the sale of conventional retail stores; $31 million charge included in cost of sales, primarily related to inventory markdowns for clearance for closed operations; and $14 million included in selling and administrative as disposition related costs recognized on a periodic basis. These charges were offset by $26 million of income included in the impairment/restructuring line related primarily to the recovery of previously recorded asset impairment resulting from the sale of some retail stores. The charge for the first three quarters consisted of the following components:

o Net impairment recovery of $42 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $15 million and long-lived asset impairment of approximately $34 million. Also included was impairment of $7 million related to other long-lived assets.

o Restructuring charges of $16 million. The restructuring charges consisted primarily of severance related expenses for the sold or closed operating units, adjustments to pension withdrawal liabilities, and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $45 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, disposition related costs recognized on a periodic basis and other costs, offset partially by gains on sales of conventional retail stores.

The charge for the first three quarters of 2001 relates to our business segments as follows: a $17 million charge relates to the distribution segment and income of $5 million relates to the retail segment. The balance relates to support services expenses.

The charges related to workforce reductions are as follows:

                                   AMOUNT
                                   ($ IN
                                  THOUSANDS)     HEADCOUNT
                                  ----------     ---------
1999 Ending Liability              $  9,602           660

2000 Activity
   Charge                            53,906         5,610
   Terminations                     (26,180)       (1,860)
                                   --------      --------
   Ending Liability                  37,328         4,410

2001 Quarter 1 thru 3 Activity
   Charge                            12,632           260
   Terminations                     (30,003)       (4,650)
                                   --------      --------
   Ending Liability                $ 19,957            20
                                   ========      ========


The ending liability of approximately $20 million is primarily comprised of union pension withdrawal liabilities, but also includes accruals for payments over time to associates already severed as well as accruals for associates still to be severed. The breakdown of the 260 headcount reduction recorded for the first three quarters of 2001 is: 215 from the distribution segment; 30 from the retail segment; and 15 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms ranging from 1 to 20 years. The charges and utilization have been recorded to-date as follows:

                                    AMOUNT
                                 (IN THOUSANDS)
                                 --------------
1999 Ending liability              $ 32,509

2000 Activity
    Charge                           37,149
    Utilized                        (48,880)
                                   --------
    Ending Liability                 20,778

2001 Quarter 1 thru 3 Activity
    Charge                            1,714
    Utilized                        (19,392)
                                   --------
    Ending Liability               $  3,100
                                   ========


Assets held for sale included in current assets at the end of the third quarter of 2001 were approximately $27 million, consisting of $17 million of distribution operating units and $10 million of retail stores.

We recorded a $101 million pre-tax charge in the third quarter of 2000 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: $1 million was included in net sales related to rent income impairment due to division closings; $11 million was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operating units and moving and training costs; $6 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $83 million was included in the impairment/restructuring line. The third quarter charge consisted of the following components:

o Impairment of assets of $81 million. The impairment components were $3 million for goodwill and $78 million for other long-lived assets. All of the goodwill charge was related to a conventional retail store acquisition in May of 1999.

o Restructuring charges of $2 million. The restructuring charges consisted primarily of severance related expenses due to the consolidation of certain administrative departments. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $18 million. These costs consisted primarily of inventory markdowns for clearance for closed operating units, disposition related costs recognized on a periodic basis and other costs.

The charge for the third quarter of 2000 relates to our business segments as follows: $8 million relates to the distribution segment and $77 million relates to the retail segment with the balance relating to support services expenses.

We recorded a pre-tax charge of $211 million in the first three quarters of 2000 as a result of the strategic plan. The charge was included on several lines of the Consolidated Condensed Statements of Operations: $2 million was included in net sales related primarily to rent income impairment due to division closings; $46 million was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operating units, moving and training costs, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $16 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis; and the remaining $146 million was included in the impairment/restructuring line related to impairment and restructuring charges as described below. The charge for the first three quarters consisted of the following components:

o Impairment of assets of $84 million. The impairment components were $3 million for goodwill and $81 million for other long-lived assets. All of the goodwill charge was related to an acquisition in May of 1999.

o Restructuring charges of $63 million. The restructuring charges consisted of severance related expenses and pension withdrawal liabilities for the closings of the York and Philadelphia distribution facilities which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. Additionally, the charge consisted of severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. The restructuring charges also consisted of operating lease liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $64 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

The charge for the first three quarters of 2000 relates to our business segments as follows: $66 million relates to the distribution segment and $104 million relates to the retail segment with the balance relating to support services expenses.

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

9. The Financial Accounting Standards Board (FASB) recently issued SFAS No. 142 -- Goodwill and Other Intangible Assets. One of the provisions of this standard is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill and intangible assets with indefinite lives would not be amortized to earnings over a period of time. Instead, these amounts would be reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value. We are studying the impact that SFAS 142 will have on our financial statements and planning to implement it in fiscal year 2002, as required.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of October 6, 2001, and the related condensed consolidated statements of operations for the 12 and 40 weeks ended October 6, 2001 and September 30, 2000 and condensed consolidated statements of cash flows for the 40 weeks ended October 6, 2001 and September 30, 2000. These financial statements are the responsibility of the company's management.

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

Dallas, Texas
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We recorded net income for the third quarter of 2001 of $19 million and net income for the first three quarters of 2001, after an extraordinary charge of $3 million related to the early retirement of debt, of $18 million. Adjusted EBITDA for the third quarter of 2001 was $110 million and $354 million for the first three quarters of 2001. That represents a 3% increase in the third quarter and a 5% increase in the first three quarters of 2001 compared to the same time periods in 2000. Excluding the impact of retail operations divested, in transition, or in development, adjusted EBITDA increased 14.7% to $115 million from $101 million. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO adjustments and one-time adjustments (e.g., strategic plan charges and specific litigation charges). Adjusted EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe adjusted EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

The following table sets forth the calculation of adjusted EBITDA:

                                                12 WEEKS ENDED                 40 WEEKS ENDED
                                           OCTOBER 6,   SEPTEMBER 30,     OCTOBER 6,  SEPTEMBER 30,
                                             2001           2000            2001          2000
                                           ----------   -------------     ----------  -------------
Net income (loss) before
    extraordinary charge                     $  19         $ (46)          $  21         $ (85)
Add back:
    Taxes on income (loss)                      12           (28)             15           (54)
    Depreciation/amortization                   39            38             126           130
    Interest expense                            35            40             127           131
    Equity investment results                    1             2               1             6
    LIFO adjustments                            (2)            1              (3)            6
                                             -----         -----           -----         -----
       EBITDA                                  104             7             287           134
Add back non-cash strategic
    plan and one-time items *                   (1)           84             (13)           96
                                             -----         -----           -----         -----
       EBITDA excluding non-cash
          strategic plan charges               103            91             274           230
Add back strategic plan and
    one-time items requiring cash                7            16              80           108
                                             -----         -----           -----         -----
       Adjusted EBITDA                         110           107             354           338

Less retail operations in transition,
    in development, or discontinued             (5)            6              11            32
                                             -----         -----           -----         -----
       Adjusted EBITDA
          from core operations               $ 115         $ 101           $ 343         $ 306
                                             =====         =====           =====         =====

* Excludes amounts already added back for depreciation/amortization of $7 million for 40 weeks of 2000; interest expense of $3 million for the 40 weeks of 2001; and immaterial amounts for equity investment results.


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

We have substantially completed our strategic plan. Total net charges of approximately $20 million are estimated for the full year 2001. The remaining charges represent anticipated exit costs that cannot be expensed until incurred. Charges after 2001 are expected to be minimal.

The third quarter of 2001 included a pre-tax charge related to the strategic plan of $6 million ($4 million after-tax or $0.07 per share). The charge included non-cash impairment adjustments of asset values and cash costs for severance related and other expenses.

The third quarter of 2000 included a pre-tax charge related to the strategic plan of $101 million ($60 million after-tax or $1.53 per share). The charge included severance related expenses due to consolidation of certain administrative departments, operating lease liabilities, inventory markdowns for clearance for closed operations, and impairment of asset values. We also recorded a $9 million gain from the sale of a facility, $10 million in charges relating to closing certain company-owned retail stores, and $2 million net income from litigation settlements, netting to less than $1 million of income ($1 million after-tax or $.02 per share). The full impact of the strategic plan charges, gain on sale of facility, charges relating to closing certain company-owned retail stores, and net income from litigation settlements was $100 million expense ($61 million after-tax or $1.53 per share which includes a $.03 per share impact due to converting from basic to diluted weighted average shares).

The first three quarters of 2001 included a pre-tax charge related to the strategic plan of $19 million ($11 million after-tax or $0.25 per share). The charge included non-cash impairment adjustments of asset values, inventory markdowns for clearance for closed operations, and cash costs for severance related and other expenses. We also recorded approximately $49 million in litigation settlement charges and net additional interest expense of approximately $2 million due to the early retirement of debt, netting to $50 million ($30 million after-tax or $.67 per share). The full impact of the strategic plan charges, litigation charges and net additional interest expense was $69 million ($41 million after-tax or $.92 per share). An extraordinary charge from the early retirement of debt of $6 million ($3 million after-tax or $.08 per share) was also recorded.

The first three quarters of 2000 included a pre-tax charge related to the strategic plan of $211 million ($125 million after-tax or $3.23 per share). The charge included severance related expenses due to consolidation of certain administrative departments, operating lease liabilities, inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, and impairment of asset values. We also recorded a $9 million gain from the sale of a facility, $10 million in charges relating to closing certain company-owned retail stores, and $2 million net income from litigation settlements, netting to less than $1 million of income ($1 million after-tax or $.02 per share). The full impact of the strategic plan charges, gain on sale of facility, charges relating to closing certain company-owned retail stores, and net income from litigation settlements was $210 million expense ($126 million after-tax or $3.25 per share which includes a $.01 per share impact due to converting from basic to diluted weighted average shares).

Adjusted EBITDA from core operations in the above table reflects results after excluding the impact of retail operations divested, in transition, and in development stages.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding the company's net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:


                                               OCTOBER 6,   SEPTEMBER 30,
FOR THE 12 WEEKS ENDED                             2001         2000
----------------------                         ----------   -------------
Net sales                                       100.00 %      100.00 %

Gross margin                                      6.79          9.49
Less:
Selling and administrative                        5.22          8.13
Interest expense                                  0.88          1.25
Interest income                                  (0.14)        (0.20)
Equity investment results                         0.02          0.07
Impairment/restructuring charge                   0.04          2.61
Litigation credit                                   --         (0.06)
                                                 -----         -----

Total expenses                                    6.02         11.80
                                                 -----         -----

Income (loss) before taxes                        0.77         (2.31)
Taxes on income (loss)                            0.30         (0.89)
                                                 -----         -----

Net income (loss)                                 0.47 %       (1.42)%

                                               OCTOBER 6,   SEPTEMBER 30,
FOR THE 40 WEEKS ENDED                            2001         2000
----------------------                         ----------   -------------
Net sales                                       100.00 %      100.00 %

Gross margin                                      7.76          9.35
Less:
Selling and administrative                        6.33          8.26
Interest expense                                  1.09          1.22
Interest income                                  (0.18)        (0.23)
Equity investment results                         0.01          0.05
Impairment/restructuring charge (credit)         (0.22)         1.35
Litigation charge (credit)                        0.42         (0.02)
                                                 -----         -----

Total expenses                                    7.45         10.63
                                                 -----         -----

Income (loss) before taxes                        0.31         (1.28)
Taxes on income (loss)                            0.13         (0.50)
                                                 -----         -----

Income (loss) before extraordinary charge         0.18 %       (0.78)%
                                                 -----         -----

NET SALES.

Net sales for the third quarter (12 weeks) of 2001 increased by $824 million, or 25.8%, to $4.0 billion from the same period in 2000. Year to date, net sales increased by $822 million, or 7.6%, to $11.6 billion from the same period in 2000.

Net sales for the distribution segment increased by 41.3% for the third quarter of 2001 to $3.5 billion compared to $2.5 billion in 2000. Year to date, net sales increased by 18.0% to $9.8 billion compared to $8.3 billion in 2000. Approximately one-fourth of the 40% sales growth in the third quarter was attributable to growth in distribution sales from a wide variety of new-channel and conventional customers. New-channel customers, including convenience stores, supercenters, limited assortments stores, drug stores, and self-distributing chains, are an important part of the our strategic growth plan and collectively represent approximately one-half of our distribution customer base. The remainder of the sales growth was attributable to the implementation of new business resulting from the recently announced Kmart alliance.

Kmart Corporation, our largest customer, accounted for 27% and 10% of our total net sales in the third quarter of 2001 and 2000, respectively. Sales to Kmart accounted for 18% and 10% of our total net sales for the year-to-date periods ended October 6, 2001, and September 30, 2000, respectively. We expect annual sales to Kmart for 2001 to be approximately $2.6 billion, with an increase to approximately $4.5 billion in 2002.

Retail segment sales for the third quarter of 2001 decreased $209 million, or 30.2%, to $484 million from the same period in 2000. Year to date, retail segment sales decreased $675 million, or 26.8%, in 2001 to $1.8 billion from the same period in 2000. The decrease in sales was due to the continued disposition of conventional retail stores in order to increase focus on our price-impact retail stores. During the first three quarters of 2001, we sold or closed our remaining 96 conventional retail stores and opened 10 Yes!Less stores and 10 price impact stores, including four remodeled former Sentry stores. Excluding the impact of retail operations in transition or divested, sales increased by 20.7%. Comparable store sales for the continuing operations were up 1.5 percent for the quarter.

GROSS MARGIN.

Gross margin for the third quarter of 2001 decreased by $30 million, or 9.9%, to $273 million from $303 million for the same period in 2000, and also decreased as a percentage of net sales to 6.79% from 9.49% for the same period in 2000. Year to date, gross margin decreased by $108 million, or 10.7%, to $.9 billion from $1.0 billion for the same period in 2000, and also decreased as a percentage of net sales to 7.76% from 9.35% for the same period in 2000. After excluding the strategic plan charges, gross margin for the third quarter of 2001 decreased by $31 million, or 10.1%, compared to the same period in 2000, and decreased as a percentage of net sales to 6.84% from 9.59% for the same period in 2000. Year to date, gross margin, after excluding the strategic plan charges, decreased by $118 million, or 11.2%, compared to the same period in 2000, and decreased as a percentage of net sales to 8.01% from 9.72% for the same period in 2000. The decrease in gross margin rate was an expected result of the change in sales mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, after excluding strategic plan charges, gross margin as a percentage of gross distribution sales declined by 56 basis points for the third quarter of 2001, as expected, reflecting the increase in Kmart business, which is lower margin, but improved by 3 basis points for the year-to date period compared to the same periods in 2000, reflecting the benefits of centralizing procurement and increasing warehouse productivity. For the retail segment, after excluding strategic plan charges, gross margin as a percentage of net retail sales decreased for the third quarter of 2001 by 130 basis points and decreased for the year-to-date period of 2001 by 29 basis points, compared to the same periods in 2000. The decreasing margin reflects our transition out of conventional retail and into price-impact retail which has lower shelf prices and gross margins.

For the distribution segment, the strategic plan charges decreased in 2001 for both the third quarter and year-to-date periods compared to the same periods in 2000 primarily due to reduced recruiting and training expenses in 2001 after completing most of the centralization of procurement in 2000, and additional depreciation and amortization in 2000 of assets to be disposed of but not yet held for sale. Strategic plan charges for the retail segment decreased in the third quarter of 2001 compared to the same period in 2000 and increased for the year-to-date period comparison. Both changes were primarily due to inventory markdowns for clearance for closed operations.

SELLING AND ADMINISTRATIVE EXPENSES.

Selling and administrative expenses for the third quarter of 2001 decreased by $50 million, or 19.3%, to $210 million from $260 million for the same period in 2000 and decreased as a percentage of net sales to 5.22% for 2001 from 8.13% in 2000. Year to date, selling and administrative expenses decreased by approximately $158 million, or 17.6%, to $736 million in 2001 from $894 million for the same period in 2000 and decreased as a percentage of net sales to 6.33% for 2001 from 8.26% in 2000. After excluding the strategic plan charges and a $10 million charge related to closing certain company-owned retail stores, selling and administrative expenses for the third quarter of 2001 decreased by $37 million, or 15.1%, compared to the same period in 2000, and decreased as a percentage of net sales to 5.14% from 7.64% for the same period in 2000. Year to date, selling and administrative expenses, after excluding the strategic plan charges, decreased in 2001 by $146 million, or 16.8%, compared to the same period in 2000, and decreased as a percentage of net sales to 6.20% from 8.03% for the same period in 2000. The sales of the distribution segment represent a larger portion of total company sales than the retail segment, and the distribution segment has lower operating expenses as a percentage of sales than the retail segment.

For the distribution segment, after excluding strategic plan charges, selling and administrative expenses as a percentage of gross sales improved for the third quarter of 2001 by 28 basis points and year to date by 19 basis points, both compared to the same periods in 2000, due to leveraging the effect of sales growth and low cost pursuit initiatives. For the retail segment, after excluding strategic plan charges and a $10 million charge relating to closing certain company-owned retail stores, selling and administrative expenses as a percentage of retail sales also improved for the third quarter of 2001 by 197 basis points and year to date by 194 basis points, both compared to the same periods in 2000, due to our shift in focus from conventional retail to price-impact retail, a format that has lower operating expense levels than conventional retail. The strategic plan charges for distribution were relatively flat. The strategic plan charges for retail were higher in the third quarter and year-to- date periods of 2001 compared to the same periods in 2000 due to costs associated with closing conventional retail stores.

Support services expense increased in the quarter and year-to-date periods of 2001 compared to the same periods of 2000 primarily due to centralizing certain administrative functions from the distribution and retail segments. Strategic plan charges were lower in 2001 due to reduced severance related expenses, moving costs, and professional fees in connection with carrying out our strategic plan.

OPERATING EARNINGS.

Operating earnings for the distribution segment increased significantly for the third quarter of 2001 to $100 million from $80 million for the same period of 2000. Year to date, operating earnings also increased from the same period in 2000, to $310 million in 2001 from $224 million in 2000. After excluding strategic plan charges and one-time items, operating earnings for the third quarter of 2001 increased by $23 million, or 28.7%, to $102 million from $79 million for the same period of 2000. Year to date, operating earnings, after excluding the strategic plan charges and one-time items, increased by $71 million, or 28.5%, to $319 million in 2001 from $248 million for the same period of 2000.

Operating earnings for the retail segment increased by $9 million to $15 million for the third quarter of 2001 from $6 million for the same period of 2000. Year to date, operating earnings increased $7 million to $42 million in 2001 from $35 million in 2000. After excluding the strategic plan charges and one-time items, operating earnings decreased by $2 million to $17 million in the third quarter of 2001 from $19 million for the same period of 2000 and increased by $15 million year to date to $73 million in 2001 from $58 million in 2000.

Support services expenses increased in the third quarter of 2001 compared to the same period of 2000 by $10 million to $52 million from $42 million. Year to date, support services expenses increased by $43 million to $185 million in 2001 from $142 million in 2000. After excluding strategic plan charges, support services expenses increased by approximately $14 million to $51 million in the third quarter of 2001 from $37 million for the same period of 2000 and increased by approximately $58 million year to date to $181 million in 2001 from $123 million in 2000.

Operating earnings net improvement is described in detail by segment in Net sales, Gross margin, and Selling and administrative expenses sections above.

INTEREST EXPENSE.

Interest expense for the third quarter of 2001 of $35 million decreased $5 million compared to the same period in 2000, primarily resulting from lower average interest rates. Year to date, interest expense decreased approximately $5 million to $127 million in 2001 from $132 million in 2000, resulting from lower average interest rates. The $127 million in 2001 included $3 million of interest expense related to the early retirement of debt which was recorded during the first quarter of 2001.

INTEREST INCOME.

Interest income of approximately $5 million for the third quarter of 2001 was less than $1 million lower than the same period of 2000, and year-to-date interest income of $21 million in 2001 was $5 million lower than the same period in 2000. The reductions were primarily due to reduced customer and other interest-bearing receivable balances. The $21 million in 2001 included $1 million of interest income related to the early retirement of debt which was recorded during the first quarter of 2001.

EQUITY INVESTMENT RESULTS.

Our portion of results from equity investments improved by $1 million for the third quarter of 2001 to a net loss less than $1 million. Year to date, equity investment results improved by $5 million to reflect a loss less than $1 million in 2001 compared to a $6 million loss in 2000.

IMPAIRMENT/RESTRUCTURING CHARGE.

The pre-tax charge recorded in the Consolidated Condensed Statements of Operations (associated with the implementation of our strategic plan announced in 1998) was $6 million for the third quarter of 2001 compared to $101 million for the same period of 2000. The $6 million charge in 2001 was recorded with $1 million of charges reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. The $101 million charge in 2000 was recorded with $83 million reflected in the impairment/restructuring line and the balance reflected in other financial statement lines.

Year to date, the pre-tax charge was $19 million for 2001 compared to $211 million for the same period of 2000. The $19 million charge in 2001 was recorded with $26 million of income reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. The $211 million charge in 2000 was recorded with $147 million reflected in the impairment/restructuring line and the balance reflected in other financial statement lines. See "General" above and Note 8 in the notes to the consolidated condensed financial statements for further discussion regarding the strategic plan.

LITIGATION CHARGES.

During the first two quarters of 2001, we recorded litigation settlements and other related pre-tax expenses totaling $49 million related to agreements in principle to settle the Storehouse Markets, Inc., et al., Don's United Super, et.al., Coddington Enterprises, Inc., et.al, J&A Foods, Inc. et. al., R&D Foods, Inc. et.al., and Robandee United Super, Inc., et.al., and other cases. During the third quarter of 2000, we recorded $2 million of net income in settlements relating to other cases. See Note 6 in the notes to the consolidated condensed financial statements and Legal Proceedings for further discussion regarding these litigation charges.

TAXES ON INCOME.

The effective tax rates for the 40 weeks of 2001 and 2000 were 41.3% (before extraordinary charge) and 39.1%, respectively. These were both blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these items during the year. The tax amount for the third quarter of both years was derived using the 40 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 28 weeks of the year.

EXTRAORDINARY CHARGE.

We reflected an extraordinary after-tax charge of $3 million ($6 million pre-tax) in the first quarter of 2001 due to the early retirement of debt. See
Note 7 in the notes to the consolidated condensed financial statements for further discussion regarding the debt retirement.

CERTAIN ACCOUNTING MATTERS.

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 142 -- Goodwill and Other Intangible Assets. One of the provisions of this standard is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill and intangible assets with indefinite lives would not be amortized to earnings over a period of time. Instead, these amounts would be reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value. We are studying the impact that SFAS 142 will have on our financial statements and planning to implement it in fiscal year 2002, as required. Goodwill amortization impacted the diluted per share amount for the third quarter of 2001, excluding the strategic plan charges, litigation charges, and net additional interest expense due to the early retirement of debt by $0.08 per share. Year to date in 2001, goodwill amortization impacted the diluted per share amount, excluding the strategic plan charges, litigation charges, and net additional interest expense due to the early retirement of debt, by $0.31 per share.

The FASB Emerging Issues Task Force (EITF) reached a consensus on EITF 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 provides guidance on income statement classification on consideration paid to a reseller of a vendor's products. EITF 00-25 will be implemented by the end of 2001, as required. We anticipate EITF 00-25 will provide for certain reclassifications of revenues and cost of sales within our financial statements with no effect on gross margin or earnings.

The FASB recently issued SFAS No. 141 -- Business Combinations. We are planning to apply SFAS 141 to all business combinations initiated after June 30, 2001. The FASB recently issued SFAS No. 143 - Accounting for Asset Retirement Obligations. We are studying the impact that SFAS 143 has on our financial statements and planning to implement it in the fiscal year after June 15, 2002, as required. We have not determined the impact on our financial statements from adopting these new standards. The FASB recently issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. We are studying, and have not yet determined, the impact of this statement on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the year-to-date period ended October 6, 2001, our principal sources of liquidity were borrowings under our credit facility and the proceeds from the sale of certain assets. Our principal source of capital, excluding shareholders' equity, was the issuance of bonds in the capital markets.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.

Net cash expended by operating activities was $145 million for the three quarters ended October 6, 2001 compared to a $27 million source of cash for the same period in 2000. The use of cash was for working capital primarily due to a planned increase of approximately $150 million in inventory related to the additional Kmart business, as well as the investment in trade receivables for new and acquired customers.

Cash requirements related to the implementation and completion of the strategic plan (on a pre-tax basis) were $58 million for the three quarters ended October 6, 2001 and are currently expected to be $71 million for the full year 2001. We believe working capital reductions and increased earnings related to the successful implementation of the strategic plan will provide more than adequate cash flows to cover all of these costs.

NET CASH USED IN INVESTING ACTIVITIES.

Total investment-related activity resulted in a $138 million use of cash for the three quarters ended October 6, 2001 compared to a $7 million use of cash in the same period of 2000. Cash expended for the purchases of businesses totaled $121 million in the first three quarters of 2001 compared to $2 million in the same period of 2000 and cash expended for property and equipment totaled $169 million in the first three quarters of 2001 compared to $108 million in the same period of 2000. Capital expenditures of property and equipment are projected to be $225 million for the full year of 2001. The cash expenditures were partially offset by proceeds from asset sales.

NET CASH PROVIDED BY FINANCING ACTIVITIES.

Net cash generated by financing activities was $296 million for the first three quarters of 2001 compared to $22 million for the same period last year.

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

At the end of the third quarter of 2001, outstanding borrowings under the credit facility totaled $129 million of term loans, $420 million of revolver loans, and $53 million of letters of credit.

On October 15, 2001, we sold an additional $150 million of our existing 10 5/8% senior subordinated notes due 2007. The proceeds were used to pay down our revolver loans. Pro forma for this sale, we would have had $277 million of additional borrowing capacity under the revolver as of October 6, 2001.

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

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that (a) project or offer guidance regarding earnings, revenues, or other financial results, (b) depend on future events for their accuracy, or (c) rely upon projections and assumptions which may prove to be inaccurate. These forward-looking statements and our business and prospects are subject to a number of factors that could cause actual results to differ materially, including: the ability to achieve the expected synergies and anticipated cost savings from the Kmart alliance; unanticipated transition and costs related to the Kmart alliance; the ability to obtain capital or obtain it on acceptable terms; unanticipated problems with product procurement; adverse effects of the changing industry environment and increased competition; sales declines and loss of customers; exposure to litigation and other contingent losses; failure to achieve the expected results of the strategic plan; the inability to integrate acquired companies and to achieve operating improvements at those companies; increases in labor costs and disruptions in labor relations with union bargaining units representing our associates; and negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other risk factors are described in our Securities and Exchange Commission reports, including but not limited to the 10-K Report for the 2000 fiscal year. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

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

SUMMARY OF DEBT OBLIGATIONS

                                           FAIR         FAIR              MATURITIES OF PRINCIPAL BY FISCAL YEAR
                                         VALUE AT     VALUE AT    ----------------------------------------------    THERE
                                        12/30/2000   10/6/2001    2001      2002      2003       2004      2005     AFTER
                                        ----------   ---------    ----      ----      ----       ----      ----     -----
Debt with variable interest rates
   Principal payable                       $ 427       $  542     $ --      $ 40       $460     $  50     $ --     $  --
   Average variable rate payable             8.1%         5.7%     Based on LIBOR plus a margin

Debt with fixed interest rates
   Principal payable                       $ 668       $1,022     $ --      $ --       $ --     $ 250     $ --     $ 764
   Average fixed rate payable               10.6%         9.7%     5.6%      6.5%       5.1%     10.5%      --       9.3%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Class Action Suits. In 1996, we and certain of our present and former officers and directors were named as defendants in nine purported class action suits filed by certain stockholders. All cases were filed in the United States District Court for the Western District of Oklahoma and in 1997 were consolidated. The plaintiffs in the consolidated cases sought undetermined but significant damages, and asserted liability for our alleged "deceptive business practices," and our alleged failure to properly account for and disclose the contingent liability created by the David's Supermarkets case, a lawsuit we settled in April 1997 in which David's sued us for allegedly overcharging for products. The plaintiffs claimed that these alleged practices led to the David's case and to other material contingent liabilities, caused us to change our manner of doing business at great cost and loss of profit, and materially inflated the trading price of our common stock.

During 1999, the court dismissed the consolidated stockholder case without prejudice but gave the plaintiffs the opportunity to restate their claims, and they did so in amended complaints. We again filed motions to dismiss all claims. On February 4, 2000, the court dismissed the amended complaint with prejudice. The plaintiffs filed a notice of appeal and on September 7, 2001 the Tenth Circuit affirmed the district court decision. On September 21, 2001, the plaintiffs filed a petition for a full bench rehearing with the Tenth Circuit and such petition was denied by the court in October.

The class action noteholder case previously reported in our second quarter Form 10-Q was settled pursuant to a settlement agreement dated May 25, 2001 and such settlement became final on September 5, 2001.

Don's United Super (and related cases). On September 6, 2001, the parties executed a final settlement agreement in the Don's United Super, Coddington Enterprises, Inc., J&A Foods, Inc., R&D Foods, Inc., and Robandee United Super, Inc., cases. The settlement agreement includes a full release of us from liability to the plaintiffs in these cases; payments by us to the plaintiffs over a 16 month period; the transfer to us of a minority interest in several price-impact stores in Arizona; and lease concessions by us to certain plaintiffs. We recorded a $21 million after-tax charge in the second quarter of 2001 to reflect the total estimated cost of the settlement and other related expenses.

Welsh. In April 2000, the operators of two grocery stores in Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleges product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act. The amended complaint seeks unspecified actual damages, punitive damages, attorneys' fees and pre-judgment and post-judgment interest. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, this case has been transferred to the Western District of Missouri for pre-trial proceedings. No trial date has been set in this case. We will continue to vigorously defend against this claim, but we cannot predict its outcome.

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

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including disputes with the following parties: customers; owners of financially troubled or failed customers; suppliers; landlords; employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; insurance carriers; and tax assessors. Some of the disputes involve substantial amounts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT NUMBER

         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.16 Fourth Amendment dated as of September 7, 2001, to Credit Agreement dated July 25, 1997

         4.17 Amendment No. 1 dated as of October 17, 2001 to Stock and Warrant Purchase Agreement by and between Fleming and U.S. Transportation, LLC dated February 6, 2001

         4.18 Supplement, dated as of September 20, 2001, to the Indenture dated as of July 25, 1997, among Fleming, the Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding 10-5/8% Senior Subordinated Notes due 2007

         4.19 Supplement, dated as of September 20, 2001, to the Indenture dated as of July 25, 1997, among Fleming, the Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding 10-1/2% Senior Subordinated Notes due 2004

         4.20 Indenture, dated as of October 15, 2001, among Fleming, the Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding 10-5/8% Series C Senior Subordinated Notes due 2007

         15 Letter from Independent Accountants as to Unaudited Interim Financial Information

(b) Reports on Form 8-K:

On October 15, 2001, we filed a Form 8-K which announced the issuance of up to $250 million of new subordinated notes in a private placement to refinance existing bank revolver borrowings and also announced the subsequent sale of $150 million of 10 5/8% senior subordinated notes as an add-on to our existing $250 million senior subordinated notes due 2007.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        FLEMING COMPANIES, INC.




November 14, 2001                       /s/ MARK D. SHAPIRO
                                        --------------------------------------
                                        Mark D. Shapiro
                                        Senior Vice President
                                        Finance and Operations Control
                                        (Duly Authorized Officer of Registrant
                                        and Principal Accounting Officer)

                                INDEX TO EXHIBIT


        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.16     Fourth Amendment dated as of September 7, 2001, to Credit
                  Agreement dated July 25, 1997

         4.17     Amendment No. 1 dated as of October 17, 2001 to Stock and
                  Warrant Purchase Agreement by and between Fleming and U.S.
                  Transportation, LLC dated February 6, 2001

         4.18 Supplement, dated as of September 20, 2001, to the Indenture dated as of July 25, 1997, among Fleming, the Subsidiary
                  Guarantors named therein and Manufacturers and Traders Trust
                  Company, as Trustee, regarding 10-5/8% Senior Subordinated
                  Notes due 2007

         4.19 Supplement, dated as of September 20, 2001, to the Indenture dated as of July 25, 1997, among Fleming, the Subsidiary
                  Guarantors named therein and Manufacturers and Traders Trust
                  Company, as Trustee, regarding 10-1/2% Senior Subordinated
                  Notes due 2004

         4.20     Indenture, dated as of October 15, 2001, among Fleming, the
                  Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding 10-5/8% Series C
                  Senior Subordinated Notes due 2007

         15       Letter from Independent Accountants as to Unaudited Interim
                  Financial Information