Form 10-K
period 2001-12-29
FLEMING COMPANIES INC /OK/
filed 2002-03-06
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (Mark One)
            [X] Annual report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 29, 2001

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
     (State of Incorporation)                   (I.R.S. Employer Identification
                                                           Number)

                              1945 Lakepointe Drive
                                  PO Box 299013
                             Lewisville, Texas 75029
                                 (972) 906-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the common stock of Fleming Companies, Inc. held by nonaffiliates is $801 million (based on the New York Stock Exchange closing price on February 25, 2002).

As of February 25, 2002, 44,478,000 shares of common stock were outstanding.

                       Documents Incorporated by Reference

Part III of this report has been incorporated by reference from our 2002 proxy statement in connection with our 2002 annual meeting of shareholders, which the Registrant will file no later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

Fleming is the industry leader in the wholesale distribution of consumable goods, and also has a growing presence in operating "price impact" supermarkets. Through our distribution segment, we distribute products to customers that operate approximately 3,000 supermarkets, 6,800 convenience stores and over 2,000 supercenters, discount stores, limited assortment stores, drug stores, specialty stores and other stores across the United States. At December 29, 2001, our retail segment operated 116 stores, predominantly supermarkets that focus on low prices and high quality perishables. In the fiscal year ended December 29, 2001, we generated total net sales of $15.6 billion.

Our distribution segment net sales were $13.3 billion for 2001, an 18.9% increase over the prior period. Distribution represented approximately 85% of total net sales in 2001. To supply our customers, we have a network of 24 full-line distribution centers and six general merchandise/specialty foods and five convenience store distribution centers that have a total of approximately 21 million square feet of warehouse space.

Our retail segment net sales were $2.3 billion for 2001, which represented approximately 15% of total net sales. Of this amount, $1.9 billion was attributable to continuing operations, which represents a 1.1% increase over the prior period. As of December 29, 2001, we owned and operated 94 price impact supermarkets and five additional supermarkets that we are converting to the price impact format. Price impact supermarkets offer everyday low prices that are typically below the prices of market-leading conventional supermarkets. These stores typically cost less to build, maintain and operate than conventional supermarkets. In addition, we operated 17 limited assortment stores under the yes!LESS(R) banner. Limited assortment stores offer a narrow selection of low-price, private label food and other consumable goods, as well as general merchandise at deep-discount prices.

In recent years, consumers have been shifting their purchases of food and other consumable goods away from conventional full-service grocery stores toward other retail channels, such as price impact supermarkets, discount stores, supercenters, convenience stores, drug stores and ethnic food stores. Since 1998, we have repositioned our distribution segment to become a highly efficient supplier to these retail channels. As a result, our distribution segment has experienced renewed sales growth. In addition, we believe price-sensitive consumers are underserved in the retail grocery market, and we have repositioned our retail segment to expand our presence in the price impact format.

REPOSITIONING OF FLEMING

Since 1998, in the course of implementing our strategic initiatives, we have, among other accomplishments:

         o closed or consolidated 12 distribution centers, which resulted in:

                  -- increased sales per full-line distribution center on a weighted average basis by more than 40% from $389 million in 1998 to $552 million in 2001, and

                  -- increased sales per full-line distribution center employee on a weighted average basis by 23% from 1998 to 2001;

         o currently centralized approximately 84% of our purchasing operations in our customer support center near Dallas, Texas;

         o centralized our accounting, human resources, information technology and other support services in our shared services center in Oklahoma City, Oklahoma;

         o sold or closed 238 conventional supermarkets through the end of 2001;

         o        opened 40 additional price impact supermarkets; and

         o instituted a "culture of thrift" among our employees, in part through our Low Cost Pursuit Program.

We believe these initiatives have lowered our cost structure, improved the economics we can offer our traditional retail customers and strengthened our appeal to new channel retailers. We believe these improvements have been the key to our ability to increase distribution segment sales for the last eight consecutive quarters (year-over-year comparisons). We added approximately $1.6 billion (pro forma for acquisitions) in gross annualized distribution segment sales from both new channel retailers and our traditional supermarket customers in 2001.

OUR DISTRIBUTION SEGMENT

Our distribution segment sells food and non-food products to supermarkets, convenience stores, supercenters, discount stores, limited assortment stores, drug stores, specialty stores and other stores across the United States. Net sales for our distribution segment were $13.3 billion for fiscal 2001, excluding sales to our own retail stores. Sales to our own retail stores totaled $1.2 billion during fiscal 2001.

Customers Served. Our distribution segment serves a wide variety of retail operations located in all 50 states, the Caribbean and the South Pacific. The segment serves customers operating as conventional supermarkets (averaging approximately 23,000 total square feet), superstores (supermarkets of 30,000 square feet or more), supercenters (a combination of discount store and supermarket encompassing 110,000 square feet or more), warehouse stores ("no-frills" operations of various large sizes), combination stores (which have a high percentage of non-food offerings) and convenience stores (generally under 4,000 square feet and offering only a limited assortment of products).

Our top ten customers accounted for approximately 27% of our total net sales during 2001. Kmart Corporation, our largest customer, represented approximately 20% of our total net sales in 2001. No other single customer represented more than 2% of our 2001 net sales. In February 2001, we announced a ten-year distribution agreement under which we supply to Kmart substantially all of the food and consumable products in all current and future Kmart and Kmart supercenter stores in the United States and the Caribbean. Shipments under this new supply agreement began in April 2001, with full implementation in July 2001. This supply arrangement includes grocery, frozen, dairy, packaged meat and seafood, produce, bakery/deli, fresh meat, cigarettes, tobacco and candy.

Pricing. The distribution segment uses market research and cost analyses as a basis for pricing its products and services. We have three basic marketing programs for our distribution business: FlexMate, FlexPro and FlexStar.

The FlexMate marketing program prices product to customers at a quoted sell price, a selling price established by us that might include a mark-up. Under the FlexPro and FlexStar programs, grocery, frozen and dairy products are priced at their net acquisition value, which is generally comparable to the net cash price paid by the distribution segment. Customers pay fees for specific activities related to the selection and distribution of products. Certain vendor allowances and service income are passed through to the customer under the FlexPro and FlexStar programs, but service charges are different between the two programs.

Kmart product pricing for grocery, frozen, dairy, produce, packaged meat, bakery and deli products follows the FlexPro/FlexStar pricing methodology, using net acquisition value and passing through vendor allowances. Random weight meat and deli products are priced at our last received cost. Certain other items are priced at net acquisition value plus a negotiated fee. In addition, Kmart pays us a logistics fee equal to a percentage of purchases, based on volume, and a negotiated fixed annual procurement fee.

Private Label. Fleming's private label brands are Fleming-owned brands that we offer exclusively to our customers. Our predominant brand is BestYet, and we also market a small number of products under the Comida Sabrosa and Exceptional Value brands. Private label lines offer quality products that are equal or superior in quality to comparable nationally advertised brands and value brand products at more competitive prices. As part of our Kmart distribution agreement, Kmart has adopted our BestYet private label program in its Kmart and Kmart supercenter stores and pays fees to us based on brand management. We believe our private label brands generate higher margins for us and for our customers than nationally advertised brands and other value brand products because we are able to acquire them at lower costs.

Controlled labels are offered only in stores operating under specific banners (which may or may not be controlled by us). Controlled labels are products for which we have exclusive distribution rights to a particular customer or in a specific region. We offer two controlled labels, IGA and Piggly Wiggly brands, which are national quality brands.

Procurement. We have currently centralized approximately 84% of our merchandise procurement in our customer support center near Dallas, Texas. This makes more efficient use of our procurement staff, improves buying efficiency for us and selling efficiency for our suppliers and reduces the cost of goods. We believe our customer support center near Dallas is one of the largest volume-buying locations of consumable goods in the United States. We believe that our centralized purchasing capabilities and the volume discount pricing we have achieved are valuable to national retailers as well as the smaller, independent retailers that make up our traditional customer base. We make a small percentage of our procurement decisions at the distribution center level where local market needs and trends can best be addressed, such as decisions regarding local brand or niche products, and where transportation costs may be minimized.

Retail Services and Franchising. Retail services are marketed, priced and delivered separately from other distribution operations. Our retail services marketing and sales personnel look for opportunities to cross-sell additional retail services as well as other distribution segment products to their customers. Through our retail account executive, or RAE, programs, we become closely involved in the strategic planning and long-term success of our customers. Incentive compensation for our RAEs is based on the performance of the customers they serve. We also license from third parties for our own use or grant franchises to retailers to use certain registered trade names.

Acquisitions. In April 2001, we acquired Minter-Weisman Co., a wholesale distribution company serving over 800 convenience stores in Minnesota, Wisconsin and surrounding states. In September 2001, we acquired certain assets and inventory of Miller & Hartman South, LLC, a wholesale distributor serving over 1,800 convenience stores in Kentucky and surrounding states. During August 2001, we facilitated the third-party purchase of 36 stores located in New Mexico and Texas from Furrs Supermarkets, most of which were purchased by Fleming-supplied independent operators.

Facilities and Transportation. Our distribution segment operates 24 full-line distribution centers which are responsible for the distribution of national brands and private label Fleming brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of related food and non-food items. Six general merchandise and specialty food operating units distribute health and beauty care items and other items of general merchandise as well as specialty foods. Five warehouse facilities serve convenience stores. All facilities are equipped with modern material handling equipment for receiving, storing and shipping large quantities of merchandise. Our distribution centers comprise approximately 21 million square feet of warehouse space. Additionally, the distribution segment rents, on a short-term basis, approximately 904,000 square feet of off-site temporary storage space. Transportation arrangements and operations vary by distribution center and may vary by customer.

Capital Invested in Customers. As part of our services to retailers, we provide capital to certain customers by extending credit for inventory purchases, by becoming primarily or secondarily liable for store leases, by leasing equipment to retailers and by making secured loans to customers:

         o Extension of Credit for Inventory Purchases. Customary trade credit terms are usually the day following statement date for customers on FlexPro or FlexStar and up to seven days for other marketing plan customers. Convenience store trade credit terms average approximately 14 days.

         o Store and Equipment Leases. We lease stores for sublease to certain customers. At December 29, 2001, we were the primary lessee of approximately 600 retail store locations subleased to and operated by customers. We also lease a substantial amount of equipment to retailers.

         o Secured Loans and Lease Guarantees. We selectively make loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, have personal guarantees, bear interest at rates above the prime rate, and are for terms of five to ten years. Loans are approved by our business development committee following written approval standards. We believe our loans to customers are illiquid and would not be investment grade if rated. From time to time, we also guarantee the lease obligations of certain of our customers.

RECENT DEVELOPMENTS

On January 22, 2002, Kmart and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Kmart, our largest customer, accounted for 20% of our net sales in 2001 and 10% of our net sales in 2000. Kmart has announced that it will disclose its store closure plan in March 2002. See Risk Factors in Management's Discussion and Analysis.

OUR RETAIL SEGMENT

As of December 29, 2001, our retail segment operated 116 supermarkets, including 99 price impact supermarkets primarily under the Food 4 Less and Rainbow Foods banners. In addition, we operated 17 limited assortment stores under the yes!LESS banner, 11 of which we opened in 2001.

As part of our strategic plan, we sold or closed 238 of our conventional format supermarkets to focus resources on growing our price impact and limited assortment stores. The following chart illustrates the number of supermarkets and limited assortment stores we operated as of the dates indicated:


                                         December 29,     December 30,     December 25,     December 26,
                                             2001             2000             1999             1998
                                         ------------     ------------     ------------     ------------
Continuing Stores
Price Impact(1) ....................               99               74               71               57
Limited Assortment .................               17                6               --               --
                                         ------------     ------------     ------------     ------------
  Subtotal .........................              116               80               71               57
Non-Strategic Stores ...............               --              107              171              228
                                         ------------     ------------     ------------     ------------
  Total ............................              116              187              242              285
                                         ============     ============     ============     ============


--------
(1) The number of price impact stores at December 29, 2001 includes five Sentry Foods stores that we are converting to the price impact format in early 2002.

Price Impact Supermarkets. As of December 29, 2001, our retail segment owned and operated 94 price impact supermarkets, of which 42 are located in Minnesota, 26 in Northern California, eight in Wisconsin, seven in the Salt Lake City, Utah area, six in Texas, four in the Phoenix, Arizona area, and one in Las Cruces, New Mexico. We also owned and operated five Sentry Food Stores in Wisconsin, two of which have been converted to the price impact format since year-end and three that we are converting in the next few months. Our price impact stores average approximately 45,000 square feet and offer deep-discount, everyday low prices well below those offered by conventional supermarkets and carry prices for grocery products that are also generally lower than supercenters. Our price impact supermarkets are particularly known for their quality meat and produce offerings. Our price impact supermarkets that have been open at least one year generated average weekly sales of approximately $450,000 per store for the year ended December 29, 2001.

Our price impact supermarkets serve price-sensitive middle-income consumers who may have larger-than-average families. These stores have a wider trade area than conventional supermarkets yet are generally more convenient to shop than supercenters. Our price impact supermarkets offer name-brand food and consumable goods at significantly lower prices than conventional format retail store operators because of the many low-cost features of our stores. These features include: offering a reduced number of product selections, focusing on popular, name-brand products and product categories; employing flow-through distribution methods that reduce product storage and handling expense; and minimizing store operating costs.

These stores do not cost as much as conventional stores to construct and maintain, as price impact stores typically feature cement floors, cinder block walls and exposed ceilings which combine the typically separate storage and display areas. In addition, the efficiencies in the store design and operations result in lower overall operating expenses. Because price impact stores cost less to build and maintain than conventional supermarkets, we expect to be able to grow our price impact supermarket operations while incurring lower capital expenditures.

We believe price-sensitive consumers are underserved on a nationwide basis. We believe the success of our price impact stores is based on an underserved trade area and does not require significant market share. As a result, we spend less on advertising and marketing for these stores compared to conventional format stores.

Acquisitions. In April 2001, we purchased seven Food 4 Less stores located in Central California from Whitco Foods, Inc. which we continue to operate as price impact stores under the Food 4 Less banner. In August 2001, we purchased five Smith's Food & Drug Stores located in New Mexico and Texas from Kroger Co. which we operate under the Rainbow Foods banner.

Limited Assortment Stores. In 2000, we began to develop our limited assortment retail concept operating under the yes!LESS trade name, operating stores averaging 12,000 to 15,000 square feet of selling space. Our yes!LESS concept is designed to appeal to a needs-based consumer, primarily with low-price private label food and other consumables and an attractive selection of general merchandise products at opening price points. Eleven stores were opened in 2001. As of December 29, 2001, there were 17 yes!LESS retail stores open, 16 in Texas and one in Louisiana.

PRODUCTS

We supply a full line of national brands and Fleming brands, including groceries, meat, dairy and delicatessen products, frozen foods, produce, bakery goods and a variety of general merchandise, health and beauty care and other related items. During 2001, the average number of stock keeping units, or SKUs, carried in full-line distribution centers was approximately 16,000. General merchandise and specialty food operating units carried an average of approximately 20,000 SKUs. SKU's carried by our distribution centers that primarily distribute to convenience stores was approximately 6,000. During 2001, our product mix as a percentage of sales was approximately 61% groceries, 33% perishables and 6% general merchandise.

SUPPLIERS

We purchase our products from numerous vendors and growers. As a large customer with centralized procurement, we are able to secure favorable terms and volume discounts on many of our purchases, leading to lower unit costs. We purchase products from a diverse group of suppliers and believe we have adequate sources of supply for substantially all of our products.

COMPETITION

Our distribution segment operates in a competitive market. Our primary competitors are national, regional and local food distributors and national chains that perform their own distribution. The principal factors on which we compete include price, quality and assortment of product lines, schedules and reliability of delivery and the range and quality of customer services.

The primary competitors of our retail segment supermarkets are national, regional and local grocery chains, as well as supercenters, independent supermarkets, convenience stores, drug stores, restaurants and fast food outlets. Principal competitive factors include price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

INTELLECTUAL PROPERTY

We or our subsidiaries use many trade names registered either by us or by third parties from whom we license the rights to use such trade names at either the federal or state level or a combination of both, such as Piggly Wiggly, PWPETRO, Piggly Wiggly xpress, Super 1 Foods, Festival Foods, Jubilee Foods, Jamboree Foods, MEGAMARKET, Shop 'N Kart, ABCO Desert Market, American Family, Big Star,

Big T, Big Bear, Big Dollar, Buy for Less, County Pride Markets, Rainbow Foods, Red Fox, Sentry, Shop N Bag, Super Duper, Super Foods, Super Thrift, Thriftway and Value King.

We license the Food 4 Less service mark and trade name from Ralph's Grocery Company, a subsidiary of Kroger Co., and have the exclusive right to use and sublicense the name in California excluding certain areas of Southern California. We also have the exclusive license to use and sublicense the name in all other states, excluding certain areas in various states previously licensed to others by Ralph's or its predecessors. Additionally, should the rights to such a previously licensed area terminate, we would automatically obtain the exclusive license for that area. The Food 4 Less license agreement generally provides for protected trade area status for five years after the date that we, our franchisees or Ralph's commit to entering a new market area under the Food 4 Less banner. However, we are not prohibited by the licensing agreement from opening stores under a different trade name in any of these areas.

EMPLOYEES

At December 29, 2001, we had approximately 23,000 full-time and part-time employees, with 11,000 employed by the distribution segment, 10,000 by the retail segment and 2,000 employed in shared services, customer support and other functions.

Approximately 42% of our employees are covered by collective bargaining agreements. Most of these agreements expire at various times throughout the next five years. We consider our employee relations in general to be satisfactory.

ITEM 2. PROPERTIES

The following table sets forth facilities information with respect to our distribution segment:


                                                                              APPROXIMATE
                   LOCATION                                                   SQUARE FEET     OWNED OR LEASED
                   --------                                                   -----------     ---------------
                                                                             (IN THOUSANDS)
  FULL-LINE DISTRIBUTION CENTERS:
  Ewa Beach, HI                                                                    361            Leased
  Ft. Wayne, IN                                                                  1,043            Leased
  Fresno, CA                                                                       828            Owned/Leased
  Garland, TX                                                                    1,175            Owned
  Geneva, AL                                                                       793            Leased
  Kansas City, KS                                                                  937            Leased
  La Crosse, WI                                                                    907            Owned
  Lafayette, LA                                                                    443            Owned
  Lincoln, NE                                                                      516            Leased
  Lubbock, TX                                                                      762            Owned/Leased
  Massillon, OH                                                                    874            Owned
  Memphis, TN                                                                    1,071            Owned/Leased
  Miami, FL                                                                        764            Owned
  Milwaukee, WI                                                                    600            Owned
  Minneapolis, MN                                                                  480            Owned
  Nashville, TN                                                                    941            Leased
  North East, MD                                                                   591            Owned/Leased
  Oklahoma City, OK                                                                671            Leased
  Phoenix, AZ                                                                    1,033            Owned/Leased
  Sacramento, CA                                                                   787            Owned/Leased
  Salt Lake City, UT                                                               555            Owned/Leased
  South Brunswick, NJ                                                              526            Leased
  Superior, WI                                                                     371            Owned
  Warsaw, NC                                                                       672            Owned/Leased
                                                                             ---------
            Total                                                               17,701
  GENERAL MERCHANDISE DISTRIBUTION CENTERS:
  Dallas, TX                                                                       262            Owned/Leased
  King of Prussia, PA                                                              377            Leased
  La Crosse, WI                                                                    163            Owned
  Memphis, TN                                                                      495            Owned/Leased
  Sacramento, CA                                                                   439            Leased
  Topeka, KS                                                                       223            Leased
                                                                             ---------
            Total                                                                1,959
  CONVENIENCE STORE DISTRIBUTION CENTERS:
  Altoona, PA                                                                      172            Owned
  Leitchfield, KY                                                                  169            Owned/Leased
  Marshfield, WI                                                                   157            Owned
  Plymouth, MN                                                                     239            Leased
  Romeoville, IL                                                                   125            Leased
                                                                             ---------
            Total                                                                  862
  TEMPORARY STORAGE:
  Outside storage facilities -- typically rented on
    a short-term basis                                                             904
                                                                             ---------
            Total for distribution                                              21,426
                                                                             =========

In addition to the above, we have five closed distribution facilities in various states and we are actively marketing them.

As of December 29, 2001, our retail segment operated 116 supermarkets in a variety of formats in Arizona, California, Minnesota, New Mexico, Louisiana, Texas, Utah and Wisconsin. Our continuing chains included 94 price impact supermarkets, five supermarkets which we are converting to the price impact format in early 2002, and 17 limited assortment stores. For more information, see the subsection "Our Retail Segment."

Our shared service center office is located in Oklahoma City, Oklahoma. The shared service center occupies leased office space totaling approximately 229,000 square feet. Our customer support center near Dallas, Texas occupies leased office space totaling approximately 153,000 square feet.

We own and lease other significant assets, such as inventories, fixtures and equipment and capital leases.

ITEM 3.  LEGAL PROCEEDINGS

The following paragraphs describe two recently resolved legal proceedings. For additional information see the Litigation Charges and the Contingencies footnotes in the notes to the consolidated financial statements.

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

In February 2000, the court dismissed the plaintiffs' complaint with prejudice. In September 2001 the plaintiff lost their appeal to the Tenth Circuit and in October 2001 their petition for a rehearing to the court was denied. The plaintiffs did not request a review of the judgment of the lower courts to the United States Supreme Court. As a result, all appeals by the plaintiffs are exhausted and the judgment of the courts, as outlined above, will stand unchanged.

Welsh. In April 2000, the operators of two grocery stores in Texas filed an amended complaint in the United States District Court for the Western District of Texas, Pecos Division (Welsh v. Fleming Foods of Texas, L.P.). The amended complaint alleged product overcharges, breach of contract, fraud, conversion, breach of fiduciary duty, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act, and sought unspecified actual damages, punitive damages, attorneys' fees and pre-judgment and post-judgment interest. On December 31, 2001, the parties executed a settlement agreement that resolved all claims related to the case. Fleming is not required to pay any amounts to the plaintiffs pursuant to this settlement.

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

We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including disputes with the following parties: customers; vendors; owners or creditors of financially troubled or failed customers; suppliers; landlords and lessees; employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; insurance carriers; and tax assessors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Fleming common stock is traded on the New York, Chicago and Pacific stock exchanges under the symbol FLM. As of February 25, 2002, approximately 44.5 million outstanding shares were owned by 14,000 shareholders of record and approximately 15,500 beneficial owners whose shares are held in street name by brokerage firms and financial institutions. The high and low common stock prices per share were as follows:



                                 2001                                  2000
                         ---------------------                ----------------------
QUARTER                   HIGH           LOW                   HIGH            LOW
-------                  -------       -------                -------         ------
First                    $ 26.80       $ 10.75                $ 16.25         $ 8.69
Second                     36.14         23.97                  16.56          12.75
Third                      37.89         23.55                  17.63          12.38
Fourth                     29.60         18.05                  15.06          10.31

Cash dividends on Fleming common stock have been paid for 85 consecutive years. Dividends are generally declared on a quarterly basis with holders as of the record date being entitled to receive the cash dividend on the payment date. Cash dividends of $.02 per share were paid on a quarterly basis in 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for the periods and at the dates indicated. The selected financial data were derived from our consolidated financial statements and accounting records. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                   2001(a)        2000(b)           1999(c)          1998(d)          1997(e)
                                ------------    ------------     ------------     ------------     ------------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales                       $     15,628    $     14,444     $     14,272     $     14,678     $     14,966
Earnings (loss) before
     extraordinary charge                 27            (122)             (45)            (511)              39
Net earnings (loss)                       23            (122)             (45)            (511)              25
Diluted net earnings (loss)
     per common share before
     extraordinary charge               0.60           (3.15)           (1.17)          (13.48)            1.02
Diluted net earnings (loss)
     per common share                   0.52           (3.15)           (1.17)          (13.48)             .67
Total assets                           3,655           3,403            3,573            3,491            3,924
Long-term debt and
     capital leases                    1,760           1,610            1,602            1,503            1,494
Cash dividends declared
     per common share                    .08             .08              .08              .08              .08

See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

(a) The results in 2001 reflect charges totaling $24 million ($25 million after-tax) relating to the strategic plan, $70 million ($42 million after-tax) for unusual items and $6 million ($3 million after-tax) related to an extraordinary charge.

(b) The results in 2000 reflect charges of $309 million ($183 million after-tax) relating to the strategic plan and income of less than $1 million ($1 million loss after-tax) for unusual items.

(c) The results in 1999 reflect charges totaling $137 million ($92 million after-tax) related to the strategic plan and income of $6 million ($3 million after-tax) for unusual items.

(d) The results in 1998 reflect charges totaling $668 million ($543 million after-tax) related to the strategic plan.

(e) The results in 1997 reflect a charge of $19 million ($9 million after-tax) related to an unusual item and $22 million ($13 million after-tax) related to an extraordinary charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report may be forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in the Risk Factors included in this report.

RESULTS OF OPERATIONS FOR 2001, 2000 AND 1999

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:


                                                      2001              2000               1999
                                                  ------------      ------------      ------------

Net sales                                               100.00%           100.00%           100.00%

Gross margin                                              7.61              9.33             10.07

Less:
      Selling and administrative                          6.14              8.22              8.84
      Interest expense                                    1.06              1.21              1.16
      Interest income                                     (.16)             (.23)             (.28)
      Equity investment results                            .01               .06               .07
      Impairment/restructuring charge (credit)            (.15)             1.47               .72
      Litigation charge (credit)                           .31              (.01)               --
                                                  ------------      ------------      ------------

Total expenses                                            7.21             10.72             10.51
                                                  ------------      ------------      ------------

Income (loss) before taxes and
    extraordinary charge                                   .40             (1.39)             (.44)

Taxes on income (loss)                                     .23              (.54)             (.13)
                                                  ------------      ------------      ------------

Income (loss) before extraordinary
    charge                                                 .17%             (.85)%            (.31)%
                                                  ============      ============      ============

Included in amounts reported under generally accepted accounting principles
(GAAP) are charges (credits) related to our strategic plan and certain other unusual items that affect the year-to-year comparisons of operating results. The following tables show which income statement caption these items affected and reconcile our reported gaap amounts to adjusted amounts for 2001, 2000 and 1999. The adjusted amounts are not presentations made in accordance with GAAP and are not a better indicator of our operating performance. We believe the ability to compare GAAP amounts and adjusted amounts on a year-to-year basis is important to understand the impact of these items and the changes in our operations.


(IN THOUSANDS)                                                    ADJUSTMENTS
--------------                                          -----------------------------
                                                          STRATEGIC         UNUSUAL
              2001                         GAAP            PLAN(1)         ITEMS(2)         ADJUSTED
-----------------------------------    ------------     ------------     ------------     ------------
Net sales                              $ 15,627,744     $     (2,740)    $         --     $ 15,625,004

Costs and expenses:
    Cost of sales                        14,437,841          (32,781)          (2,500)      14,402,560
    Selling and administrative              960,590          (17,501)         (17,300)         925,789
    Interest expense                        165,534               --           (2,833)         162,701
    Interest income                         (25,586)              --            1,102          (24,484)
    Equity investment results                 1,533               --               --            1,533
    Impairment/restructuring credit         (23,595)          23,595               --               --
    Litigation charge                        48,628               --          (48,628)              --
                                       ------------     ------------     ------------     ------------

        Total costs and expenses         15,564,945          (26,687)         (70,159)      15,468,099
                                       ------------     ------------     ------------     ------------

Income before taxes                    $     62,799     $     23,947     $     70,159     $    156,905
                                       ============     ============     ============     ============


                                                          STRATEGIC         UNUSUAL
             2000                         GAAP             PLAN(1)          ITEMS(3)        ADJUSTED
-----------------------------------    ------------     ------------     ------------     ------------
Net sales                              $ 14,443,815     $      2,181     $     (8,636)    $ 14,437,360

Costs and expenses:
    Cost of sales                        13,096,915          (56,990)                       13,039,925
    Selling and administrative            1,186,919          (36,550)         (10,426)       1,139,943
    Interest expense                        174,569               --               --          174,569
    Interest income                         (32,662)              --               --          (32,662)
    Equity investment results                 8,034             (315)              --            7,719
    Impairment/restructuring charge         212,845         (212,845)              --               --
    Litigation credit                        (1,916)              --            1,916               --
                                       ------------     ------------     ------------     ------------

        Total costs and expenses         14,644,704         (306,700)          (8,510)      14,329,494
                                       ------------     ------------     ------------     ------------

Income (loss) before taxes             $   (200,889)    $    308,881     $       (126)    $    107,866
                                       ============     ============     ============     ============


                                                         STRATEGIC         UNUSUAL
              1999                         GAAP           PLAN(1)          ITEMS(4)        ADJUSTED
-----------------------------------    ------------     ------------     ------------     ------------
Net sales                              $ 14,272,036     $         94     $     (5,600)    $ 14,266,530

Costs and expenses:
    Cost of sales                        12,834,869          (17,806)                       12,817,063
    Selling and administrative            1,261,631          (15,124)          (8,966)       1,237,541
    Interest expense                        165,180               --               --          165,180
    Interest income                         (40,318)              --            9,157          (31,161)
    Equity investment results                10,243             (832)              --            9,411
    Impairment/restructuring charge         103,012         (103,012)              --               --
                                       ------------     ------------     ------------     ------------

        Total costs and expenses         14,334,617         (136,774)             191       14,198,034
                                       ------------     ------------     ------------     ------------

Income (loss) before taxes             $    (62,581)    $    136,868     $     (5,791)    $     68,496
                                       ============     ============     ============     ============


(1) See the Impairment/Restructuring Charge (Credit) and Related Costs footnote in the notes to the consolidated financial statements.

(2) Includes $19.8 million in charges related to the Kmart bankruptcy reorganization ($2.5 million in cost of sales and $17.3 million in selling and administrative), net additional interest expense of $1.7 million due to early retirement of debt ($2.8 million in interest expense and $1.1 million in interest income) and $48.6 million in charges from litigation settlements (in litigation charge).

(3) Includes $8.6 million in gains from the sale of distribution facilities (in net sales), $10.4 million in charges related to retail stores (in selling and administrative) and income of $1.9 million relating to litigation settlements (in litigation credit).

(4) Includes income of $5.6 million in gains from the sale of distribution facilities (in net sales), $31.0 million in charges to close certain retail stores and income of $22.0 million from extinguishing a portion of the self-insured workers' compensation liability (both netted in selling and administrative) and interest income of $9.2 million related to refunds of federal income taxes from prior years (in interest income).

Net Sales.

Our net sales increased by over 8% to $15.63 billion in 2001, following a 1% increase to $14.44 billion in 2000 from $14.27 billion in 1999. 2001 and 1999 were 52-week years; 2000 was a 53-week year.

Distribution segment net sales increased 19% in 2001 and 6% in 2000. The net growth in 2001 was a result of several factors including increased activity with Kmart, acquisitions of certain assets of Miller & Hartman South and the stock of Minter-Weisman Co. (combined annualized sales of approximately $850 million) and growth in distribution sales from a wide variety of new-channel and conventional customers, offset by customer closings and the consolidation of self-distributing chains. New-channel customers, including convenience stores, supercenters, limited assortment stores, drug stores and self-distributing chains, are an important part of our strategic growth plan. Sales to customers other than Kmart increased over 4% in 2001 compared to 2000 (over 6% on a 52-week comparable basis). In 2000, the increase in sales was primarily due to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers, including Super Target stores. This increase was partially offset by a loss of previously announced sales from Randall's (in
1999) and United (in 2000). In 1999, sales to Randall's and United accounted for less than 4% of our total sales. We expect sales to customers other than Kmart to increase at least 5% in 2002, factoring in known losses due to bankruptcies, customer closings and the consolidation of self-distributing chains.

Kmart Corporation, our largest customer, accounted for 20% and 10% of our total net sales in 2001 and 2000, respectively. In 2001, we became the sole supplier of food and consumable products to Kmart Corporation's more than 2,100 stores and supercenters. We began shipments under the new ten-year agreement in April 2001, with full implementation in July 2001. Sales to Kmart increased to approximately $3.1 billion in 2001 from $1.4 billion in 2000. In January 2002, Kmart filed voluntary petitions for chapter 11 bankruptcy. Kmart has announced that it will announce its store closure plan in March 2002. At that time, we will be able to better assess the impact on our future sales.

Retail segment sales decreased 28% in 2001, following a 12% decrease in 2000. The primary reasons for the decreases in both 2001 and 2000 relate to the divestiture of under-performing and non-strategic conventional retail stores to increase focus on our price impact retail stores partially offset by store acquisitions. We operated 116, 187 and 242 retail stores at the end of 2001, 2000 and 1999, respectively. Sales in our price impact retail stores increased over 14% in 2001 with the number of stores increasing from 74 at the beginning of 2001 to 99 at the end of 2001. Same store sales in 2001 increased 1.1 % over 2000.

Gross Margin.

Gross margin as a percentage of net sales, decreased to 7.61% in 2001 from 9.33% in 2000 and 10.07% for 1999. The decrease was primarily due to a change in mix between the distribution and retail segments. The sales of the distribution segment represent a larger portion of total company sales in 2001 compared to 2000 and in 2000 compared to 1999 due to the continual increase in distribution sales as well as the divestiture of non-strategic retail. The distribution segment has lower margins as a percentage of sales versus the retail segment.

Distribution segment gross margin as a percentage of sales increased to 4.81% in 2001 from 4.70% in 2000 and decreased in 2000 from 4.93% in 1999. Adjusted gross margin as a percentage of sales decreased to 4.88% in 2001 from 4.93% in 2000 and 4.97% in 1999. The decrease in 2001 was primarily due to increased Kmart business that is at a lower margin, and the decrease in 2000 was due primarily to increased transportation costs due to the consolidation of distribution centers. Both years' decreases were partially offset by the centralization of procurement to support services.

Retail segment gross margin as a percentage of sales decreased to 21.58% in 2001 from 23.05% in 2000 and increased in 2000 from 22.26% in 1999. Adjusted gross margin as a percentage of sales decreased to 22.50% in 2001 from 23.37% in 2000 but increased in 2000 from 22.47% in 1999. The decreasing margin in 2001 reflects our transition out of conventional retail and into price impact retail, which has lower shelf prices and gross margins. Improvements in 2000 compared to 1999 were primarily due to the divesting or closing of under-performing stores.

Selling and Administrative Expenses.

Selling and administrative expenses decreased as a percentage of net sales to 6.14% in 2001 from 8.22% in 2000 and 8.84% in 1999. The decreases were due to asset rationalization, our low cost pursuit program, and centralizing administrative functions, but also due to a reduction in the volume of the retail segment. The distribution segment has lower selling and administrative expenses as a percentage of sales versus the retail segment.

Distribution segment selling and administrative expenses as a percentage of sales decreased to 1.77% in 2001 from 1.88% in 2000 and 2.12% in 1999. Adjusted selling and administrative expenses as a percentage of sales decreased to 1.61% in 2001 from 1.74% in 2000 and 2.05% in 1999. The primary reasons for the decreases during these years are due to leveraging the effect of sales growth and low cost pursuit initiatives along with centralizing administrative functions to support services.

Retail segment selling and administrative expenses as a percentage of sales decreased to 21.13% in 2001 from 23.18% in 2000 and 33.01% in 1999. Adjusted selling and administrative expenses as a percentage of sales decreased to 20.78% in 2001 from 22.68% in 2000 and 23.17% in 1999. The decrease is primarily attributed to our shift in focus from conventional retail to price impact retail, a format that has lower operating expense levels than conventional retail.

Operating Earnings.

For distribution and retail segments, we measure operating earnings as sales less cost of sales less selling and administrative expenses. The change in operating earnings is a combination of the explanations included in sales, gross margin and selling and administrative expenses described above.

Operating earnings as a percentage of net sales for 2001 were 1.47%, up from 1.11% in 2000 and down in 2000 from 1.23% in 1999. Adjusted operating earnings as a percentage of net sales increased to 1.90% in 2001 from 1.78% in 2000 and 1.49% in 1999.

Distribution segment operating earnings as a percentage of net sales for 2001 were 2.98%, up from 2.66% in 2000 and down in 2000 from 2.75% in 1999. Adjusted operating earnings as a percentage of net sales increased to 3.23% in 2001 from 3.10% in 2000 and 2.86% in 1999.

Retail segment operating earnings as a percentage of sales for 2001 were 2.40%, up from 1.89% in 2000 and a loss of .04% in 1999. Adjusted operating earnings as a percentage of net sales increased to 3.67% in 2001 from 2.72% in 2000 and 1.14% for 1999.

Interest Expense.

Interest expense in 2001 was $166 million, down from $175 million in 2000 and 2000 was up from $166 million in 1999. The decrease in 2001 was due primarily to lower average debt balances for revolver loans and capitalized lease obligations along with lower average interest rates for revolver and term loans. The increase in 2000 related to both higher average balances and interest rates. The $166 million in 2001 included $3 million of interest expense related to the early retirement of debt in the first quarter of 2001.

For 2001, interest rate hedge agreements resulted in a $2.5 million reduction of net interest expense compared to additional expense of $0.9 million in 2000 and $4.8 million in 1999. The company enters into interest rate swap transactions to manage our debt portfolio and interest rate risks. See the Long-term Debt footnote in the notes to the consolidated financial statements for further discussion of these transactions.

Interest Income.

Interest income of $26 million in 2001 decreased from $33 million in 2000 and $40 million in 1999 due to reduced customer and other interest-bearing receivable balances, lower interest rates and an unusual item in 1999 related to interest on refunds of federal income taxes from prior years. The $26 million in 2001 included $1 million of interest income related to the early retirement of debt in the first quarter of 2001.

Equity Investment Results.

Equity investment results improved to a loss of $1.5 million for 2001 compared to losses of $8.0 million for 2000 and $10.2 million for 1999. The improvement is due to the liquidation of investments resulting in a smaller portfolio.

Impairment/Restructuring Charge (Credit).

The pre-tax charge for our strategic plan totaled $24 million for 2001, $309 million for 2000 and $137 million for 1999. Of these totals, a recovery of $24 million in 2001 and charges of $213 million and $103 million in 2000 and 1999, respectively, were reflected in the impairment/restructuring charge (credit) line with the balance of the charges reflected in other financial statement lines. See the Impairment/Restructuring Charge (Credit) and Related Costs footnote in the notes to the consolidated financial statements for further discussion of these charges.

Litigation Charge.

In 2001, we recorded litigation settlements and other related pre-tax expenses totaling $49 million related to the settlement of the Storehouse Markets, Inc., et al., Don's United Super, et.al., Coddington Enterprises, Inc., et.al, J&A Foods, Inc. et. al., R&D Foods, Inc. et.al., and Robandee United Super, Inc., et.al., and other cases. In 2000, we recorded $2 million of net income in settlements relating to other cases. See Item 3. Legal Proceedings and the Contingencies footnote in the notes to the consolidated financial statements for further discussion regarding these litigation charges.

Taxes on Income.

The effective tax rates used for 2001, 2000 and 1999 were 57.4%, 39.2% and 28.5%, respectively, with 2000 and 1999 representing a tax benefit. These are blended rates taking into account operations activity, strategic plan activity, write-offs of non-deductible goodwill and the timing of these transactions during the year. The effective tax rate for 2001 was high due to the impact of goodwill permanent differences from the sale of certain retail stores.

Extraordinary charge.

We reflected an extraordinary after-tax charge of $3 million ($6 million pre-tax) in 2001 due to the early retirement of debt. See the Long-term Debt footnote in the notes to the consolidated financial statements for further discussion regarding the debt retirement.

Certain Accounting Matters.

The Financial Accounting Standards Board (FASB) issued SFAS No. 142 -- Goodwill and Other Intangible Assets. One of the provisions of this standard is to require use of a non-amortization approach to account for purchased goodwill and other indefinite intangibles. Under that approach, goodwill and intangible assets with indefinite lives would not be amortized to earnings over a period of time. Instead, these amounts would be reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value. We are currently testing for impairment and expect to have such testing defined by the end of the first quarter of 2002; the tests will be performed by the end of the second quarter of 2002. Goodwill amortization in 2001 was $21.2 million. Our estimate of the impact that goodwill amortization had on the diluted per share amount for 2001, excluding the strategic plan charges, litigation charges, Kmart credit loss and net additional interest expense due to the early retirement of debt, was $0.43 per share.

The FASB Emerging Issues Task Force (EITF) reached a consensus on EITF 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products and EITF 01-9 - Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF 00-25 and EITF 01-9 provide guidance on income statement classification on consideration paid to a reseller of a vendor's products. They will be implemented in the first quarter of 2002, as required, and will provide for certain reclassifications of revenues and cost of sales within our financial statements totaling approximately $70 million for 2001 with no effect on gross margin or earnings.

The FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. We are studying the impact that SFAS 143 has on our financial statements and planning to implement it in fiscal year 2003, as required. The FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. We will implement SFAS 144 as of the beginning of fiscal year 2002, as required. In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP is effective for our 2002 fiscal year. This SOP provides guidance on the accounting for and disclosure of amounts due to us from customers included in our accounts and notes receivable. We do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

Critical Accounting Policies and Estimates.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, intangible assets, income taxes, self-insurance reserves, retirement benefits, and contingencies and litigation. We have also chosen certain accounting policies when options are available, including:

o the last-in, first-out (LIFO) method to value a majority of our inventories; and

o the intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results of using LIFO and APB Opinion No. 25 is included in the footnotes to our consolidated financial statements.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not inclusive.

o We record estimates for certain health and welfare and workers' compensation and casualty insurance costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

o We record allowance for credit losses based on estimates of customers' ability to pay and the fair value of collateral. If the financial condition of our customers or the fair value of the collateral were to deteriorate, additional allowances may be required.

o We record reserves for closed stores based on future lease commitments, anticipated future subleases of properties and current risk-free interest rates. If interest rates or the real estate leasing markets change, additional reserves may be required.

LIQUIDITY AND CAPITAL RESOURCES

In the fiscal year ended December 29, 2001, our principal sources of cash were cash flows from operating activities, the sale of certain assets and investments and debt offerings. During this period, sources of long-term capital, excluding shareholders' equity, were borrowings under our credit facility, lessors of equipment and retail locations, and the issuance of bonds in the capital market. On December 29, 2001, we had $347 million available under the revolving portion of our credit facility and $475 million of net working capital (including $17 million of cash and cash equivalents).

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $32 million for the year ended December 29, 2001, compared to cash provided by operating activities of $127 million for the same period in 2000. The use of cash in 2001 can be attributed to an increase in inventories and trade receivables as a result of growth in our distribution business. The growth can be attributed to a long-term supply agreement with Kmart Corporation and other new customers added during the year. The Kmart contract alone required approximately $150 million of additional working capital investment.

The use of cash in 2001 was partially offset by lower cash payments for strategic plan expenditures of $68 million compared to $118 million in 2000. Although the strategic plan has been completed, cash requirements for recorded liabilities will continue for the next few years as closed-store leases and multi-employer pension obligations are paid.

Net cash used in investing activities.

Net cash used in investing activities totaled $190 million in fiscal 2001 compared to $48 million for 2000. Included in the 2001 net investment expenditures were $238 million for capital expenditures and $121 million for acquisitions of businesses. Offsetting these expenditures in part were $146 million in proceeds from the sale of property and equipment and conventional retail stores.

For fiscal 2002, capital expenditures are expected to be approximately $200 million to maintain our distribution system, grow our price impact retail operations, and further upgrade our information technology systems. Acquisitions of supermarket groups or chains or distribution operations will be made only on a selective basis and are not necessarily included in the $200 million estimate above.

Net cash provided by (used in) financing activities.

For fiscal 2001, net cash provided by financing activities was $209 million compared to a use of $55 million in 2000. Included in 2001 was a net increase in long-term debt of $187 million. In March of 2001, we issued $355 million of 10 1/8% senior notes that mature April 1, 2008 and $150 million of 5 1/4% convertible senior subordinated notes that mature March 15, 2009. The proceeds were used to redeem all of the 10 5/8% notes due December 2001 and to pay down outstanding revolver loans. Also in March 2001, we sold $50 million of common stock in a private placement. In October 2001, we sold an additional $150 million of our existing 10 5/8% senior subordinated notes due 2007 and the proceeds were used to pay down outstanding revolver loans. The net increase in debt can primarily be attributed to various new Kmart business from the long-term supply agreement and acquisitions in 2001. Also in 2001, capital lease obligations decreased $46 million as a result of lease terminations and payments to lessors.

EBITDA

We generated $476 million, $456 million and $411 million of adjusted EBITDA for fiscal 2001, 2000 and 1999, respectively. "Adjusted EBITDA" is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results, LIFO provision and unusual adjustments (e.g., strategic plan charges and other unusual expense or income items). Adjusted EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe adjusted EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

The following table sets forth our calculation of adjusted EBITDA (in millions):



                                                      2001           2000             1999
                                                  -----------     -----------     -----------

Net income (loss) before extraordinary charge     $        27     $      (122)    $       (45)
Add back:
    Taxes on income (loss)                                 36             (79)            (18)
    Depreciation/amortization                             166             169             158
    Interest expense                                      166             175             165
    Equity investment results                               2               8              10
    LIFO                                                  (12)              3              11
                                                  -----------     -----------     -----------
        EBITDA                                            385             154             281
    Add back non-cash strategic plan
      charges and unusual items*                            8             129              92
                                                  -----------     -----------     -----------
          EBITDA excluding non-cash
            strategic plan charges                        393             283             373
    Add back strategic plan charges and
      unusual items ultimately requiring cash*             83             173              38
                                                  -----------     -----------     -----------
          Adjusted EBITDA                         $       476     $       456     $       411
                                                  ===========     ===========     ===========



*   -    Excludes amounts already added back: interest expense of $3 million for
         2001; depreciation/amortization of $7 million for 2000; and equity investment results of $1 million for 1999.

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

For fiscal 2002, our principal sources of liquidity and capital are expected to be cash flows from operating activities, our ability to borrow under the revolving portion of our credit facility, and our ability to access the capital markets. In addition, lease financing may be employed for new retail stores, distribution facilities and certain equipment. Management believes the sources mentioned will be adequate to meet working capital needs, capital expenditures, expenditures for acquisitions (if any), strategic plan reserve payouts and other capital needs for the remainder of fiscal 2002.

Contractual Obligations and Commitments.

We enter into certain obligations in the normal course of business with contractual future cash payments as summarized below:

  Payments due in:


                                  FISCAL       FISCAL         FISCAL        FISCAL        FISCAL        THERE-
                                   2002         2003           2004          2005          2006         AFTER          TOTAL
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                        (IN MILLIONS)
Long-term debt(1)               $       30    $      240    $      299    $       --    $       --    $      889    $    1,458
Capital lease obligations(2)            62            61            60            59            55           187           484
Operating leases(2)                     85            75            69            59            50           144           482
Closed store reserves                   17            17             9             5             5            20            73
Pension withdrawals(3)                  10             4            --            --            --            --            14
Litigation settlement payout            11            11            --            --            --            --            22

(1) See Long-Term Debt in the notes to the consolidated financial statements.

(2) See Lease Agreements in the notes to the consolidated financial statements.

(3) See Impairment/Restructuring Charge (Credit) and Related Costs in the notes to the consolidated financial statements. Includes contingency reserves with payments estimated.

We are also contingently committed to certain off balance sheet obligations in the normal course of business with future expirations as summarized below:

Commitments expire in:


                         FISCAL        FISCAL       FISCAL       FISCAL         FISCAL        THERE-
                          2002         2003          2004         2005           2006          AFTER          TOTAL
                       ----------    --------      --------      --------      --------      ----------    ----------
                                                              (IN MILLIONS)
Letters of credit *    $        1    $       --    $       --    $       --    $       --    $       52    $       53
Loan guarantees                 2            --            --            --            --            --             2
Lease guarantees                4             3             2             1             2             5            17

* - Most of our letters of credit guarantee self-insurance reserves.

To the extent a change of control would occur, we could be required to pay significant amounts to current management in connection with change in control agreements.

RISK FACTORS

There are many factors that affect our business and results of operations. The following is a description of some of the important factors that may cause actual results of our operations in future periods to differ materially from those currently expected or desired.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT AND DEBT SERVICE OBLIGATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have a substantial amount of debt outstanding. The following chart shows certain important credit statistics as of December 29, 2001.

           Total debt (including capital leases).........    $  1,811 million
           Shareholders' equity..........................         498 million
           Total capitalization..........................       2,309 million
           Debt to capitalization........................          78%

Our debt could have important consequences to you. For example, it could:

o    make it more difficult to satisfy our long term debt obligations;
o require us to dedicate a substantial portion of our cash flow to payments on our debt;
o increase our vulnerability to general adverse economic and industry conditions;
o limit our ability to fund future working capital, capital expenditures and other general corporate requirements;
o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
o limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds.

Our subsidiaries and we may be able to incur substantial additional debt in the future, including secured debt. The terms of the indentures governing our outstanding debt do not fully prohibit us or our subsidiaries from doing so. As of December 29, 2001, our credit facility permitted additional borrowings of up to $347 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

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

WE MAY BE MATERIALLY ADVERSELY AFFECTED BY THE BANKRUPTCY OF KMART CORPORATION.

Kmart Corporation is our largest customer, accounting for 20% of our net sales in 2001. On January 22, 2002, Kmart and certain of its subsidiaries filed voluntary petitions for relief under

Chapter 11 of the U.S. Bankruptcy Code. Shortly thereafter, Kmart and Fleming entered into a critical vendor agreement under the terms of which Kmart paid us $76 million and we agreed to supply Kmart for two years. We will assert a prepetition claim in the bankruptcy proceeding for obligations under our ten-year distribution agreement. A material portion of this claim may not be paid by Kmart.

The terms of our distribution agreement provide that Kmart can terminate if, among other things, the volume of Kmart's purchases decline by certain amounts, if we materially breach our obligations, including a failure to maintain specified service levels, or if we experience certain types of changes of control. Kmart can also elect to terminate the distribution agreement on 12-months written notice given after the fifth anniversary of its effective date, with the termination to take place at the end of a transition period of up to an additional 12 months at Kmart's discretion.

Subject to the effect of the critical vendor agreement, Kmart has the right to assume or reject the distribution agreement with us. If Kmart rejects it, a breach by Kmart will result, effective immediately prior to the bankruptcy filing date, but we may still have to supply Kmart for a 12-month transition period. If Kmart assumes the distribution agreement, it would be required to cure all defaults, including payment of our prepetition claim.

Because Kmart is a substantial portion of our business, negative information about Kmart's performance, financial condition, business prospects and progress through its bankruptcy may adversely affect the market and prices of our securities.

We cannot predict at this date what affect this bankruptcy will have on us, but if Kmart chooses to close a large number of its stores, our sales and earnings could be materially adversely affected. Further, a failure by Kmart to successfully reorganize or to continue as a going concern would have a material adverse effect on us. Also, although no material litigation is currently outstanding, we may be involved in litigation related to the Kmart bankruptcy, including litigation with vendors from whom we ordered product.

THE INDENTURES GOVERNING OUR PUBLICLY TRADED NOTES, OUR CREDIT FACILITY AND OUR OTHER EXISTING INDEBTEDNESS CONTAIN PROVISIONS THAT COULD MATERIALLY RESTRICT OUR BUSINESS.

The indentures governing our publicly traded notes, our credit facility and our other existing indebtedness contain a number of significant covenants that, among other things, restrict our ability to:

     o    dispose of assets;
     o    incur additional debt;
     o    guarantee third-party obligations;
     o    repay other debt or amend other debt instruments;
     o    create liens on assets;
     o    enter into capital leases;
     o    make investments, loans or advances;
     o    make acquisitions or engage in mergers or consolidations;
     o    make capital expenditures; and
     o    engage in certain transactions with our subsidiaries and affiliates.

Under our credit facility and indentures, we are required to meet a number of financial ratios and tests. If we fail to achieve a ratio or test, it could result in an event of default and cause a cross-default under additional documents governing our other existing indebtedness. Such a default would permit our lenders to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest, and our senior lenders could terminate their commitments to make further extensions of credit under our credit facility. If we were unable to repay debt to our secured lenders, they could proceed against the collateral securing the debt.

IF THE CUSTOMERS TO WHOM WE LEND MONEY OR SUBLEASE REAL PROPERTY OR FOR WHOM WE GUARANTEE STORE LEASE OBLIGATIONS FAIL TO REPAY US, IT COULD HARM OUR FINANCIAL CONDITION.

We provide subleases, extend loans to and make investments in many of our retail store customers, often in conjunction with the establishment of long-term supply contracts. As of December 29, 2001, we had an aggregate of $118 million in outstanding loans to our customers. Our loans to our customers are not investment grade and are highly illiquid. We also have investments in customers through direct financing leases of real property and equipment, lease guarantees, operating leases or credit extensions for inventory purchases.

Although we have credit policies and apply cost/benefit analyses to these investment decisions, we face the risk that credit losses from existing or future investments or commitments could adversely affect our financial condition. Our credit loss expense from receivables as well as from investments in customers was $38 million in 2001 (including a $17 million charge related to the Kmart bankruptcy) and $29 million in 2000.

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

CONSUMABLE GOODS DISTRIBUTION IS A LOW-MARGIN BUSINESS AND IS SENSITIVE TO ECONOMIC CONDITIONS.

We derive most of our revenues from the consumable goods distribution industry. This industry is characterized by a high volume of sales with relatively low profit margins. Significant portions of our sales are at prices that are based on product cost plus a percentage markup. Consequently, our results of operations may be negatively impacted when consumable goods prices go down, even though our percentage markup may remain constant. The consumable goods industry is also sensitive to national and regional economic conditions, and the demand for our consumable goods has been adversely affected from time to time by economic downturns. Additionally, our distribution business is sensitive to increases in fuel and other transportation-related costs.

WE FACE INTENSE COMPETITION IN BOTH OUR DISTRIBUTION AND RETAIL MARKETS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THESE MARKETS, IT COULD HARM OUR BUSINESS.

Our distribution group operates in a highly competitive market. We face competition from local, regional and national food distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided. We also compete with retail supermarket chains that self-distribute, purchasing directly from vendors and distributing products to their supermarkets for sale to the consumer. Consolidation of self-distributing chains may produce even stronger competition for our distribution group.

Our retail group competes with other food outlets on the basis of price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. Traditional mass merchandisers have gained a growing foothold in food marketing and distribution with alternative store formats, such as warehouse stores and supercenters, which depend on concentrated buying power and low-cost distribution technology. We expect that stores with alternative formats will continue to increase their market share in the future. Retail consolidations not only produce stronger competition for our retail group, but may also result in declining sales in our distribution group if our existing customers are acquired by self-distributing chains or if self-distributing chains are otherwise able to increase their market share.

Some of our competitors have greater financial and other resources than we do. In addition, consolidation in the industry, heightened competition among our vendors, new entrants and trends toward vertical integration could create additional competitive pressures that reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, it could have a material adverse effect on our financial condition and business prospects.

BECAUSE WE OWN AND OPERATE REAL ESTATE, WE FACE THE RISK OF BEING HELD LIABLE FOR ENVIRONMENTAL DAMAGES THAT MAY OCCUR ON OUR PROPERTIES.

Our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, and replacement or repair of our underground fuel storage tanks and for site remediation where necessary. Although we have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements, we cannot assure you that these reserves will be sufficient.

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

VARIOUS LEGAL ACTIONS, GOVERNMENTAL INVESTIGATIONS AND PROCEEDINGS AND CLAIMS ARE PENDING OR THREATENED OR MAY BE ASSERTED IN THE FUTURE AGAINST US.

We are a party to or threatened with various legal proceedings, claims and contingent loss situations arising in the ordinary course of our business including:

     o    disputes with customers and vendors;
     o disputes with owners or creditors of financially troubled or failed customers;
     o disputes with employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices;
     o    disputes with insurance carriers;
     o    disputes with landlords and lessees; and
     o    disputes with tax authorities;

some of which may be for substantial amounts. We will incur the costs of defending such legal proceedings and claims whether or not they have merit. We intend to vigorously defend against all lawsuits, but we cannot predict the outcome of any case. An unfavorable outcome in any case could be expensive and harm our business and financial condition.

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

OUR CURRENT STRATEGY INVOLVES GROWTH THROUGH ACQUISITIONS, WHICH REQUIRES US TO INCUR SUBSTANTIAL COSTS AND POTENTIAL LIABILITIES FOR WHICH WE MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

Part of our growth strategy for our retail group involves selective strategic acquisitions of stores operated by others. In addition, our distribution group intends to seek strategic acquisitions of other distribution centers on a limited basis. Since the beginning of 2000, we have acquired several different businesses. In April 2001, we acquired Minter-Weisman Co., a wholesale distribution company serving over 800 convenience stores in Minnesota, Wisconsin and surrounding states. In April 2001, we also purchased seven Food 4 Less stores located in Central California from Whitco Foods, Inc. which we continue to operate as price impact stores under the Food 4 Less banner. During August 2001, we facilitated the third-party purchase of 36 stores located in New Mexico and Texas from Furrs Supermarkets, most of which were purchased by Fleming-supplied independent operators. In September 2001, we purchased five Smith's Food & Drug Stores located in New Mexico and Texas from Kroger Co. which we operate under our price impact format. Also in September 2001, we purchased certain assets and inventory of Miller & Hartman South, LLC, a wholesale distributor serving over 1,800 convenience stores in Kentucky and surrounding states.

We cannot assure you that we will be able to continue to implement our growth strategy, or that this strategy will ultimately be successful. We regularly engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results.

Achieving the benefits of these acquisitions will depend in part on our ability to integrate those businesses with our business in an efficient manner. We cannot assure you that this will happen or that it will happen in an efficient manner. Our consolidation of operations following these acquisitions may require substantial attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for these acquired businesses. We cannot assure you that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer. Furthermore, we may not be able to identify suitable acquisition candidates, obtain acceptable financing or consummate any new acquisitions.

WE OPERATE IN A COMPETITIVE LABOR MARKET, AND A SUBSTANTIAL NUMBER OF OUR EMPLOYEES ARE COVERED BY COLLECTIVE BARGAINING AGREEMENTS.

Our continued success will depend on our ability to attract and retain qualified personnel in both our distribution and retail groups. We compete with other businesses in our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees would require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, about 42% of our employees are covered by collective bargaining agreements, most of which expire at various times over the course of the next five years. We cannot assure you that we will be able to renew our collective bargaining agreements, that our labor costs will not increase, that we will be able to recover any increases through increased prices charged to customers or that we will not suffer business interruptions as a result of strikes or other work stoppages. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices charged to our customers, it could harm our business.

TERRORIST ATTACKS AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS ON WHICH THE NOTES TRADE, THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our sales.

Also as a result of terrorism, the United States has entered into an armed conflict which could have a further impact on our sales, our supply chain, and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our securities and on the future price of our securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure in the financial markets consists of changes in interest rates related to our investment in notes receivable, the balance of debt obligations outstanding, and derivatives employed from time to time to hedge long term fixed interest rates as well as changes on variable interest rate debt. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have any material foreign currency exposure. We do not use financial instruments or derivatives for any trading purposes. From time to time, we may use simple derivative transactions, such as interest rate swap transactions. At fiscal year-end 2001, we had contracts for $210 million of fixed-to-floating interest rate swaps in place (see the Long-Term Debt footnote in the notes to the consolidated financial statements for more detail regarding our interest rate swaps).

To help maintain liquidity and finance business operations, we obtained a long-term credit commitment from banks and other financial institutional lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate (LIBOR) plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing our debt maturities and diversify our sources of debt capital, we also use long-term debt which carries fixed interest rates.

Changes in interest rates in the credit and capital markets may have a material impact on our interest expense and interest income, as well as on the fair values for our investment in notes receivable, our outstanding debt obligations and any financial derivatives used. The table below presents a summary of the categories of our financial instruments according to their respective interest rate profiles. For notes receivable, the table shows the principal amount of cash we expect to collect each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For debt obligations, the table shows the principal amount of cash we expect to pay each year according to the scheduled maturities, as well as the average interest rates applicable to such maturities. For derivatives, the table shows when the notional principal contracts terminate.

SUMMARY OF FINANCIAL INSTRUMENTS



                                                                                    MATURITIES OF PRINCIPAL BY FISCAL YEAR
                                                                         -----------------------------------------------------------
(IN MILLIONS, EXCEPT                   FAIR VALUE       FAIR VALUE                                                            THERE-
RATES)                                 AT 12/30/00      AT 12/29/01      2002      2003       2004       2005       2006      AFTER
                                       -----------      -----------      ----      ----       ----       ----       ----      -----
NOTES RECEIVABLE WITH VARIABLE INTEREST RATES
     Principal receivable                  $  97              103         14        21         19         16         13         21
     Average variable rate
         receivable                         12.1%           11.18%       Based on the referenced Prime Rate plus a margin

NOTES RECEIVABLE WITH FIXED INTEREST RATES
     Principal receivable                  $  19               19          5         4          2          2          2          4
     Average fixed rate
         receivable                          9.8%            9.87%      9.91%     9.95%     10.01%     10.16%     10.50%     10.50%

DEBT WITH VARIABLE INTEREST RATES
     Principal payable                     $ 427              318         30       240         49          0          0          0
     Average variable rate
         payable                             8.1%             4.0%       Based on LIBOR plus a margin

DEBT WITH FIXED INTEREST RATES
     Principal payable                     $ 668            1,124          0         0        250          0          0        905
     Average fixed rate
         payable                            10.6%             9.7%       6.5%      5.1%      10.5%       0.0%       0.0%       9.5%

FIXED-TO-FLOATING RATE SWAPS
     Amount payable                         None                9
     Notional amount                                                                                                           210
     Average variable rate
         payable                            None              7.1%       Based on LIBOR plus a margin
     Average fixed rate
         receivable                         None             10.1%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a) 1. Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

Information regarding Directors and Executive Officers appearing under the headings "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to our 2002 Annual Meeting of the Shareholders (the "2002 Proxy Statement") is incorporated herein by reference, which we will file within 120 days after the end of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fleming Companies, Inc. as of March 1, 2002 were as follows:



  NAME                                              AGE                   PRESENT POSITION
  ----                                              ---                   ----------------
  Mark S. Hansen..................................  47    Chairman and Chief Executive Officer
  J.R. Campbell...................................  57    Executive Vice President, Merchandising and Supply
  Thomas G. Dahlen................................  47    Executive Vice President and President, Retail and Corporate
                                                          Marketing
  E. Stephen Davis................................  61    Executive Vice President and President, Wholesale
  Ron Griffin.....................................  48    Executive Vice President and Chief Information Officer
  William H. Marquard.............................  42    Executive Vice President, Business Development and Chief Knowledge
                                                          Officer
  Scott M. Northcutt..............................  40    Executive Vice President, Human Resources
  Neal J. Rider...................................  40    Executive Vice President and Chief Financial Officer
  Michael J. Carey................................  55    Senior Vice President, Western Operations
  Charles L. Hall.................................  51    Senior Vice President, Real Estate and Store Development
  Carlos M. Hernandez.............................  47    Senior Vice President, General Counsel and Secretary
  Matthew H. Hildreth.............................  36    Senior Vice President, Finance and Treasurer
  Leonard Kaye....................................  63    Senior Vice President, Eastern Operations
  Timothy R. LaBeau...............................  47    Senior Vice President, Operations
  William A. Merrigan.............................  56    Senior Vice President, Logistics
  Philip B. Murphy................................  53    Senior Vice President, Procurement
  Mark D. Shapiro.................................  42    Senior Vice President, Finance and Operations Control
  Thomas A. Zatina................................  50    Senior Vice President, Northern Operations

Mark S. Hansen joined us as Chairman and Chief Executive Officer in November 1998. Prior to joining us, Mr. Hansen served as President and Chief Executive Officer of SAM'S Club, a division of Wal-Mart Stores, Inc., from 1997 through 1998. Prior to joining Wal-Mart, Mr. Hansen served in multiple capacities at PETsMART, Inc., a retailer of pet food, pet supplies and related products, including as President and Chief Executive Officer from 1989 to 1997. Prior to 1989, Mr. Hansen served in various management capacities in the supermarket industry. He serves as an executive advisory board member of Swander Pace Capital and is a director of Applebee's Restaurants and Amazon.com.

J.R. Campbell joined us as our Executive Vice President, Merchandising and Supply in January 2002. Prior to joining us, Mr. Campbell served for over 20 years in various capacities at Wal-Mart Stores, Inc., including Senior Vice President and General Merchandise Manager of Wal-Mart Stores, Senior Vice

President of Merchandising for Sam's Club, and most recently as President, Global Sourcing Division of Wal-Mart Stores.

Thomas G. Dahlen joined us as our Executive Vice President and President, Retail and Corporate Marketing in April 2001. From 1999 until joining us, Mr. Dahlen served as President and Chief Executive Officer of Furrs Supermarkets, Inc. From 1994 until 1999, Mr. Dahlen served in multiple capacities at Ralph's Supermarkets Division of the Yucaipa Companies, including Executive Vice President from 1998 to 1999, and Senior Vice President, Sales and Marketing from 1994 to 1998.

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

Ron Griffin joined us as Executive Vice President and Chief Information Officer in January 2002. Prior to joining us, Mr. Griffin served for over 10 years in various capacities at The Home Depot, Inc., including most recently as Senior Vice President and Chief Information Officer.

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

Matthew H. Hildreth joined us as Senior Vice President, Finance and Treasurer in May 2001. Prior to joining us, Mr. Hildreth served in various positions at JPMorgan since 1989, including most recently as Vice President and Sector Head of North American Trucking for JPMorgan's Transportation and Logistics Group.

Leonard Kaye joined us in 1963 and has served as our Senior Vice President, Eastern Operations since June 2000. Prior to that, Mr. Kaye served us in various positions, including Operating Group President, President, Memphis Division and Operations Manager.

Timothy R. LaBeau joined us in January 2002 as Senior Vice President of Operations. Prior to joining us, Mr. LaBeau served as President and Chief Executive Officer of Royal Ahold subsidiary American Sales Company from 1998 to December 2001. Prior to that, Mr. LaBeau served as Executive Vice President of Merchandising and Procurement for Ahold USA from 1994 to 1998.

William A. Merrigan joined us in November 2000 and has served as our Senior Vice President, Logistics since May 2001. Prior to joining us, Mr. Merrigan served as Senior Vice President of Logistics at Nash Finch Company from 1998 to November 2000. Prior to that, Mr. Merrigan served in various senior positions at Wakefern Food Corporation from 1986 to 1998, including most recently as Vice President of Logistics and Transportation.

Philip B. Murphy joined us in October 2000 as Vice President of Grocery, and has served as our Senior Vice President, Procurement since May 2001. Prior to that, Mr. Murphy served as Senior Vice President and General Manager of Services at PETsMART, Inc. from 1995 to 2000.

Mark D. Shapiro joined us in June 2001 as Senior Vice President, Finance. Prior to joining us, Mr. Shapiro served in various positions at Big Lots, Inc. since 1992, including most recently as Senior Vice President and Chief Financial Officer.

Thomas A. Zatina joined us in June 2001 as Senior Vice President, Northern Operations. Prior to joining us, Mr. Zatina served in various positions at Bozzuto's, Inc., a Connecticut-based wholesale distributor, since 1986, including most recently as Executive Vice President and Chief Operating Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information in the 2002 Proxy Statement set forth under the captions "Employment Contracts, Termination of Employment and Change of Control Arrangements", "Summary Compensation Table", "Directors Compensation", "Performance Graph", "Pension Plan", "Long-Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Compensation and Organization Committee" and "Stock Option Information" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Beneficial Ownership" and "Securities Authorized for Issuance Under Equity Compensation Plans" of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" of the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.   Financial Statements:

                  o        Consolidated Statements of Operations -
                           For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  o        Consolidated Balance Sheets -
                           At December 29, 2001 and December 30, 2000

                  o        Consolidated Statements of Cash Flows -
                           For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  o Consolidated Statements of Shareholders' Equity - For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  o        Notes to Consolidated Financial Statements -
                           For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  o        Independent Auditors' Report

                  o        Quarterly Financial Information (Unaudited)

             2.   Financial Statement Schedule:

                  Schedule II - Valuation and Qualifying Accounts (filed here within)

             3.   Exhibits:

                  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

         (b) Reports on Form 8-K:


             1. On November 11, 2001, we disclosed a communication to certain of our institutional stockholders.

             2. On October 15, 2001, we reported that (i) on September 5, 2001, we planned to issue new 10-year senior subordinated notes in a private placement, and (ii) on October 5, 2001, we entered into a purchase agreement for the private issuance and sale, pursuant to Rule 144A and Regulation S, of $150 million of our 10 5/8% Series C Senior Subordinated Notes due 2007 and on October 15, 2001, we closed this transaction.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   2001             2000             1999
                                               ------------     ------------     ------------

Net sales                                      $ 15,627,744     $ 14,443,815     $ 14,272,036
Costs and expenses (income):
   Cost of sales                                 14,437,841       13,096,915       12,834,869
   Selling and administrative                       960,590        1,186,919        1,261,631
   Interest expense                                 165,534          174,569          165,180
   Interest income                                  (25,586)         (32,662)         (40,318)
   Equity investment results                          1,533            8,034           10,243
   Impairment/restructuring charge (credit)         (23,595)         212,845          103,012
   Litigation charge (credit)                        48,628           (1,916)              --
                                               ------------     ------------     ------------

           Total costs and expenses              15,564,945       14,644,704       14,334,617
                                               ------------     ------------     ------------

Income (loss) before taxes                           62,799         (200,889)         (62,581)
Taxes on income (loss)                               36,022          (78,747)         (17,853)
                                               ------------     ------------     ------------

Net income (loss) before
   extraordinary charge                              26,777         (122,142)         (44,728)

Extraordinary charge, net of tax                     (3,469)              --               --
                                               ------------     ------------     ------------

Net income (loss)                              $     23,308     $   (122,142)    $    (44,728)
                                               ============     ============     ============

Basic net income (loss) per share:
   Before extraordinary charge                 $       0.63     $      (3.15)    $      (1.17)
   Extraordinary charge, net of tax                   (0.08)              --               --
                                               ------------     ------------     ------------
   Net income (loss)                           $       0.55     $      (3.15)    $      (1.17)
                                               ============     ============     ============

Diluted net income (loss) per share:
   Before extraordinary charge                 $       0.60     $      (3.15)    $      (1.17)
   Extraordinary charge, net of tax                   (0.08)              --               --
                                               ------------     ------------     ------------
   Net income (loss)                           $       0.52     $      (3.15)    $      (1.17)
                                               ============     ============     ============

Weighted average shares outstanding
   Basic                                             42,588           38,716           38,305
                                               ============     ============     ============
   Diluted                                           44,924           38,716           38,305
                                               ============     ============     ============


See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 29, 2001 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)



                          ASSETS                        2001              2000
                                                    ------------     ------------
Current assets:
     Cash and cash equivalents                      $     17,325     $     30,380
     Receivables, net                                    588,269          509,045
     Inventories                                       1,014,695          831,265
     Assets held for sale                                 30,066          165,800
     Other current assets                                 89,716           86,583
                                                    ------------     ------------
             Total current assets                      1,740,071        1,623,073
Investments and notes receivable, net                    105,651          104,467
Investment in direct financing leases                     83,118          102,011
Property and equipment:
     Land                                                 39,644           40,242
     Buildings                                           373,510          356,376
     Fixtures and equipment                              653,009          565,472
     Leasehold improvements                              219,058          210,970
     Leased assets under capital leases                  203,497          197,370
     Construction in progress                            135,781           57,039
                                                    ------------     ------------
                                                       1,624,499        1,427,469
Less accumulated depreciation and amortization          (704,844)        (653,973)
                                                    ------------     ------------
             Net property and equipment                  919,655          773,496
Other assets                                             252,008          255,445
Goodwill, net                                            554,190          544,319
                                                    ------------     ------------

TOTAL ASSETS                                        $  3,654,693     $  3,402,811
                                                    ============     ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    971,791     $    943,279
     Current maturities of long-term debt                 29,865           38,171
     Current obligations under capital leases             21,410           21,666
     Other current liabilities                           242,061          229,272
                                                    ------------     ------------
             Total current liabilities                 1,265,127        1,232,388
Long-term debt                                         1,427,929        1,232,400
Long-term obligations under capital leases               331,836          377,239
Other liabilities                                        131,582          133,592
Commitments and contingencies
Shareholders' equity:
     Common stock, $2.50 par value, authorized -
       100,000 shares, issued and outstanding -
       44,438 and 39,618 shares                          111,095           99,044
     Capital in excess of par value                      567,720          513,645
     Reinvested earnings (deficit)                      (121,160)        (144,468)
     Accumulated other comprehensive income -
         additional minimum pension liability            (59,436)         (41,029)
                                                    ------------     ------------
             Total shareholders' equity                  498,219          427,192
                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  3,654,693     $  3,402,811
                                                    ============     ============


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
                                 (IN THOUSANDS)



                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                               $     23,308     $   (122,142)    $    (44,728)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                                    166,406          169,190          157,510
       Amortization costs in interest expense                             6,809            4,917            4,869
       Credit losses                                                     37,795           28,872           25,394
       Deferred income taxes                                             36,165          (65,538)           3,357
       Equity investment results                                          1,533            8,034           10,243
       Impairment/restructuring and related
         charges, net of impairment credit (not in other lines)          19,199          288,408          135,346
       Cash payments on impairment/
         restructuring and related charges                              (68,141)        (118,190)         (57,340)
       Change in assets and liabilities,
         excluding effect of acquisitions:
           Receivables                                                 (104,458)         (26,005)         (55,692)
           Inventories                                                 (139,032)          65,639          (22,049)
           Accounts payable                                              21,714          (49,121)          35,744
           Other assets and liabilities                                 (40,140)         (63,198)         (70,112)
       Other adjustments, net                                             6,697            5,779           (4,925)
                                                                   ------------     ------------     ------------
Net cash provided by (used in) operating activities                     (32,145)         126,645          117,617
                                                                   ------------     ------------     ------------

Cash flows from investing activities:
   Collections on notes receivable                                       30,691           32,943           34,798
   Notes receivable funded                                              (21,879)         (35,841)         (43,859)
   Businesses acquired                                                 (121,373)          (7,320)         (78,440)
   Proceeds from sale of businesses                                     120,947           45,693            7,042
   Purchase of property and equipment                                  (238,413)        (150,837)        (166,339)
   Proceeds from sale of property and equipment                          24,693           50,957           35,487
   Investments in customers                                                  --               --           (8,115)
   Proceeds from sale of investments                                      5,115            3,552            2,745
   Other investing activities                                            10,460           12,949            3,337
                                                                   ------------     ------------     ------------
Net cash used in investing activities                                  (189,759)         (47,904)        (213,344)
                                                                   ------------     ------------     ------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                   793,742          185,000          191,000
   Principal payments on long-term debt                                (597,389)        (219,519)         (71,178)
   Principal payments on capital lease obligations                      (20,903)         (20,888)         (21,533)
   Sale of common stock                                                  59,794            4,051            1,267
   Payments on cost of debt                                             (25,775)            (571)             (31)
   Dividends paid                                                        (3,410)          (3,117)          (3,082)
   Other financing activities                                             2,790               --               --
                                                                   ------------     ------------     ------------
Net cash provided by (used in) financing activities                     208,849          (55,044)          96,443
                                                                   ------------     ------------     ------------
Net increase (decrease) in cash
   and cash equivalents                                                 (13,055)          23,697              716
Cash and cash equivalents,
   beginning of year                                                     30,380            6,683            5,967
                                                                   ------------     ------------     ------------

Cash and cash equivalents, end of year                             $     17,325     $     30,380     $      6,683
                                                                   ============     ============     ============

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          CAPITAL           REINVESTED
                                                                COMMON STOCK             IN EXCESS           EARNINGS
                                          TOTAL            SHARES         AMOUNT        OF PAR VALUE        (DEFICIT)
                                        ---------       ------------    ---------       ------------        ----------
BALANCE AT DECEMBER 27, 1998            $ 569,931          38,542        $ 96,356         $ 509,602          $ 23,155
Comprehensive income
   Net loss                               (44,728)                                                            (44,728)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $21,049
         of taxes)                         31,573

   Comprehensive income


Incentive stock and stock
   ownership plans                          4,955             314             785             4,170
Cash dividends, $0.08 per share            (3,078)                                           (2,325)             (753)
ESOP note payments                          2,049
                                        ---------          ------       ---------         ---------        ----------

BALANCE AT DECEMBER 25, 1999              560,702          38,856          97,141           511,447           (22,326)
Comprehensive income
   Net loss                              (122,142)                                                           (122,142)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $10,312
         of taxes)                        (15,469)
   Comprehensive income


Incentive stock and stock
   ownership plans                          7,210             762           1,903             5,307
Cash dividends, $0.08 per share            (3,109)                                           (3,109)
                                        ---------          ------       ---------         ---------        ----------

BALANCE AT DECEMBER 30, 2000              427,192          39,618          99,044           513,645          (144,468)
Comprehensive income
   Net income                              23,308                                                              23,308
   Other comprehensive income
       Minimum pension liability
         adjustment (net of $12,271
         of taxes)                        (18,407)

   Comprehensive income


Stock sale                                 47,479           3,850           9,626            37,853
Incentive stock and stock
   ownership plans                         22,122             970           2,425            19,697
Cash dividends, $.08 per share             (3,475)                                           (3,475)
                                        ---------          ------       ---------         ---------        ----------

BALANCE AT DECEMBER 29, 2001            $ 498,219          44,438       $ 111,095         $ 567,720        $ (121,160)
                                        =========          ======       =========         =========        ==========


                                                                  ACCUMULATED
                                                                     OTHER
                                           COMPREHENSIVE         COMPREHENSIVE       ESOP
                                               INCOME                INCOME          NOTE
                                           -------------         -------------     --------
BALANCE AT DECEMBER 27, 1998                                       $ (57,133)      $  (2,049)
Comprehensive income
   Net loss                                  $  (44,728)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $21,049
         of taxes)                               31,573               31,573
                                             ----------
   Comprehensive income                      $  (13,155)
                                             ==========

Incentive stock and stock
   ownership plans
Cash dividends, $0.08 per share
ESOP note payments                                                                     2,049
                                                                   ---------         -------

BALANCE AT DECEMBER 25, 1999                                         (25,560)             --
Comprehensive income
   Net loss                                  $ (122,142)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $10,312
         of taxes)                              (15,469)             (15,469)
                                             ----------
   Comprehensive income                      $ (137,611)
                                             ==========

Incentive stock and stock
   ownership plans
Cash dividends, $0.08 per share
                                                                   ---------         -------

BALANCE AT DECEMBER 30, 2000                                         (41,029)             --
Comprehensive income
   Net income                                $   23,308
   Other comprehensive income
       Minimum pension liability
         adjustment (net of $12,271
         of taxes)                              (18,407)             (18,407)
                                             ----------
   Comprehensive income                      $    4,901
                                             ==========

Stock sale
Incentive stock and stock
   ownership plans
Cash dividends, $.08 per share
                                                                   ---------         -------

BALANCE AT DECEMBER 29, 2001                                       $ (59,436)        $    --
                                                                   =========         =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER
                         30, 2000 AND DECEMBER 25, 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Fleming is an industry leader in the distribution of consumable goods, and also has a growing presence in operating "price impact" supermarkets. Our activities encompass two major businesses: distribution and retail operations.

Fiscal Year: Our fiscal year ends on the last Saturday in December. Fiscal 2001 was 52 weeks; 2000 was 53 weeks; 1999 was 52 weeks. The impact of the additional week in 2000 is not material to the results of operations or financial position.

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

Revenue Recognition: Sales are recognized at the point of sale for retail sales and upon shipment of the product for distribution sales, net of anticipated returns, which have not been significant. Net sales include retail services income and net rental income which have consistently been less than 1% of total net sales.

Advertising: Advertising costs are expensed the first time the advertising occurs and amounted to $29 million, $42 million and $59 million in 2001, 2000 and 1999, respectively. Advertising is incurred primarily by the retail segment and is included in selling and administrative expenses.

Taxes on Income: Deferred income taxes arise from temporary differences between financial and tax bases of certain assets and liabilities.

Basic and Diluted Net Income (Loss) Per Share: Both basic and diluted per share amounts are computed based on net income (loss) divided by weighted average shares as appropriate for each calculation subject to anti-dilution limitations.

Cash and Cash Equivalents: Cash equivalents consist of liquid investments readily convertible to cash with an original maturity of three months or less. The carrying amount for cash equivalents is a reasonable estimate of fair value.

Receivables: Receivables include the current portion of customer notes receivable of $30 million in 2001 and $27 million in 2000. Receivables are shown net of allowance for doubtful accounts of $40 million in 2001 and $34 million in 2000. We extend credit to our retail customers which are located over a broad geographic base. Regional concentrations of credit risk are limited. Interest income on impaired loans is recognized only when payments are received.

Inventories: Inventories are valued at the lower of cost or market. Grocery and certain perishable inventories, aggregating approximately 75% and 70% of total inventories in 2001 and 2000, respectively, are valued on a last-in, first-out
(LIFO) method. The cost for the remaining inventories is determined by the first-in, first-out (FIFO) method. Current replacement cost of LIFO inventories was greater than the carrying amounts by approximately $46 million at year-end 2001 and $58 million ($13 million of which is recorded in assets held for sale in current assets) at year-end 2000. In 2001 and 2000, the liquidation of certain LIFO layers related to business closings decreased cost of sales by approximately $17 million and $7 million, respectively.

Property and Equipment: Property and equipment are recorded at cost or, for leased assets under capital leases, at the present value of minimum lease payments. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful asset lives using the straight-line method. The estimated useful lives used in computing depreciation and amortization are: buildings and major improvements - 20 to 40 years; warehouse, transportation and other equipment - 3 to 10 years; and data processing equipment and software - 3 to 10 years.

Goodwill: The excess of purchase price over the fair value of net assets of businesses acquired prior to June 30, 2001 is amortized on the straight-line method over periods not exceeding 40 years. Goodwill is shown net of accumulated amortization of $180 million and $193 million in 2001 and 2000, respectively. We made several small acquisitions in 2001, and we are still finalizing the allocations of the purchase price.

The Financial Accounting Standards Board (FASB) issued SFAS No. 142 -- Goodwill and Other Intangible Assets. One of the provisions of this standard is to require use of a non-amortization approach to account for purchased goodwill and other indefinite intangibles. Under that approach, goodwill and intangible assets with indefinite lives would not be amortized to earnings over a period of time. Instead, these amounts would be reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value. We are currently testing for impairment and expect to have such testing defined by the end of the first quarter of 2002; the tests will be performed by the end of the second quarter of 2002. Goodwill amortization in 2001 was $21.2 million.

Impairment: Asset impairments are recorded when the carrying amount of assets are not recoverable. Impairment is assessed and measured, by asset type, as follows: notes receivable - expected cash collections plus the fair value of the collateral for each note; and, long-lived assets, goodwill and other intangibles
- estimate of the future cash flows expected to result from the use of the asset and its eventual disposition aggregated to the operating unit level for distribution and store level for retail.

Financial Instruments: Interest rate hedge transactions and other financial instruments have been utilized to manage our debt portfolio and interest rate exposure. The methods and assumptions used to estimate the fair value of significant financial instruments are discussed in the Investments and Notes Receivable and Long-Term Debt footnotes.

Stock-Based Compensation: We apply APB Opinion No. 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for our plans.

Comprehensive Income: Comprehensive income is reflected in the Consolidated Statements of Shareholders' Equity. Other comprehensive income is comprised of minimum pension liability adjustments. The cumulative effect of other comprehensive income, net of taxes, is reflected in the Shareholders' Equity section of the Consolidated Balance Sheets.

IMPAIRMENT/RESTRUCTURING CHARGE (CREDIT) AND RELATED COSTS

In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan were to consolidate distribution operations, grow distribution sales, improve retail performance, and reduce overhead and operating expenses, in part by centralizing the procurement and other functions in the Dallas, Texas area. Additionally, in 2000, we decided to reposition certain retail operations into our price impact format and sell or close the remaining conventional retail chains. By mid-2001, we had sold or closed all of our conventional retail stores.

The plan, including the decision to sell or close our conventional retail chains in 2000, took three years to implement and is finished. Any remaining charges represent exit costs that cannot be expensed until incurred and are expected to be minimal.

The pre-tax charge for 2001 was $24 million. After tax, the expense for 2001 was $25 million (which reflects the tax expense impact of goodwill permanent differences from the sale of certain retail stores) or $0.55 per share. The $24 million charge in 2001 was included on several lines of the Consolidated Statements of Operations as follows: $3 million recovery was included in net sales related primarily to gains on the sale of conventional retail stores; $33 million charge was included in cost of sales and was primarily related to inventory markdowns for clearance of closed operations; $18 million charge was included in selling and administrative expense from disposition related costs recognized on a periodic basis (such as occupancy costs); and the remaining $24 million recovery was included in the impairment/restructuring charge (credit) line for the recovery of previously recorded asset impairment resulting from the sale of some retail stores. The charge for 2001 consisted of the following components:

o Net impairment recovery of $41 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $15 million and long-lived asset impairment of $29 million. The original impairments were measured in accordance with SFAS 121 for assets to be held and used in 1998. This method does not allow an upward adjustment to a new carrying amount. In 2000, we decided to sell these operations. This recovery of asset impairment was recorded in a manner similar to how the original charges were recorded. Also included was impairment expense of $3 million related to other long-lived assets.

o Restructuring charges of $17 million. The restructuring charges consisted primarily of severance related expenses for the sold or closed operating units, adjustments to pension withdrawal liabilities and professional fees incurred related to the restructuring process.

o Other disposition and related costs of $48 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, disposition related costs recognized on a periodic basis and other costs, offset partially by gains on sales of conventional retail stores.

The net charge for 2001 related to our business segments as follows: $24 million charge relates to the distribution segment and $8 million recovery relates to the retail segment with the balance relating to support services expenses.

The pre-tax charge for 2000 was $309 million. After tax, the expense for 2000 was $183 million or $4.72 per share. The $309 million charge in 2000 was included on several lines of the Consolidated Statements of Operations as follows: $2 million was included in net sales related primarily to rent income impairment due to division closings; $57 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs relating to procurement and product handling associates, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $37 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis (such as moving and training costs related to the consolidation of certain administrative functions); and the remaining $213 million was included in the impairment/restructuring charge (credit) line. The charge for 2000 consisted of the following components:

o Impairment of assets of $91 million. The impairment components were $3 million for goodwill and $88 million for other long-lived assets relating to planned disposals and closures. All of the goodwill charge was related to a three-store retail acquisition.

o Restructuring charges of $122 million. The restructuring charges consisted partly of severance related expenses and estimated pension withdrawal liabilities for the closings of York and Philadelphia which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The charge included severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. Additionally, the charge included severance related expenses, estimated pension withdrawal liabilities and operating lease liabilities for the divestiture and closing of certain conventional retail stores evaluated during the second and third quarters of 2000. The restructuring charges also consisted of professional fees incurred related to the restructuring process.

o Other disposition and related costs of $96 million. These costs consisted primarily of inventory markdowns for clearance for closed operations, additional depreciation and amortization on assets to be disposed of but not yet held for sale, disposition related costs recognized on a periodic basis and other costs.

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

The charges related to workforce reductions are as follows:



($'s in thousands)             Amount          Headcount
------------------          ------------     ------------
1999 Activity:
     Beginning Liability    $     21,983            1,260
     Charge                       12,029            1,350
     Terminations                (24,410)          (1,950)
                            ------------     ------------
     Ending Liability              9,602              660

2000 Activity:
     Charge                       53,906            5,610
     Terminations                (26,180)          (1,860)
                            ------------     ------------
     Ending Liability             37,328            4,410

2001 Activity:
     Charge                       13,952              400
     Terminations                (33,189)          (4,730)
                            ------------     ------------
     Ending Liability       $     18,091               80
                            ============     ============

The ending liability of $18 million consists of $14 million in union pension withdrawal liabilities with the balance related to severance, most of which relates to associates already severed and being paid. The breakdown of the 400 headcount reduction recorded for 2001 is: 300 from the distribution segment; 50 from the retail segment; and 50 from support services.

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms. The charges and utilization have been recorded to-date as follows:



($'S IN THOUSANDS)             AMOUNT
------------------          ------------
1999 Activity:
     Beginning Liability    $     27,716
     Charge                       15,074
     Utilized                    (10,281)
                            ------------
     Ending Liability             32,509

2000 Activity:
     Charge                       37,149
     Utilized                    (48,880)
                            ------------
     Ending Liability             20,778

2001 Activity:
     Charge                        2,685
     Utilized                    (21,132)
                            ------------
     Ending Liability       $      2,331
                            ============


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

Assets held for sale, reflected on the balance sheet, consisted of $18 million of distribution operating units and $12 million of retail stores as of year-end 2001 and $22 million of distribution operating units and $144 million of retail stores as of year-end 2000. Gains on the sale of facilities, which were included in net sales, totaled approximately $5 million in 2001, $9 million for 2000 and $6 million for 1999.

LITIGATION CHARGES

In 2001, we recorded litigation settlements and other related pre-tax expenses totaling $49 million related to settlement agreements regarding Storehouse Markets, Inc., et al., Don's United Super, et.al., Coddington Enterprises, Inc., et.al, J&A Foods, Inc. et. al., R&D Foods, Inc. et.al., and Robandee United Super, Inc., et.al., and other cases. In 2000, we recorded a $2 million pre-tax gain in settlements relating to other cases. See Contingencies footnote for further discussion regarding these litigation charges.

PER SHARE RESULTS



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2001              2000            1999
----------------------------------------        ------------    ------------     ------------
Numerator:
Basic and diluted earnings (loss)
   before extraordinary charge                  $     26,777    $   (122,142)    $    (44,728)
                                                ============    ============     ============

Denominator:
Weighted average shares for
   basic earnings per share                           42,588          38,716           38,305
Effect of dilutive securities:
   Employee stock options                              1,936              --               --
   Restricted stock compensation                         400              --               --
                                                ------------    ------------     ------------

     Dilutive potential common shares                  2,336              --               --
                                                ------------    ------------     ------------

Weighted average shares for
   diluted earnings per share                         44,924          38,716           38,305
                                                ============    ============     ============

Basic earnings (loss) per share
   before extraordinary charge                  $       0.63    $      (3.15)    $      (1.17)
                                                ============    ============     ============
Diluted earnings (loss) per share
   before extraordinary charge                  $       0.60    $      (3.15)    $      (1.17)
                                                ============    ============     ============

In 2001, we did not reflect 3.9 million of weighted average shares or add back after-tax interest expense of $4.1 million related to convertible debt due to antidilution. We did not reflect 1.2 million weighted average potential shares for the 2000 diluted calculation or 0.4 million weighted average potential shares for the 1999 diluted calculation because they would be antidilutive. Other options with exercise prices exceeding market prices in both 2000 and 1999 consisted of 3.6 million potential shares of common stock that were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Our senior management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with our consolidated financial statements and, accordingly, are reported on the same basis herein. Some of our operations have been centralized into support services. Support services now includes procurement and certain administrative costs. These costs, previously incurred by the segments, are not comparable to the current cost structure of support services making it impractical to revise prior year amounts to match the 2001 presentation; therefore, prior period amounts have not been restated. Interest expense, interest income, equity investments, LIFO adjustments, support services expenses, other unusual charges and income taxes are managed separately by senior management and those items are not allocated to the business segments. Intersegment transactions are reflected at cost.

The following table sets forth the composition of the segments' and total company's net sales, operating earnings, depreciation and amortization, capital expenditures and identifiable assets.



(IN MILLIONS)                                      2001            2000              1999
--------------                                 ------------     ------------     ------------
NET SALES
   Distribution                                $     14,490     $     12,926     $     12,718
   Intersegment elimination                          (1,223)          (1,757)          (2,165)
                                               ------------     ------------     ------------

   Net distribution                                  13,267           11,169           10,553
   Retail                                             2,361            3,275            3,719
                                               ------------     ------------     ------------

Total                                          $     15,628     $     14,444     $     14,272
                                               ============     ============     ============

OPERATING EARNINGS
   Distribution                                $        395     $        297     $        290
   Retail                                                57               62               (2)
   Support Services                                    (223)            (199)            (112)
                                               ------------     ------------     ------------

   Total operating earnings                             229              160              176

   Interest expense                                    (166)            (175)            (165)
   Interest income                                       26               33               40
   Equity investment results                             (2)              (8)             (10)
   Impairment/restructuring charge (credit)              24             (213)            (103)
   Litigation charge (credit)                           (48)               2               --
                                               ------------     ------------     ------------

Income (loss) before taxes                     $         63     $       (201)    $        (62)
                                               ============     ============     ============

DEPRECIATION AND AMORTIZATION
   Distribution                                $        113     $        105     $         88
   Retail                                                50               57               64
   Support Services                                      10               12               10
                                               ------------     ------------     ------------

Total                                          $        173     $        174     $        162
                                               ============     ============     ============

CAPITAL EXPENDITURES
   Distribution                                $        165     $         99     $         53
   Retail                                                68               45              112
   Support Services                                       5                7                1
                                               ------------     ------------     ------------

Total                                          $        238     $        151     $        166
                                               ============     ============     ============

IDENTIFIABLE ASSETS
   Distribution                                $      2,838     $      2,499     $      2,546
   Retail                                               609              681              848
   Support Services                                     208              223              179
                                               ------------     ------------     ------------

Total                                          $      3,655     $      3,403     $      3,573
                                               ============     ============     ============


Kmart is our largest customer, representing approximately 20% of our total sales in 2001 and 10% in 2000. No other single customer represented more than 2% of our net sales in 2001 or 2000.

INCOME TAXES

Components of taxes on income (loss) are as follows:



(IN THOUSANDS)                2001             2000              1999
--------------            ------------     ------------     ------------
Current:
   Federal                $        643     $    (23,291)    $    (17,287)
   State                        (3,104)          10,082           (3,924)
                          ------------     ------------     ------------

Total current                   (2,461)         (13,209)         (21,211)
                          ------------     ------------     ------------

Deferred:
   Federal                      26,048          (41,123)           2,552
   State                        10,117          (24,415)             806
                          ------------     ------------     ------------

Total deferred                  36,165          (65,538)           3,358
                          ------------     ------------     ------------

Taxes on income (loss)    $     33,704     $    (78,747)    $    (17,853)
                          ============     ============     ============

Taxes on income in the above table includes a tax benefit of $2.3 million in 2001 which is reported net in the extraordinary charge from the early retirement of debt in the consolidated statement of operations.

Deferred tax expense (benefit) relating to temporary differences includes the following components:


(IN THOUSANDS)                          2001             2000             1999
--------------                      ------------     ------------     ------------
Depreciation and amortization       $     41,263     $    (39,106)    $     (9,603)
Asset valuations and reserves            (12,368)          29,495          (18,114)
Associate benefits                        11,962           (7,187)          31,700
Credit losses                             (6,571)           1,924           (4,527)
Equity investment results                 (1,291)           8,837             (172)
Lease transactions                        28,269           (4,887)           7,996
Inventory                                  4,791            4,313            7,019
Acquired loss carryforwards                   --               67            4,929
Capital losses                             5,815              452           (4,825)
Note sales                                   105              (41)            (139)
Net operating loss carryforwards         (45,478)         (62,951)              --
Other                                     10,328            3,936          (10,753)
Prepaid expenses                            (660)            (390)            (153)
                                    ------------     ------------     ------------

Deferred tax expense (benefit)      $     36,165     $    (65,538)    $      3,358
                                    ============     ============     ============

Temporary differences that give rise to deferred tax assets and liabilities as of year-end 2001 and 2000 are as follows:



(IN THOUSANDS)                             2001            2000
--------------                         ------------    ------------
Deferred tax assets:
   Depreciation and amortization       $     71,053    $     57,740
   Asset valuations and reserves             59,983          21,772
   Associate benefits                       140,439          81,172
   Credit losses                             30,401          24,927
   Equity investment results                  3,140           2,522
   Lease transactions                        50,163          45,208
   Inventory                                 34,656          26,918
   Capital losses                             6,972           8,152
   Note sales                                 3,017           3,017
   Net operating loss carryforwards         108,429          62,951
   Other                                     30,848          25,941
   Prepaid expenses                           1,683             400
                                       ------------    ------------

Total deferred tax assets                   540,784         360,720
                                       ------------    ------------

Deferred tax liabilities:
   Depreciation and amortization            102,310          47,734
   Asset valuations and reserves             31,324           5,480
   Associate benefits                        97,596          38,639
   Credit losses                             17,064          18,162
   Equity investment results                  4,185           4,857
   Lease transactions                        34,753           1,528
   Inventory                                 74,285          61,757
   Capital losses                             4,954             320
   Note sales                                 2,358           2,253
   Other                                     27,635          12,400
   Prepaid expenses                           3,900           3,277
                                       ------------    ------------

Total deferred tax liabilities              400,364         196,407
                                       ------------    ------------

Net deferred tax asset                 $    140,420    $    164,313
                                       ============    ============


The change in net deferred tax asset from 2000 to 2001 is allocated $36.2 million to deferred income tax expense and $12.3 million benefit to stockholders' equity.

We have federal net operating loss carryforwards of approximately $215 million and state net operating loss carryforwards of approximately $393 million that are due to expire at various times through the year 2022. We also have charitable contribution carryforwards of approximately $2.5 million that will begin to expire in 2005. We believe it is more likely than not that all of our deferred tax assets will be realized.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:



                                                    2001             2000              1999
                                                ------------      ------------      ------------

Statutory rate                                          35.0%             35.0%             35.0%
State income taxes, net of
   federal tax benefit                                   4.9               5.4               5.1
Acquisition-related differences                         (0.2)             (0.5)               --
Other                                                    0.7               2.5              (3.1)
                                                ------------      ------------      ------------

Effective rate on operations                            40.4              42.4              37.0

Impairment/restructuring and
   related charge (credit)                              17.0              (3.2)             (8.5)
                                                ------------      ------------      ------------

Effective rate after impairment/
   restructuring and related charge (credit)            57.4%             39.2%             28.5%
                                                ============      ============      ============

INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable consist of the following:



(IN THOUSANDS)                                  2001            2000
--------------                              ------------    ------------

Investments in and advances to customers    $      4,506    $      7,452
Notes receivable from customers                   88,288          85,522
Other investments and receivables                 12,857          11,493
                                            ------------    ------------

Investments and notes receivable            $    105,651    $    104,467
                                            ============    ============

Investments and notes receivable are shown net of reserves of $31 million and $26 million in 2001 and 2000, respectively. Sales to customers accounted for under the equity method were approximately $0.1 billion, $0.2 billion and $0.3 billion in 2001, 2000 and 1999, respectively. Receivables include $5 million and $4 million in 2001 and 2000, respectively, due from customers accounted for under the equity method.

We extend long-term credit to certain retail customers. Loans are primarily collateralized by inventory and fixtures. Interest rates are above prime with terms up to 10 years.

Impaired notes receivable (including current portion) are as follows:


(IN THOUSANDS)                                   2001             2000
--------------                               ------------     ------------

Impaired notes with related allowances       $     55,377     $     45,711
Credit loss allowance on impaired notes           (19,061)         (20,101)
Impaired notes with no related allowances          12,721            4,793
                                             ------------     ------------

Net impaired notes receivable                $     49,037     $     30,403
                                             ============     ============


Average investments in impaired notes were as follows: 2001-$70 million; 2000-$52 million; and 1999-$65 million.

Activity in the allowance for credit losses is as follows:



(IN THOUSANDS)                             2001             2000             1999
--------------                         ------------     ------------     ------------
Balance, beginning of year             $     59,718     $     55,528     $     47,232
Charged to costs and expenses                37,795           28,872           25,394
Uncollectible accounts written off,
   net of recoveries                        (25,860)         (24,682)         (17,098)
                                       ------------     ------------     ------------

Balance, end of year                   $     71,653     $     59,718     $     55,528
                                       ============     ============     ============

The ending balance of allowance for credit losses includes amounts related to current receivables of $40 million, $34 million and $32 million for the years 2001, 2000 and 1999, respectively. We sold certain notes receivable at face value with limited recourse in years prior to 1998. The outstanding balance at year-end 2001 on all notes sold is $2 million, for which we are contingently liable if the notes become uncollectible.

LONG-TERM DEBT

Long-term debt consists of the following:



(IN THOUSANDS)                                              2001              2000
--------------                                           ------------     ------------
10 1/8% senior notes due 2008                            $    345,870     $         --
10 5/8% senior notes due 2001                                                  300,000
10 1/2% senior subordinated notes due 2004                    250,000          250,000
10 5/8% senior subordinated notes due 2007                    400,000          250,000
5 1/4% convertible senior subordinated notes due 2009         150,000
Revolving credit, average interest rates of
   5.8% for 2001 and 7.7% for 2000, due 2003                  200,000          300,000
Term loans, due 2001 to 2004, average interest
   rate of 6.7% for 2001 and 7.8% for 2000                    118,637          154,421
Other debt (including discounts)                               (6,713)          16,150
                                                         ------------     ------------

                                                            1,457,794        1,270,571
Less current maturities                                       (29,865)         (38,171)
                                                         ------------     ------------

Long-term debt                                           $  1,427,929     $  1,232,400
                                                         ============     ============

Five-year maturities: Aggregate maturities of long-term debt for the next five years are approximately as follows: $30 million in 2002, $240 million in 2003, $299 million in 2004, $0 in 2005, and $0 in 2006.

On March 15, 2001, we issued $355 million of 10 1/8% senior notes that mature on March 15, 2008. Most of the net proceeds were used to redeem all of the $300 million 10 5/8% senior notes due 2001, including an amount to cover accrued interest and the redemption premium. In connection with this redemption, we recognized a $3.5 million after-tax extraordinary charge from early retirement of debt during the first quarter of 2001. The balance of the net proceeds was used to pay down outstanding revolver loans. The new senior notes are unsecured senior obligations, ranking the same as all other existing and future senior indebtedness and senior in right of payment to our senior subordinated notes. The senior notes are effectively subordinated to secured senior indebtedness with respect to assets securing such indebtedness, including loans under our senior secured credit facility. The 10 1/8% senior notes are guaranteed by substantially all of our subsidiaries (see Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes below). See Derivatives below for an explanation of the mark-to-market adjustment to record these notes at fair value.

On October 15, 2001, we sold an additional $150 million of our existing 10 5/8% senior subordinated notes due 2007. The proceeds were used to pay down our revolver loans. The senior subordinated notes consist of two issues: $250 million of 10 1/2% notes due December 1, 2004 and $400 million of 10 5/8% notes due July 31, 2007. The subordinated notes are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and senior to or of equal rank with all of our existing and future subordinated indebtedness.

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

In July 1997, we developed a senior secured credit facility which consists of a $600 million revolving credit facility, with a final maturity of July 25, 2003, and an amortizing term loan with a maturity of July 25, 2004. The term loan was originally $250 million but has been paid down to $119 million at December 29, 2001. Up to $300 million of the revolver may be used for issuing letters of credit. Borrowings and letters of credit issued under the new credit facility may be used for general corporate purposes and are secured by a first priority security interest in the accounts receivable and inventories of Fleming and our subsidiaries and in the capital stock or other equity interests we own in our subsidiaries. In addition, this credit facility is guaranteed by substantially all subsidiaries. The stated interest rate on borrowings under the credit agreement is equal to a referenced index interest rate, normally the London interbank offered interest rate ("LIBOR"), plus a margin. The level of the margin is dependent on credit ratings on our senior secured bank debt.

The credit agreement and the indentures under which other debt instruments were issued contain customary covenants associated with similar facilities. The credit agreement currently contains the following more significant financial covenants: maintenance of a fixed charge coverage ratio of at least 1.7 to 1, based on adjusted earnings, as defined, before interest, taxes, depreciation and amortization and net rent expense and maintenance of a ratio of inventory-plus-accounts receivable to funded bank debt (including letters of credit) of at least 1.4 to 1. The credit agreement, senior notes and senior subordinated notes contain a limitation on restricted payments, including dividends, based on a formula tied to net earnings and equity issuances. Under our most restrictive covenant, these payments are limited to $61 million at year-end 2001. Under the credit agreement, new issues of certain kinds of debt must have a maturity after January 2005. Covenants contained in our indentures under which other debt instruments were issued are generally less restrictive than those of the credit agreement. We are in compliance with all financial covenants under the credit agreement and its indentures.

The credit facility may be terminated in the event of a defined change of control. Under the indentures, noteholders may require us to repurchase notes in the event of a defined change of control coupled with a defined decline in credit ratings.

At year-end 2001, borrowings under the credit facility totaled $119 million in term loans and $200 million of revolver borrowings, and $53 million of letters of credit had been issued. Letters of credit are needed primarily for insurance reserves associated with our normal risk management activities. To the extent that any of these letters of credit would be drawn, payments would be financed by borrowings under the credit agreement.

At year-end 2001, we would have been allowed to borrow an additional $347 million under the revolving credit facility contained in the credit agreement based on the actual borrowings and letters of credit outstanding.

The other debt in the table above included $17 million of medium term notes at year-end 2000. These notes were paid off during the first quarter of 2001. The remaining balance for year-end 2001 and 2000 consists primarily of discounts on various debt instruments.

Weighted Average Interest Rates: The weighted average interest rate for total debt (including capital lease obligations) was 8.7% and 9.5% for 2001 and 2000, respectively.

Interest Expense: Components of interest expense are as follows:


(IN THOUSANDS)                      2001             2000             1999
--------------                  ------------     ------------     ------------
Interest costs incurred:
   Long-term debt               $    134,473     $    135,474     $    127,271
   Capital lease obligations          37,491           39,609           36,768
   Other                               1,520            1,537            2,258
                                ------------     ------------     ------------

   Total incurred                    173,484          176,620          166,297
Less interest capitalized             (7,950)          (2,051)          (1,117)
                                ------------     ------------     ------------

Interest expense                $    165,534     $    174,569     $    165,180
                                ============     ============     ============

Derivatives: In July 2001, we entered into three interest rate swap agreements with a combined notional amount of $200 million. The swaps were tied to our 10 5/8% senior subordinated notes due 2007. The maturity, call dates, and call premiums mirrored those of the notes. The swaps were designed for us to receive a fixed rate of 10 5/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rates reset quarterly beginning July 31, 2001. We documented and designated these swaps to qualify as fair value hedges. On October 26, 2001, we unwound all outstanding swap agreements and in turn received $9 million in cash. Of which, $1 million was interest we earned on the swap since the prior payment date, and the remaining $8 million was recorded as a deferred gain that is being amortized to reduce interest expense over the remaining life of the related subordinated notes.

In November and December 2001, we entered into five new interest rate swap agreements with a combined notional amount of $210 million. These swaps are tied to our 10 1/8% senior notes due 2008. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 10 1/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rates reset quarterly beginning January 1, 2002. We have documented and designated these swaps to qualify as fair value hedges. For the year ended December 29, 2001, in accordance with Statement of Financial Accounting Standards No. 133, the mark-to-market value of these swaps was recorded as a long-term liability of $9 million offset by a change in fair value to the senior subordinated notes due 2008.

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

For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to interest income and provide offset of one another. For the year ended December 29, 2001, there was no net earnings impact relating to our active fair value hedges.

Fair Value of Financial Instruments: The fair value of long-term debt was determined using valuation techniques that considered market prices for actively traded debt, and cash flows discounted at current market rates for management's best estimate for instruments without quoted market prices. At year-end 2001, the fair value of the total debt (excluding capital leases) was lower than the carrying value by $32 million, or 2.2%. The fair value was lower for two reasons. First, the interest rates on the senior subordinated notes, which were set in 1997, were below market levels at year-end 2001. Second, our 5 1/4% convertible senior subordinated notes that mature on March 15, 2009 have an implied trading value based on the price of our common stock. The market price for our stock on December 28, 2001 was below the price used to determine the bond conversion price, causing the bonds to trade at a discount.

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


CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION


                                                                     December 29, 2001
                                            -------------------------------------------------------------------------
                                               Parent                         Non-
                                              Company      Guarantors      Guarantors     Eliminations    Consolidated
                                            -----------    -----------    -----------     ------------    -----------
                                                                        (In thousands)
            ASSETS

Current assets:
 Cash and cash equivalents .............    $    10,175    $     6,876    $       274     $        --     $    17,325
 Receivables, net ......................        483,007        105,250             12              --         588,269
 Inventories ...........................        816,309        198,386                             --       1,014,695
 Other current assets ..................        114,733          4,950             99              --         119,782
                                            -----------    -----------    -----------     -----------     -----------
      Total current assets .............      1,424,224        315,462            385              --       1,740,071
Investment in subsidiaries .............         93,241          5,356             --         (98,597)             --
Intercompany receivables ...............        470,545             --             --        (470,545)             --
Property and equipment, net ............        622,647        287,826          9,182              --         919,655
Goodwill, net ..........................        401,180        153,010             --              --         554,190
Other assets ...........................        379,503         47,861         13,413              --         440,777
                                            -----------    -----------    -----------     -----------     -----------
                                            $ 3,391,340    $   809,515    $    22,980     $  (569,142)    $ 3,654,693
                                            ===========    ===========    ===========     ===========     ===========

 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
 Accounts payable ......................    $   861,445    $   109,311    $     1,035     $        --     $   971,791
 Intercompany payables .................             --        443,066         27,479        (470,545)             --
 Other current liabilities .............        264,743         27,880            713              --         293,336
                                            -----------    -----------    -----------     -----------     -----------
     Total current liabilities .........      1,126,188        580,257         29,227        (470,545)      1,265,127
Obligations under capital leases .......        213,293        118,543             --              --         331,836
Long-term debt and other liabilities ...      1,553,640          5,871             --              --       1,559,511
Equity (deficit) .......................        498,219        104,844         (6,247)        (98,597)        498,219
                                            -----------    -----------    -----------     -----------     -----------
                                            $ 3,391,340    $   809,515    $    22,980     $  (569,142)    $ 3,654,693
                                            ===========    ===========    ===========     ===========     ===========


                                                                     December 30, 2000
                                            -------------------------------------------------------------------------
                                               Parent                        Non-
                                              Company      Guarantors     Guarantors      Eliminations   Consolidated
                                            -----------    -----------    -----------     ------------   ------------
                                                                        (In thousands)
            ASSETS

Current assets:
 Cash and cash equivalents .............    $    22,487    $     6,753    $     1,140     $        --     $    30,380
 Receivables, net ......................        406,203        101,884            958              --         509,045
 Inventories ...........................        635,227        192,499          3,539              --         831,265
 Other current assets ..................        247,400          4,943             40              --         252,383
                                            -----------    -----------    -----------     -----------     -----------
      Total current assets .............      1,311,317        306,079          5,677              --       1,623,073
Investment in subsidiaries .............         65,475          5,356             --         (70,831)             --
Intercompany receivables ...............        372,356             --             --        (372,356)             --
Property and equipment, net ............        481,360        285,117          7,019              --         773,496
Goodwill, net ..........................        411,094        129,440          3,785              --         544,319
Other assets ...........................        405,969         42,918         13,036              --         461,923
                                            -----------    -----------    -----------     -----------     -----------
                                            $ 3,047,571    $   768,910    $    29,517     $  (443,187)    $ 3,402,811
                                            ===========    ===========    ===========     ===========     ===========

 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
 Accounts payable ......................    $   821,407    $   120,145    $     1,727     $        --     $   943,279
 Intercompany payables .................             --        339,688         32,668        (372,356)             --
 Other current liabilities .............        244,524         43,275          1,310              --         289,109
                                            -----------    -----------    -----------     -----------     -----------
     Total current liabilities .........      1,065,931        503,108         35,705        (372,356)      1,232,388
Obligations under capital leases .......        214,611        162,628             --              --         377,239
Long-term debt and other liabilities ...      1,339,837         26,096             59              --       1,365,992
Equity (deficit) .......................        427,192         77,078         (6,247)        (70,831)        427,192
                                            -----------    -----------    -----------     -----------     -----------
                                            $ 3,047,571    $   768,910    $    29,517     $  (443,187)    $ 3,402,811
                                            ===========    ===========    ===========     ===========     ===========



CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION


                                                                        52 Weeks Ended December 29, 2001
                                                 --------------------------------------------------------------------------------
                                                    Parent                             Non-
                                                   Company         Guarantors       Guarantors      Eliminations     Consolidated
                                                 ------------     ------------     ------------     ------------     ------------
                                                                                  (In thousands)

Net sales ...................................    $ 13,098,853     $  3,625,313     $     49,873     $ (1,146,295)    $ 15,627,744
Costs and expenses:
 Cost of sales ..............................      12,451,554        3,096,974           35,608       (1,146,295)      14,437,841
 Selling and administrative .................         442,511          501,579           16,500               --          960,590
 Other ......................................         146,641           45,570           (2,102)              --          190,109
 Impairment/restructuring charge ............           8,513          (32,108)              --               --          (23,595)
 Equity income from subsidiaries ............          (7,667)              --               --            7,667               --
                                                 ------------     ------------     ------------     ------------     ------------
    Total costs and expenses ................      13,041,552        3,612,015           50,006       (1,138,628)      15,564,945
                                                 ------------     ------------     ------------     ------------     ------------
Income (loss) before taxes ..................          57,301           13,298             (133)          (7,667)          62,799
Taxes on income (loss) ......................          30,524            5,553              (55)              --           36,022
                                                 ------------     ------------     ------------     ------------     ------------
Income (loss) before extraordinary charge ...    $     26,777     $      7,745     $        (78)    $     (7,667)    $     26,777
                                                 ============     ============     ============     ============     ============



                                                             53 Weeks Ended December 30, 2000
                                        --------------------------------------------------------------------------------
                                           Parent                             Non-
                                          Company         Guarantors       Guarantors      Eliminations     Consolidated
                                        ------------     ------------     ------------     ------------     ------------
                                                                         (In thousands)

Net sales ..........................    $ 12,013,293     $  3,768,333     $     70,022     $ (1,407,833)    $ 14,443,815
Costs and expenses:
 Cost of sales .....................      11,349,595        3,102,660           52,493       (1,407,833)      13,096,915
 Selling and administrative ........         575,408          591,144           18,451               --        1,185,003
 Other .............................         100,721           46,796            2,424               --          149,941
 Impairment/restructuring charge ...         155,813           56,971               61               --          212,845
 Equity loss from subsidiaries .....          20,108               --               --          (20,108)              --
                                        ------------     ------------     ------------     ------------     ------------
    Total costs and expenses .......      12,201,645        3,797,571           73,429       (1,427,941)      14,644,704
                                        ------------     ------------     ------------     ------------     ------------
Loss before taxes ..................        (188,352)         (29,238)          (3,407)          20,108         (200,889)
Taxes on loss ......................         (66,210)         (11,095)          (1,442)              --          (78,747)
                                        ------------     ------------     ------------     ------------     ------------
Net loss ...........................    $   (122,142)    $    (18,143)    $     (1,965)    $     20,108     $   (122,142)
                                        ============     ============     ============     ============     ============


                                                              52 Weeks Ended December 25, 1999
                                        --------------------------------------------------------------------------------
                                           Parent                             Non-
                                          Company         Guarantors       Guarantors      Eliminations     Consolidated
                                        ------------     ------------     ------------     ------------     ------------
                                                                         (In thousands)

Net sales ..........................    $ 13,624,272     $  1,043,109     $    141,700     $   (537,045)    $ 14,272,036
Costs and expenses:
 Cost of sales .....................      12,434,048          821,782          116,084         (537,045)      12,834,869
 Selling and administrative ........       1,012,393          224,572           24,666               --        1,261,631
 Other .............................         112,593           19,400            3,112               --          135,105
 Impairment/restructuring charge ...         101,058            1,954               --               --          103,012
 Equity loss from subsidiaries .....          16,896               --               --          (16,896)              --
                                        ------------     ------------     ------------     ------------     ------------
    Total costs and expenses .......      13,676,988        1,067,708          143,862         (553,941)      14,334,617
                                        ------------     ------------     ------------     ------------     ------------
Loss before taxes ..................         (52,716)         (24,599)          (2,162)          16,896          (62,581)
Taxes on loss ......................          (7,988)          (8,949)            (916)              --          (17,853)
                                        ------------     ------------     ------------     ------------     ------------
Net loss ...........................    $    (44,728)    $    (15,650)    $     (1,246)    $     16,896     $    (44,728)
                                        ============     ============     ============     ============     ============


CONDENSED CONSOLIDATING CASH FLOW INFORMATION


                                                                        52 Weeks Ended December 29, 2001
                                                 -------------------------------------------------------------------------------
                                                    Parent                             Non-
                                                    Company        Guarantors       Guarantors      Eliminations     Consolidated
                                                 ------------     ------------     ------------     ------------    ------------
                                                                                  (In thousands)
Net cash provided by (used in) operating
 activities .................................    $     22,909     $    (56,131)    $      3,077     $         --    $    (30,145)
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment ........        (140,503)         (89,780)          (8,130)              --        (238,413)
 Other ......................................          42,224            4,350               80               --          46,654
                                                 ------------     ------------     ------------     ------------    ------------
Net cash used in investing activities .......         (98,279)         (85,430)          (8,050)              --        (191,759)
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from financing activities:
 Repayments on capital lease obligations ....         (11,798)          (9,105)              --               --         (20,903)
 Advances (to) from parent ..................        (154,896)         150,789            4,107               --              --
 Other ......................................         229,752               --               --               --         229,752
                                                 ------------     ------------     ------------     ------------    ------------
Net cash provided by financing activities ...          63,058          141,684            4,107               --         208,849
                                                 ------------     ------------     ------------     ------------    ------------
Net increase (decrease) in cash and
  cash equivalents ..........................         (12,312)             123             (866)              --         (13,055)
Cash and cash equivalents at beginning
 of year ....................................          22,487            6,753            1,140               --          30,380
                                                 ------------     ------------     ------------     ------------    ------------
Cash and cash equivalents at end of year ....    $     10,175     $      6,876     $        274     $         --    $     17,325
                                                 ============     ============     ============     ============    ============



                                                                        53 Weeks Ended December 30, 2000
                                                 -------------------------------------------------------------------------------
                                                     Parent                            Non-
                                                    Company        Guarantors       Guarantors      Eliminations    Consolidated
                                                 ------------     ------------     ------------     ------------    ------------
                                                                                  (In thousands)

Net cash provided by operating activities ...    $     40,039     $     86,008     $        598     $         --    $    126,645
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment ........         (75,354)         (60,221)         (15,262)              --        (150,837)
 Other ......................................         101,247            1,686               --               --         102,933
                                                 ------------     ------------     ------------     ------------    ------------
Net cash provided by (used in) investing
 activities .................................          25,893          (58,535)         (15,262)              --         (47,904)
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from financing activities:
 Repayments on capital lease obligations ....         (15,398)          (5,490)              --               --         (20,888)
 Advances (to) from parent ..................          60,912          (76,537)          15,625               --              --
 Other ......................................         (34,156)              --               --               --         (34,156)
                                                 ------------     ------------     ------------     ------------    ------------
Net cash provided by (used in) financing
 activities .................................          11,358          (82,027)          15,625               --         (55,044)
                                                 ------------     ------------     ------------     ------------    ------------
Net increase (decrease) in cash and cash
 equivalents ................................          77,290          (54,554)             961               --          23,697
Cash and cash equivalents at beginning
 of year ....................................         (54,803)          61,307              179               --           6,683
                                                 ------------     ------------     ------------     ------------    ------------
Cash and cash equivalents at end of year ....    $     22,487     $      6,753     $      1,140     $         --    $     30,380
                                                 ============     ============     ============     ============    ============


                                                                          52 Weeks Ended December 25, 1999
                                                 -------------------------------------------------------------------------------
                                                   Parent                              Non-
                                                   Company         Guarantors       Guarantors      Eliminations    Consolidated
                                                 ------------     ------------     ------------     ------------    ------------
                                                                                  (In thousands)

Net cash provided by operating activities ...    $     86,780     $     25,659     $      5,178     $         --    $    117,617
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment ........        (121,414)         (42,482)          (2,443)              --        (166,339)
 Other ......................................         (51,214)           4,209               --               --         (47,005)
                                                 ------------     ------------     ------------     ------------    ------------
Net cash used in investing activities .......        (172,628)         (38,273)          (2,443)              --        (213,344)
                                                 ------------     ------------     ------------     ------------    ------------
Cash flows from financing activities:
 Repayments on capital lease obligations ....         (18,101)          (3,112)            (320)              --         (21,533)
 Advances (to) from parent ..................         (76,668)          78,853           (2,185)              --              --
 Other ......................................         117,976               --               --               --         117,976
                                                 ------------     ------------     ------------     ------------    ------------
Net cash provided by (used in) financing
 activities .................................          23,207           75,741           (2,505)              --          96,443
                                                 ------------     ------------     ------------     ------------    ------------
Net increase (decrease) in cash and cash
 equivalents ................................         (62,641)          63,127              230               --             716
Cash and cash equivalents at beginning
 of year ....................................           7,838           (1,820)             (51)              --           5,967
                                                 ------------     ------------     ------------     ------------    ------------
Cash and cash equivalents at end of year ....    $    (54,803)    $     61,307     $        179     $         --    $      6,683
                                                 ============     ============     ============     ============    ============


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

Accumulated amortization related to leased assets under capital leases was $38 million at year-end 2001 and 2000.

Future minimum lease payment obligations for leased assets under capital leases as of year-end 2001 are set forth below:


(IN THOUSANDS)                                                          LEASE
YEARS                                                               OBLIGATIONS
-----                                                               ------------
2002                                                               $     32,631
2003                                                                     32,537
2004                                                                     32,304
2005                                                                     32,610
2006                                                                     30,139
Later                                                                   103,426
                                                                   ------------

Total minimum lease payments                                            263,647
Less estimated executory costs                                          (33,502)
                                                                   ------------

Net minimum lease payments                                              230,145
Less interest                                                           (48,740)
                                                                   ------------

Present value of net minimum lease payments                             181,405
Less current obligations                                                 (8,994)
                                                                   ------------

Long-term obligations                                              $    172,411
                                                                   ============


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

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 2001:


(IN THOUSANDS)                                      LEASE RENTALS        LEASE
YEARS                                                RECEIVABLE       OBLIGATIONS
-----                                               -------------    ------------

2002                                                $     27,630     $     29,214
2003                                                      20,825           28,256
2004                                                      17,704           27,438
2005                                                      15,185           26,913
2006                                                      13,762           24,998
Later                                                     41,885           83,356
                                                    ------------     ------------

Total minimum lease payments                             136,991          220,175
Less estimated executory costs                           (11,345)         (14,884)
                                                    ------------     ------------

Net minimum lease payments                               125,646          205,291
Less interest                                            (30,500)         (33,450)
                                                    ------------     ------------

Present value of net minimum lease payments               95,146          171,841
Less current portion                                     (12,028)         (12,416)
                                                    ------------     ------------

Long-term portion                                   $     83,118     $    159,425
                                                    ============     ============


The following table shows the composition of annual net rental expense under noncancelable operating leases and subleases with initial terms of one year or greater:



(IN THOUSANDS)                   2001            2000              1999
--------------               ------------     ------------     ------------
Operating activity:
     Rental expense          $     75,765     $     90,018     $    112,530
     Contingent rentals               392              902            1,329
     Less sublease income          (5,233)          (9,014)          (9,868)
                             ------------     ------------     ------------
                                   70,924           81,906          103,991
                             ------------     ------------     ------------

Financing activity:
     Rental expense                63,524           54,847           47,337
     Less sublease income         (80,041)         (66,757)         (68,442)
                             ------------     ------------     ------------
                                  (16,517)         (11,910)         (21,105)
                             ------------     ------------     ------------

Net rental expense           $     54,407     $     69,996     $     82,886
                             ============     ============     ============


We reflect net financing activity, as shown above, as a component of net sales.

Future minimum lease payments required at year-end 2001 under operating leases that have initial noncancelable lease terms exceeding one year are presented in the following table:

(IN THOUSANDS)


                 FACILITY       FACILITIES       EQUIPMENT           NET
YEARS            RENTALS        SUBLEASED         RENTALS          RENTALS
-----          ------------    ------------     ------------    ------------

2002           $    151,237    $    (78,435)    $     12,271    $     85,073
2003                135,470         (67,580)           6,651          74,541
2004                121,137         (56,004)           3,647          68,780
2005                108,084         (50,617)           1,841          59,308
2006                 91,644         (43,125)           1,236          49,755
Later               259,093        (115,048)              --         144,045
               ------------    ------------     ------------    ------------

Total lease
   payments    $    866,665    $   (410,809)    $     25,646    $    481,502
               ============    ============     ============    ============

Contingent rental income and contingent rental expense are not material.

SHAREHOLDERS' EQUITY

Fleming offers a Dividend Reinvestment and Stock Purchase Plan which provides shareholders the opportunity to automatically reinvest their dividends in common stock at a 5% discount from market value. Shareholders also may purchase shares at market value by making cash payments up to $5,000 per calendar quarter. Such programs resulted in issuing 17,000 and 31,000 new shares in 2001 and 2000, respectively.

We primarily issue shares of restricted stock to key employees under plans approved by the stockholders. Periods of restriction and/or performance goals are established for each award.

The fair value of the restricted stock at the time of the grant is recorded as unearned compensation - restricted stock which is netted against capital in excess of par within shareholders' equity. Compensation is amortized to expense when earned. At year-end 2001, 289,546 shares remained available for award under all plans. Subsequent to year-end, approximately 5,000 shares were granted.

Information regarding restricted stock balances is as follows (in thousands):


                                                2001             2000
                                            ------------    ------------

Awarded restricted shares outstanding                637             746
                                            ============    ============

Unearned compensation - restricted stock    $      2,893    $      1,232
                                            ============    ============

We may grant stock options to key employees through stock option plans, providing for the grant of incentive stock options and non-qualified stock options. The stock options have a maximum term of 10 years and have time and/or performance based vesting requirements. At year-end 2001, there were approximately 274,325 shares available for grant under the unrestricted stock option plans. Subsequent to year-end, approximately 7,000 stock options were granted.

To induce two senior executive officers to join Fleming as associates, we granted an aggregate of 200,000 nonqualified stock options in 2001 and 100,000 nonqualified stock options subsequent to 2001. These options are not granted pursuant to a shareholder-approved plan, but the terms of the options are comparable to award agreements issued under our shareholder-approved plans.

Stock option transactions for the three years ended December 29, 2001 are as follows:


                                                WEIGHTED AVERAGE
(SHARES IN THOUSANDS)             SHARES         EXERCISE PRICE     PRICE RANGE
---------------------         --------------    ----------------  ----------------
Outstanding, year-end 1998             2,410     $        19.35    $ 9.72 - 38.38
   Granted                             2,339               9.80    $ 7.53 - 12.25
   Canceled and forfeited               (968)             16.53    $ 7.53 - 38.38
                              --------------     --------------    --------------

Outstanding, year-end 1999             3,781     $        14.19    $ 7.53 - 38.38
   Granted                             1,586              12.79    $ 8.94 - 17.22
   Exercised                             (59)              9.69    $ 7.53 - 11.72
   Canceled and forfeited               (897)             18.13    $ 7.53 - 37.06
                              --------------     --------------    --------------

Outstanding, year-end 2000             4,411     $        12.94    $ 7.53 - 38.38
   Granted                             2,135              23.80    $11.22 - 35.98
   Exercised                            (695)             13.96    $ 7.53 - 24.94
   Canceled and forfeited               (753)             15.11    $ 7.53 - 28.38
                              --------------     --------------    --------------

Outstanding, year-end 2001             5,098              17.04    $ 7.53 - 38.38
                              ==============     ==============    ==============


Information regarding options outstanding at year-end 2001 is as follows:


                                                   ALL           OPTIONS
                                                OUTSTANDING     CURRENTLY
(SHARES IN THOUSANDS)                             OPTIONS      EXERCISABLE
---------------------                          ------------    ------------
Option price $28.38 - $35.98:
   Number of options                                    137               2
   Weighted average exercise price                    31.22           28.38
   Weighted average remaining life in years               9              --

Option price $19.55 - $26.46:
   Number of options                                  2,227             126
   Weighted average exercise price                    23.53           24.33
   Weighted average remaining life in years               9              --

Option price $7.53 - $17.50:
   Number of options                                  2,733           1,299
   Weighted average exercise price                    11.03           10.70
   Weighted average remaining life in years               8              --

In the event of a change of control, all awards will vest immediately.

We apply APB Opinion No. 25 - Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Total compensation cost recognized in income for stock based employee compensation awards was $5.1 million, $3.2 million and $1.4 million for 2001, 2000 and 1999, respectively. If compensation cost had been recognized for the stock-based compensation plans based on fair values of the awards at the grant dates consistent with the method of SFAS No. 123 - Accounting for Stock-Based Compensation, reported net earnings
(loss) and earnings (loss) per share would have been $21.8 million and $.51 for 2001, $(124.7) million and $(3.22) for 2000 and $(46.6) million and $(1.22) for
1999, respectively. The weighted average fair value on the date of grant of the individual options granted during 2001, 2000 and 1999 was estimated at $12.93, $7.90 and $5.08, respectively.

Significant assumptions used to estimate the fair values of awards using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999 are: risk-free interest rate - 3.62% to 6.83%; expected lives of options - 10 years; expected volatility - 30% to 50%; and expected dividend yield of 0.2% to 0.9%.

In 2001, we issued a warrant for the purchase of additional common stock in connection with a private placement sale. The warrant represents the right to purchase up to $50 million worth of additional shares of our common stock, based on a per share exercise price equal to the average closing price of our common stock on the New York Stock Exchange for the 30 consecutive trading days immediately preceding the applicable exercise date. The warrant expires on March 22, 2002 and has been included in our diluted weighted average shares calculation.

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans mentioned above.

                                                                                                       OTHER
(IN THOUSANDS)                                                   PENSION BENEFITS            POSTRETIREMENT BENEFITS
--------------                                           -----------------------------     -----------------------------
                                                             2001             2000             2001             2000
                                                         ------------     ------------     ------------     ------------
Change in benefit obligation:
Balance at beginning of year                             $    405,404     $    375,603     $     13,093     $     15,213
Service cost                                                    9,021            9,940              114              124
Interest cost                                                  30,400           28,924              877              964
Plan participants' contributions                                   --               --              889              773
Actuarial gain/loss                                             6,075           20,118            1,516              604
Amendments                                                        224               --               --               --
Benefits paid                                                 (29,830)         (29,181)          (4,577)          (4,585)
                                                         ------------     ------------     ------------     ------------

Balance at end of year                                   $    421,294     $    405,404     $     11,912     $     13,093
                                                         ============     ============     ============     ============

Change in plan assets:
Fair value at beginning of year                          $    320,248     $    331,862     $         --     $         --
Actual return on assets                                        (6,365)         (10,968)              --               --
Employer contribution                                          24,448           28,535            4,577            4,585
Benefits paid                                                 (29,830)         (29,181)          (4,577)          (4,585)
                                                         ------------     ------------     ------------     ------------

Fair value at end of year                                $    308,501     $    320,248     $         --     $         --
                                                         ============     ============     ============     ============

Funded status                                            $   (112,793)    $    (85,156)    $    (11,912)    $    (13,093)
Unrecognized actuarial loss                                   139,984          109,585            7,104            5,937
Unrecognized prior service cost                                   912              899               --               --
Unrecognized net transition asset                                  60              (53)              --               --
                                                         ------------     ------------     ------------     ------------

Net amount recognized                                    $     28,163     $     25,275     $     (4,808)    $     (7,156)
                                                         ============     ============     ============     ============

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost                                     $      9,331     $      8,302     $         --     $         --
Accrued benefit liability                                     (81,039)         (52,181)          (4,808)          (7,156)
Intangible asset                                                  812              773               --               --
Accumulated other
   comprehensive income                                        99,059           68,381               --               --
                                                         ------------     ------------     ------------     ------------

Net amount recognized                                    $     28,163     $     25,275     $     (4,808)    $     (7,156)
                                                         ============     ============     ============     ============

The following assumptions were used for the plans mentioned above.


                                                                                OTHER
                                         PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                  -----------------------------     -----------------------------
                                      2001             2000             2001              2000
                                  ------------     ------------     ------------     ------------

Discount rate                             7.50%            7.50%            7.50%            7.50%

Expected return on plan assets            9.00%            9.00%              --               --

Rate of compensation increase             4.00%            4.50%              --               --

Net periodic pension and other postretirement benefit costs include the following components:


                                                                                      OTHER
                                   PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                     -------------------------------------------     -----------------------------------------
(IN THOUSANDS)          2001             2000           1999            2001           2000           1999
--------------       -----------     -----------     -----------     -----------    -----------    -----------
Service cost         $     9,021     $     9,940     $    14,163     $       113    $       124    $       177
Interest cost             30,400          28,924          26,511             877            964          1,020
Expected return
   on plan assets        (28,259)        (29,527)        (29,257)             --             --             --
Amortization of
   actuarial loss         10,301           4,429          11,134             349            231            222
Amortization of
   prior service
   cost                      210             292             291              --             --             --
Amortization of
   net transition
   asset                    (113)           (268)           (268)             --             --             --
                     -----------     -----------     -----------     -----------    -----------    -----------

Net periodic
   benefit cost      $    21,560     $    13,790     $    22,574     $     1,339    $     1,319    $     1,419
                     ===========     ===========     ===========     ===========    ===========    ===========


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $421 million, $387 million and $309 million, respectively, as of December 29, 2001 and $405 million, $370 million, and $320 million, respectively, as of December 30, 2000.

For measurement purposes in 2001 and 2000, a 9.0% annual rate of increase in the per capita cost of covered medical care benefits was assumed. For the year 2000, the rate was assumed to remain constant for both the measurement year and following year, then grade down by 0.5% per year until reaching 5.0%, then remain constant thereafter. For the 2001 and 2000 measurement years, the ultimate trend rate was realized at the year 2009.

The effect of a one-percentage point increase in assumed medical cost trend rates would have increased the accumulated postretirement benefit obligation as of December 31, 2001 from $11.9 to $12.6 million, and increased the total of the service cost and interest cost components of the net periodic cost from $0.99 million to $1.04 million. The effect of a one-percentage point decrease in assumed medical cost trend rates would have decreased the accumulated postretirement benefit obligation as of December 31, 2001 from $11.9 to $11.3 million, and decreased the total of the service cost and interest cost components of the net periodic cost from $0.99 million to $0.95 million.

In some of the retail operations, contributory profit sharing plans were maintained for associates who meet certain types of employment and length of service requirements. These plans were discontinued at the beginning of 2000. Contributions under these defined contribution plans were made at the discretion of the Board of Directors and totaled $3 million in 1999.

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

At the end of 2001, associates participating in the Fleming Pension Plan were given a one-time choice between two retirement programs. Option one offered the current retirement program, where employees continue to earn benefits in the Fleming Pension Plan and have the Fleming Matching Contribution in the 401(k) Plan. Option two offered a new retirement program where the employees' pension benefit is frozen as of the end of 2001, begin receiving a Fleming Retirement Contribution to the 401(k) Plan, and continue to receive the Fleming Matching Contribution to the 401(k) Plan. The future benefits between option one and option two will vary among associates based on pay, current and future service with Fleming, participation rate in the 401(k) Plan, and age. Balances at retirement may be different depending on future service with Fleming, pay increases, and investment returns. Associates hired after December 1, 2000 automatically receive option two, thus, there will be no new associates participating in the Fleming Pension Plan.

Certain associates have pension and health care benefits provided under collectively bargained multi-employer agreements. Expenses for these benefits were $60 million, $76 million and $77 million for 2001, 2000 and 1999, respectively.


SUPPLEMENTAL CASH FLOWS INFORMATION



(IN THOUSANDS)                                2001              2000              1999
--------------                             ------------     ------------     ------------
Acquisitions:
   Fair value of assets acquired           $    141,143     $     18,529     $     78,607
   Less:
   Liabilities assumed or created                19,512           11,181               --
   Cash acquired                                    258               28              167
                                           ------------     ------------     ------------

     Cash paid, net of cash acquired       $    121,373     $      7,320     $     78,440
                                           ============     ============     ============

Cash paid during the year for:
   Interest, net of amounts capitalized    $    149,332     $    175,246     $    165,676
                                           ============     ============     ============
   Income taxes, net of refunds            $    (18,378)    $    (71,529)    $     14,863
                                           ============     ============     ============
Property and equipment additions
   by capital leases                       $     14,721     $     47,010     $     45,220
                                           ============     ============     ============

CONTINGENCIES

In accordance with applicable accounting standards, we record a charge reflecting contingent liabilities when we determine that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, we disclose material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable." Set forth below is information regarding certain material litigation loss contingencies that were settled in 2001.

Stockholder Class Action Suit. In February 2000, the court dismissed the plaintiffs' amended complaint with prejudice and in September 2001 the Tenth Circuit affirmed the district court decision. In October 2001, the Tenth Circuit denied the plaintiffs' petition for a full bench rehearing. The plaintiffs did not request a review of the judgment of the lower courts to the United States Supreme Court. As a result, all appeals by the plaintiffs are exhausted and the judgment of the courts, as outlined above, will stand unchanged.

Noteholder Class Action Suit. On May 25, 2001, the noteholder plaintiffs and we executed a settlement agreement and such settlement became final on September 5, 2001. The settlement agreement includes a full release of Fleming from liability to the plaintiffs in this case and Fleming and its insurer paid $2.5 million.

Don's United Super (and related cases). On September 6, 2001, the parties executed a settlement agreement in the Don's United Super, Coddington Enterprises, Inc., J&A Foods, Inc., R&D Foods, Inc., and Robandee United Super, Inc. cases. The settlement agreement includes a full release of Fleming from liability to the plaintiffs in these cases and we recorded a $21 million after-tax charge in the second quarter of 2001 to reflect the total estimated cost of the settlement and other related expenses.

Storehouse Markets. On July 9, 2001, the parties executed a settlement agreement that was subsequently approved by the court on September 10, 2001. The settlement agreement resolved all claims between the parties in exchange for a total payment of $16 million by us and our insurer.

Welsh. On December 31, 2001, the parties executed a settlement agreement that resolved all claims in this case between the parties. Fleming is not required to pay any amounts to the plaintiffs pursuant to this settlement.

In the ordinary course of our business, various legal actions, governmental proceedings and other claims are pending or threatened or may be instituted or asserted in the future against Fleming and its subsidiaries. For some of these matters, Fleming has indemnifications from its vendors. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of the matters could be decided unfavorably to Fleming or the subsidiary involved. Although the amount of liability, if any, at December 29, 2001 with respect to these matters cannot be ascertained, Fleming believes that any resulting liability should not materially affect the consolidated financial position or results of operations for Fleming and its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fleming Companies, Inc. and subsidiaries at December 29, 2001, and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 13, 2002

                         QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share amounts)
                                   (Unaudited)



2001                                      FIRST           SECOND           THIRD          FOURTH           YEAR
----                                   ------------    ------------    ------------    ------------    ------------
Net sales                              $  4,161,191    $  3,457,279    $  4,022,085    $  3,987,189    $ 15,627,744
Costs and expenses (income):
     Cost of sales                        3,794,947       3,193,922       3,748,895       3,700,077      14,437,841
     Selling and administrative             315,285         211,092         209,928         224,285         960,590
     Interest expense                        57,502          34,435          35,370          38,227         165,534
     Interest income                         (9,272)         (5,788)         (5,494)         (5,032)        (25,586)
     Equity investment results                  351            (279)            689             772           1,533
     Impair/restruct charge (credit)        (26,859)           (117)          1,415           1,966         (23,595)
     Litigation charge (credit)               2,028          46,600              --              --          48,628
                                       ------------    ------------    ------------    ------------    ------------
Total costs and expenses                  4,133,982       3,479,865       3,990,803       3,960,295      15,564,945
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before taxes
   and extraordinary charge                  27,209         (22,586)         31,282          26,894          62,799
Taxes on income (loss)                       11,743          (9,128)         12,207          21,200          36,022
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before taxes and
   extraordinary charge                      15,466         (13,458)         19,075           5,694          26,777
Extraordinary charge, net of tax             (3,469)             --              --              --          (3,469)
                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                      $     11,997    $    (13,458)   $     19,075    $      5,694    $     23,308
                                       ============    ============    ============    ============    ============

Basic net income (loss) per share:
   Before extraordinary charge         $       0.38    $      (0.31)   $       0.44    $       0.13    $       0.63
   Extraordinary charge, net of tax           (0.09)             --              --              --           (0.08)
                                       ------------    ------------    ------------    ------------    ------------
   Net income (loss)                   $       0.30    $      (0.31)   $       0.44    $       0.13    $       0.55
                                       ============    ============    ============    ============    ============

Diluted net income (loss) per share:
   Before extraordinary charge         $       0.37    $      (0.31)   $       0.40    $       0.12    $       0.60
   Extraordinary charge, net of tax           (0.08)             --              --              --           (0.08)
                                       ------------    ------------    ------------    ------------    ------------
   Net income (loss)                   $       0.29    $      (0.31)   $       0.40    $       0.12    $       0.52
                                       ============    ============    ============    ============    ============

Dividends paid per share               $       0.02    $       0.02    $       0.02    $       0.02    $       0.08
                                       ============    ============    ============    ============    ============
Weighted average shares outstanding:
     Basic                                   40,190          43,276          43,728          43,907          42,588
                                       ============    ============    ============    ============    ============
     Diluted                                 42,245          43,276          51,032          50,733          44,924
                                       ============    ============    ============    ============    ============


2000                                      FIRST          SECOND           THIRD           FOURTH           YEAR
----                                   ------------    ------------    ------------    ------------    ------------
Net sales                              $  4,331,498    $  3,289,878    $  3,197,655    $  3,624,784    $ 14,443,815
Costs and expenses (income):
     Cost of sales                        3,914,824       2,998,624       2,894,341       3,289,126      13,096,915
     Selling and administrative             372,307         261,374         260,019         293,219       1,186,919
     Interest expense                        53,101          38,447          40,111          42,910         174,569
     Interest income                         (9,505)         (9,340)         (6,322)         (7,495)        (32,662)
     Equity investment results                1,891           1,694           2,097           2,352           8,034
     Impair/restruct charge (credit)         42,145          21,013          83,356          66,331         212,845
     Litigation charge (credit)                  --              --          (1,916)             --          (1,916)
                                       ------------    ------------    ------------    ------------    ------------
Total costs and expenses                  4,374,763       3,311,812       3,271,686       3,686,443      14,644,704
                                       ------------    ------------    ------------    ------------    ------------
Loss before taxes                           (43,265)        (21,934)        (74,031)        (61,659)       (200,889)
Taxes on loss                               (17,392)         (8,585)        (28,472)        (24,298)        (78,747)
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $    (25,873)   $    (13,349)   $    (45,559)   $    (37,361)   $   (122,142)
                                       ============    ============    ============    ============    ============

Basic and diluted net
   loss per share                      $      (0.67)   $      (0.35)   $      (1.17)   $      (0.96)   $      (3.15)
                                       ============    ============    ============    ============    ============
Dividends paid per share               $       0.02    $       0.02    $       0.02    $       0.02    $       0.08
                                       ============    ============    ============    ============    ============
Weighted average shares outstanding:
     Basic                                   38,515          38,576          38,902          38,934          38,716
                                       ============    ============    ============    ============    ============
     Diluted                                 38,515          38,576          38,902          38,934          38,716
                                       ============    ============    ============    ============    ============

Each quarter of 2001 included charges related to our strategic plan: quarter 1 - $1 million of income pre-tax, $.01 per share; quarter 2 - $14 million pre-tax, $8 million after-tax, $.17 per share; quarter 3 - $6 million pre-tax, $4 million after-tax, $.07 per share; quarter 4 - $5 million pre-tax, $14 million after-tax, $.27 per share; full year - $24 million pre-tax, $25 million after-tax (due to the impact of goodwill permanent differences from the sale of certain retail stores), $.55 per share. The first quarter also included unusual items ($2 million in charges from litigation settlements and net additional interest expense of approximately $2 million due to the early retirement of debt) netting to $3 million ($2 million after-tax or $.05 per share). The second quarter included an unusual item charge for litigation settlements of $47 million ($28 million after-tax or $.65 per share). The fourth quarter included an unusual item charge related to the Kmart reorganization of $20 million ($12 million after-tax or $.23 per share). The full year impact of the strategic plan charge and unusual items is $94 million pre-tax, $67 million after-tax or $1.49 per share (includes a $.01 per share impact due to converting from basic to diluted weighted average shares).

Each quarter of 2000 included charges related to our strategic plan: quarter 1 - $64 million pre-tax, $38 million after-tax, $.98 per share; quarter 2 - $46 million pre-tax, $27 million after-tax, $.71 per share; quarter 3 - $101 million pre-tax, $60 million after-tax, $1.53 per share; quarter 4 - $98 million pre-tax, $58 million after-tax, $1.49 per share; full year - $309 million pre-tax, $183 million after-tax, $4.72 per share. The third quarter also included unusual items ($10 million charge related primarily to asset impairment on retail stores, income of $2 million relating to litigation settlements, and $9 million in gains from the sale of distribution facilities) netting to less than $1 million of income ($1 million after-tax or $.04 per share). The full year impact of the strategic plan charge and unusual items is $309 million pre-tax, $184 million after-tax or $4.71 per share (includes a $.05 per share impact due to converting from basic to diluted weighted average shares).

The first quarter of both years consists of 16 weeks; all other quarters are 12 weeks, except for quarter 4, 2000 which is 13 weeks.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2002.

                                            FLEMING COMPANIES, INC.


                                                 /s/ MARK S. HANSEN

                                            By:  Mark S. Hansen
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal executive
                                                 officer)


                                                 /s/ NEAL J. RIDER

                                            By:  Neal J. Rider
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal financial officer)


                                                 /s/ MARK D. SHAPIRO

                                            By:  Mark D. Shapiro
                                                 Senior Vice President
                                                 Finance and Operations Control
                                                 (Principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March, 2002.

/s/ MARK S. HANSEN                          /s/ HERBERT M. BAUM *                      /s/ KENNETH M. DUBERSTEIN *
Mark S. Hansen                              Herbert M. Baum                            Kenneth M. Duberstein
(Chairman of the Board)                     (Director)                                 (Director)

/s/ ARCHIE R. DYKES *                       /s/ CAROL B. HALLETT *                     /s/ ROBERT HAMADA *
Archie R. Dykes                             Carol B. Hallett                           Robert Hamada
(Director)                                  (Director)                                 (Director)

/s/ EDWARD C. JOULLIAN III *                                                           /s/ ALICE M. PETERSON *
Edward C. Joullian III                      Guy A. Osborn                              Alice M. Peterson
(Director)                                  (Director)                                 (Director)


*A Power of Attorney authorizing Mark S. Hansen and Neal J. Rider to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Fleming Companies, Inc. has been filed herein as Exhibit 24.

                                   SCHEDULE II


                             FLEMING COMPANIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              YEARS ENDED DECEMBER 29, 2001 DECEMBER 30, 2000, AND
                                DECEMBER 25, 1999

                                 (IN THOUSANDS)



                                        ALLOWANCE
                                           FOR
                                      CREDIT LOSSES     CURRENT        NONCURRENT
                                      -------------   ------------    ------------


BALANCE, DECEMBER 26, 1998            $     47,232    $     19,979    $     27,253

Charged to cost and expenses                25,394          21,024           4,370

Uncollectible accounts written-off,
  less recoveries                          (17,098)         (8,802)         (8,296)
                                      ------------    ------------    ------------

BALANCE, DECEMBER 25, 1999            $     55,528    $     32,201    $     23,327

Charged to cost and expenses                28,872          15,454          13,418

Uncollectible accounts written-off,
  less recoveries                          (24,682)        (13,729)        (10,953)
                                      ------------    ------------    ------------

BALANCE, DECEMBER 30, 2000            $     59,718    $     33,926    $     25,792

Charged to cost and expenses                37,795          28,130           9,665

Uncollectible accounts written-off,
  less recoveries                          (25,860)        (21,742)         (4,118)
                                      ------------    ------------    ------------

BALANCE, DECEMBER 29, 2001            $     71,653    $     40,314    $     31,339
                                      ============    ============    ============

                               INDEX TO EXHIBITS

                                                                                                 PAGE NUMBER OR
                       EXHIBIT                                                                   INCORPORATION BY
                       NUMBER       DESCRIPTION                                                  REFERENCE TO
                       -------      -----------                                                  ----------------
                         3.1        Certificate of Incorporation                                 Exhibit 3.1 to Form 10-Q for
                                                                                                 quarter ended April 17, 1999

                         3.2        By-Laws                                                      Exhibit 3.2 to Form 10-Q for
                                                                                                 quarter ended April 17, 1999

                         4.0        Credit Agreement, dated as of July 25, 1997, among Fleming   Exhibit 4.16 to Form 10-Q for
                                    Companies, Inc., the Lenders party thereto, BancAmerica      quarter ended July 12, 1997
                                    Securities, Inc., as syndication agent, Societe Generale,
                                    as documentation agent, and The Chase Manhattan Bank, as
                                    administrative agent

                         4.1        First Amendment, dated as of October 5, 1998, to Credit      Exhibit 4.8 to Form 10-Q for
                                    Agreement dated July 25, 1997                                quarter ended October 3, 1998

                         4.2        Second Amendment, dated as of December 21, 1999, to the      Exhibit 4.9 to Form 10-Q for
                                    Credit Agreement dated July 25, 1997                         quarter ended April 15, 2000


                         4.3        Third Amendment dated as of February 26, 2001 to the         Exhibit 4.9 to Amendment No.
                                    Credit Agreement dated July 25, 1997                         1 to Registration Statement
                                                                                                 No. 333-60176

                         4.4        Fourth Amendment, dated as of September 7, 2001, to the      Exhibit 4.16 to Form 10-Q for
                                    Credit Agreement dated July 25, 1997                         quarter ended October 6, 2001

                         4.5        Security Agreement dated as of July 25, 1997, between        Exhibit 4.17 to Form 10-Q for
                                    Fleming Companies, Inc., the company subsidiaries party      quarter ended July 12, 1997
                                    thereto and The Chase Manhattan Bank, as collateral agent

                         4.6        Pledge Agreement, dated as of July 25, 1997, among Fleming   Exhibit 4.18 to Form 10-Q for
                                    Companies, Inc., the company subsidiaries party thereto      quarter ended July 12, 1997
                                    and The Chase Manhattan Bank, as collateral agent

                         4.7        Guarantee Agreement dated as of July 25,                    Exhibit 4.19 to Form 10-Q
                                    1997, among the company subsidiaries party                  for quarter ended July 12, 1997
                                    thereto and The Chase Manhattan Bank,
                                    as collateral agent

                         4.8        Indenture, dated as of July 25, 1997, among Fleming          Exhibit 4.20 to Form 10-Q for
                                    Companies, Inc., the Subsidiary Guarantors named therein     quarter ended July 12, 1997
                                    and Manufacturers and Traders Trust Company, as Trustee,
                                    regarding 10-5/8% Senior Subordinated Notes due 2007

                         4.9        Indenture, dated as of July 25, 1997, among Fleming          Exhibit 4.21 to Form 10-Q for
                                    Companies, Inc., the Subsidiary Guarantors named therein     quarter ended July 12, 1997
                                    and Manufacturers and Traders Trust Company regarding
                                    10-1/2% Senior Subordinated Notes due 2004

                         4.10       Supplement, dated as of September 20, 2001,                  Exhibit 4.18 to Form 10-Q for
                                    to the Indenture dated as of July 25, 1997,                  quarter ended October 6, 2001
                                    among Fleming, Subsidiary Guarantors named
                                    therein and Manufacturers and Traders Trust
                                    Company, as Trustee, regarding 10 5/8%
                                    Senior Subordinated Notes due 2007

                         4.11       Supplement, dated as of September 20, 2001,                  Exhibit 4.19 to Form 10-Q for
                                    to the Indenture dated as of July 25, 1997,                  quarter ended October 6, 2001
                                    among Fleming, the Subsidiary Guarantors
                                    named therein and Manufacturers and Traders
                                    Trust Company, as Trustee, regarding 10 1/2%
                                    Senior Subordinated Notes due 2004

                         4.12       Agreement to furnish copies of other long-term debt          **
                                    instruments

                         4.13       Stock and Warrant Purchase Agreement by and between the      Exhibit 4.1. to Registration
                                    Registrant and U.S. Transportation, LLC dated February 6,    Statement No. 333-60176
                                    2001

                         4.14       Amendment No. 1 dated as of October 17, 2001 to Stock and    Exhibit 4.17 to Form 10-Q for
                                    Warrant Purchase Agreement by and between Fleming and U.S.   quarter ended October 6, 2001
                                    Transportation, LLC dated February 6, 2001

                         4.15       Registration Rights Agreement by and between Fleming and     Exhibit 4.2 to Registration
                                    U.S. Transportation, LLC dated March 22, 2001                Statement No. 333-60176

                         4.16       Indenture, dated as of March 15, 2001, among Fleming         Exhibit 4.9 to Registration
                                    Companies, Inc., the Subsidiary Guarantors named therein     Statement No. 333-60184
                                    and Bankers Trust Company, as Trustee, regarding the
                                    10 1/8% Senior Notes due 2008

                         4.17       Indenture, dated as of March 15, 2001, among Fleming         Exhibit 4.3 to Registration
                                    Companies, Inc., the Subsidiary Guarantors named therein     Statement No. 333-60178
                                    and Bank One, N.A., as Trustee, regarding the 5.25%
                                    Convertible Senior Subordinated Notes due 2009

                         4.18       Registration Rights Agreement, dated as of March 15, 2001,   Exhibit 4.4 to Registration
                                    among Fleming Companies, Inc., the Subsidiary Guarantors     Statement No. 333-60178
                                    named therein, Deutsche Bank Alex. Brown Inc., Bear,
                                    Sterns and Co. Inc, Lehman Brothers Inc., JPMorgan
                                    Securities Inc. and UBS Warburg LLC

                         4.19       Indenture, dated as of October 15, 2001,                     Exhibit 4.20 to Form 10-Q for
                                    among Fleming, the Subsidiary Guarantors named               quarter ended October 6, 2001
                                    therein and Manufacturers and Traders Trust
                                    Company, as Trustee, regarding the 10 5/8%
                                    Series C Senior Subordinated Notes due 2007

                        10.1*       Fleming Companies, Inc. Associate Stock Purchase Plan        Exhibit 10.28 to Form 10-K
                                                                                                 for year ended December 27, 1997

                        10.2*       Amendment to the Associate Stock Purchase Plan               Exhibit 10.73 to Form 10-Q for
                                                                                                 quarter ended July 8, 2000

                        10.3        Dividend Reinvestment and Stock Purchase Plan, as amended    Exhibit 28.1 to Registration
                                                                                                 Statement No. 33-26648 and
                                                                                                 Exhibit 28.3 to Registration
                                                                                                 Statement No. 33-45190

                        10.4*       1990 Stock Option Plan                                       Exhibit 28.2 to Registration
                                                                                                 Statement No. 33-36586

                        10.5*       Amendment No. One to 1990 Stock Option Plan                  Exhibit 10.44 to Form 10-K
                                                                                                 for year ended December 26, 1998


                        10.6*       Form of Option Agreement for 1990 Stock Option Plan          Exhibit 10.2 to Form 10-K for
                                                                                                 year ended December 25, 1999

                        10.7*       Form of Restricted Stock Award Agreement for 1990 Stock      Exhibit 10.5 to Form 10-K for
                                    Option Plan                                                  year ended December 27, 1997

                        10.8*       1990 Stock Incentive Plan (as amended)                       Exhibit 10.45 to Form 10-K
                                                                                                 for year ended December 26, 1998

                        10.9*       Amendment to 1990 Stock Incentive Plan                       Exhibit 10.49 to Form 10-Q
                                                                                                 for quarter ended April 17, 1999

                        10.10*      Phase III of the 1990 Stock Incentive Plan                   Exhibit 10.8 to Form 10-K for
                                                                                                 year ended December 25, 1999

                        10.11*      Corporate Officer Incentive Plan                             Exhibit 10.40 to Form 10-K
                                                                                                 for year ended December 26, 1998

                        10.12*      Executive Deferred Compensation Plan (November 1997)         Exhibit 10.25 to Form 10-K
                                                                                                 for year ended December 27, 1997

                        10.13*      Amendment No. 1 to the Executive Deferred Compensation Plan  Exhibit 10.79 to Form 10-Q
                                                                                                 for quarter ended April 21, 2001

                        10.14*      Form of Agreement for Executive Deferred Compensation Plan   Exhibit 10.27 to Form 10-K
                                    (November 1997)                                              for year ended December 27, 1997

                        10.15*      Form of Amended and Restated Agreement for the Executive     Exhibit 10.31 to Form 10-Q
                                    Deferred Compensation Plan                                   for quarter ended October 3, 1998

                        10.16*      Executive Deferred Compensation Trust (November 1997)        Exhibit 10.26 to Form 10-K
                                                                                                 for year ended December 17, 1997

                        10.17*      Executive Past Service Benefit Plan (November 1997)          Exhibit 10.23 to Form 10-K
                                                                                                 for year ended December 27, 1997


                        10.18*      Form of Agreement for Executive Past Service Benefit Plan    Exhibit 10.24 to Form 10-K
                                    (November 1997)                                              for year ended December 27, 1997

                        10.19*      Form of Amended and Restated Agreement for the Executive     Exhibit 10.30 to Form 10-Q
                                    Past Service Benefit Plan                                    for quarter ended October 3, 1998


                        10.20*      Fleming Companies, Inc. 1996 Stock Incentive Plan            Exhibit A to Proxy Statement
                                                                                                 for year ended December 30, 1995


                        10.21*      Amendment No. 1 to the 1996 Stock Incentive Plan             Exhibit 10.9 to Form 10-K for
                                                                                                 year ended December 28, 1996

                        10.22*      Form of Restricted Stock Award Agreement for 1996 Stock      Exhibit 10.12 to Form 10-K
                                    Incentive Plan (1997)                                        for year ended December 27, 1997

                        10.23*      Form of Restricted Stock Award Agreement for 1996 Stock      Exhibit 10.81 to Form 10-Q
                                    Incentive Plan                                               for quarter ended July 14, 2001

                        10.24*      Form of First Amendment to Restricted Stock Award            Exhibit 10.39 to Form 10-Q
                                    Agreement for the 1996 Stock Incentive Plan                  for quarter ended October 3, 1998


                        10.25*      Form of Amended and Restated Restricted Stock Award          Exhibit 10.33 to Form 10-Q
                                    Agreement for the 1996 Stock Incentive Plan                  for quarter ended October 3, 1998

                        10.26*      Form of Amended and Restated Non-Qualified Stock Option      Exhibit 10.34 to Form 10-Q
                                    Agreement under the 1996 Stock Incentive Plan                for quarter ended October 3, 1998


                        10.27*      Supplemental Income Trust                                    Exhibit 10.10 to Form 10-K
                                                                                                 for year ended December 25, 1999

                        10.28*      First Amendment to the Supplemental Income Trust             Exhibit 10.19 to Form 10-K
                                                                                                 for year ended December 28, 1996

                        10.29*      Amended and Restated Supplemental Retirement Income          Exhibit 10.23 to Form 10-K
                                    Agreement for Robert E. Stauth                               for year ended December 28, 1996

                        10.30       Settlement Agreement between Fleming Companies, Inc. and     Exhibit 10.25 to Form 10-Q
                                    Furr's Supermarkets, Inc. dated October 23, 1997             for quarter ended October 4, 1997

                        10.31*      Form of Amendment to Employment Agreement                    Exhibit 10.43 to Form 10-K
                                    between Registrant and certain executives dated as           for year ended December 26, 1998
                                    of March 2, 1999

                        10.32*      Form of Amendment to Certain Employment Agreements           Exhibit 10.38 to Form 10-Q
                                                                                                 for quarter ended October 3, 1998

                        10.33*      Form of Change of Control Employment Agreement between       Exhibit 10.12 to Form 10-K
                                    Registrant and certain of the employees                      for year ended December 25, 1999

                        10.34*      Form of Amended and Restated Severance Agreement between     Exhibit 10.5 to Form 10-K for
                                    Fleming and certain of its officers                          year ended December 25, 1999

                        10.35*      Fleming Companies, Inc. Amended and Restated Directors'      Exhibit 10.46 to Form 10-K
                                    Compensation and Stock Equivalent Unit Plan                  for year ended December 26, 1998

                        10.36*      1999 Stock Incentive Plan                                    Exhibit 10.38 to Form 10-K
                                                                                                 for year ended December 26, 1998

                        10.37*      Second Amendment to the 1999 Stock Incentive Plan            Exhibit 10.78 to Form 10-Q
                                                                                                 for quarter ended April 21, 2001

                        10.38*      Form of Non-Qualified Stock Incentive Agreement for 1999     Exhibit 10.39 to Form 10-K
                                    Stock Incentive Plan                                         for year ended December 26, 1998

                        10.39*      Form of Non-qualified Stock Incentive Agreement for 1999     Exhibit 10.57 to Form 10-K
                                    Stock Incentive Plan - Corporate                             for year ended December 25, 1999

                        10.40*      Form of Non-qualified Stock Incentive Agreement for 1999     Exhibit 10.58 to Form 10-K
                                    Stock Incentive Plan - Distribution                          for year ended December 25, 1999

                        10.41*      Form of Non-qualified Stock Incentive Agreement for 1999     Exhibit 10.59 to Form 10-K
                                    Stock Incentive Plan - Retail                                for year ended December 25, 1999

                        10.42*      Form of Loan Agreement Pursuant to Executive Stock           Exhibit 10.59 to Form 10-Q
                                    Ownership Program                                            for quarter ended July 10, 1999


                        10.43*      Letter Agreement for William H. Marquard dated as of         Exhibit 10.52 to Form 10-Q
                                    May 26, 1999                                                 for quarter ended April 17, 1999

                        10.44*      Employment Agreement for William H. Marquard dated as of     Exhibit 10.54 to Form 10-Q
                                    June 1, 1999                                                 for quarter ended July 10, 1999

                        10.45*      Restricted Stock Agreement for William H. Marquard dated     Exhibit 10.55 to Form 10-Q
                                    as of June 1, 1999                                           for quarter ended July 10, 1999

                        10.46*      Restricted Stock Award Agreement for William H. Marquard     Exhibit 10.55 to Form 10-K
                                    dated as of December 21, 1999                                for year ended December 25, 1999

                        10.47*      Employment Agreement for Dennis C. Lucas dated as of July    Exhibit 10.56 to Form 10-Q
                                    28, 1999                                                     for quarter ended July 10, 1999

                        10.48*      Restricted Stock Agreement for Dennis C. Lucas dated as of   Exhibit 10.57 to Form 10-Q
                                    July 28, 1999                                                for quarter ended July 10, 1999


                        10.49*      Restricted Stock Agreement for E. Stephen Davis dated as     Exhibit 10.58 to Form 10-Q
                                    of July 20, 1999                                             for quarter ended July 10, 1999

                        10.50*      Amendment to Restricted Stock Award                          Exhibit 10.69 to Form 10-Q for
                                    Agreement for E. Stephen Davis dated as                      quarter ended April 15, 2000
                                    of February 29, 2000

                        10.51*      Amended and Restated Employment Agreement for Scott M.       Exhibit 10.60 to Form 10-K
                                    Northcutt effective as of January 26, 1999                   for year ended December 25, 1999

                        10.52*      Employment Agreement for Neal J. Rider                       Exhibit 10.62 to Form 10-Q for
                                    dated as of January 18, 2000                                 quarter ended April 15, 2000


                        10.53*      Restricted Stock Award Agreement for                         Exhibit 10.64 to Form 10-Q for
                                    Neal J. Rider dated as of January 18, 2000                   quarter ended April 15, 2000

                        10.54*      Employment Agreement for Mark Hansen dated as of             Exhibit 10.41 to Form 10-K
                                    November 30, 1998                                            for year ended December 26, 1998

                        10.55*      Restricted Stock Agreement under 1990 Stock                  Exhibit 10.42 to Form 10-K
                                    Incentive Plan for Mark Hansen dated as of                   for year ended December 26, 1998
                                    November 30, 1998

                        10.56*      Restricted Stock Award Agreement for                         Exhibit 10.65 to Form 10-Q for
                                    Mark S. Hansen dated as of February 29, 2000                 quarter ended April 15, 2000


                        10.57*      Restricted Stock Award Agreement for                         Exhibit 10.66 to Form 10-Q for
                                    David R. Almond dated as of February 29, 2000                quarter ended April 15, 2000

                        10.58*      Amendment to the Amended and Restated                        Exhibit 10.67 to Form 10-Q for
                                    RESTRICTED AWARD AGREEMENT FOR DAVID                         quarter ended April 15, 2000
                                    R. Almond dated as of February 29, 2000

                        10.59*      Amendment to Nonqualified Stock Option                       Exhibit 10.68 to Form 10-Q for
                                    Agreement for David R. Almond dated as                       quarter ended April 15, 2000
                                    of February 29, 2000

                        10.60*      2000 Stock Incentive Plan for Fleming                        Exhibit 10.70 to Form 10-Q for
                                    Companies, Inc.                                              quarter ended April 15, 2000

                        10.61*      Form of Indemnification Agreement for                        Exhibit 10.74 to Form 10-Q for
                                    Directors                                                    quarter ended September 30, 2000

                        10.62*      Form of Indemnification Agreement for                        Exhibit 10.75 to Form 10-Q for
                                    Executive Officers                                           quarter ended September 30, 2000

                        10.63*      Fleming Companies, Inc. Key Executive Retention Plan         Exhibit A to Registrant's
                                                                                                 Proxy Statement dated April 3, 2001

                        10.64*      Fleming Companies, Inc. 2001 Corporate Officer Long-Term     Exhibit 10.76 to Form 10-Q
                                    Incentive Plan                                               for quarter ended April 21, 2001

                        10.65*      Agreement dated as of February 2, 2001 by Fleming            Exhibit 10.80 to Form 10-Q
                                    Companies, Inc. and Kmart Corporation                        for quarter ended April 21, 2001

                        12          Statement setting forth the Computation of Ratio of          **
                                    Earnings to Fixed Charges

                        21          Subsidiaries of Fleming                                      **

                        23          Consent of Deloitte & Touche LLP                             **

                        24          Power of Attorney                                            **


*        Management contract, compensatory plan or arrangement.
**       Filed with this report.