Form 10-Q
period 2002-04-20
FLEMING COMPANIES INC /OK/
filed 2002-05-17
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 20, 2002

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
Yes  X  No
    ---    ---


At the close of business on May 13, 2002, 44,605,000 shares of the registrant's common stock, par value $2.50 per share, were outstanding.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                      Consolidated Condensed Statements of Operations -
                        16 Weeks Ended April 20, 2002,
                        and April 21, 2001

                      Consolidated Condensed Balance Sheets -
                         April 20, 2002, and December 29, 2001

                      Consolidated Condensed Statements of Cash Flows -
                         16 Weeks Ended April 20, 2002,
                         and April 21, 2001

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

    Item 2.        Changes in Securities

    Item 4.        Results of Votes of Security Holders

    Item 6.        Exhibits and Reports on Form 8-K

    SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 16 WEEKS ENDED APRIL 20, 2002 AND APRIL 21, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     2002              2001
                                                                 ------------      ------------

Net sales                                                        $  4,686,139      $  4,137,359
Costs and expenses:
    Cost of sales                                                   4,346,460         3,771,115
    Selling and administrative                                        255,012           317,313
    Interest expense                                                   50,413            57,502
    Interest income and other                                          (6,966)           (8,921)
    Impairment/restructuring credit                                        --           (26,859)
                                                                 ------------      ------------
        Total costs and expenses                                    4,644,919         4,110,150
                                                                 ------------      ------------

Income before taxes                                                    41,220            27,209
Taxes on income                                                        16,611            11,743
                                                                 ------------      ------------

Income before extraordinary charge                                     24,609            15,466

Extraordinary charge from early retirement
    of debt, net of taxes                                                  --            (3,469)
                                                                 ------------      ------------

Net income                                                       $     24,609      $     11,997
                                                                 ============      ============

Basic income per share:
    Income before extraordinary charge                           $       0.56      $       0.39
    Extraordinary charge from early retirement
      of debt, net of taxes                                                --             (0.09)
                                                                 ------------      ------------
    Net income                                                   $       0.56      $       0.30
                                                                 ============      ============

Diluted income per share:
    Income before extraordinary charge                           $       0.52      $       0.37
    Extraordinary charge from early retirement
      of debt, net of taxes                                                --             (0.08)
                                                                 ------------      ------------
    Net income                                                   $       0.52      $       0.29
                                                                 ============      ============

Dividends paid per share                                         $       0.02      $       0.02

Weighted average shares outstanding:
    Basic                                                              44,175            40,190
    Diluted                                                            50,601            42,245
                                                                 ============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(IN THOUSANDS)

                                                                   APRIL 20,       DECEMBER 29,
ASSETS                                                               2002              2001
                                                                 ------------      ------------
Current assets:
     Cash and cash equivalents                                   $      3,974      $     17,325
     Cash held by Trustee for refinancing                             263,125                --
     Receivables, net                                                 588,321           588,269
     Inventories                                                      954,174         1,014,695
     Assets held for sale                                              28,666            30,066
     Other current assets                                              76,169            89,716
                                                                 ------------      ------------
         Total current assets                                       1,914,429         1,740,071
Investments and notes receivable, net                                 102,073           105,651
Investment in direct financing leases                                  76,941            83,118

Property and equipment                                              1,676,372         1,624,499
Less accumulated depreciation
     and amortization                                                (734,388)         (704,844)
                                                                 ------------      ------------
Net property and equipment                                            941,984           919,655
Deferred income taxes                                                  75,001           105,453
Other assets                                                          158,692           146,555
Goodwill, net                                                         554,388           554,190
                                                                 ------------      ------------

Total assets                                                     $  3,823,508      $  3,654,693
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $    835,205      $    971,791
     Current maturities of long-term debt                              39,747            29,865
     Current obligations under capital leases                          21,751            21,410
     Debt to be refinanced                                            263,125                --
     Other current liabilities                                        183,711           242,061
                                                                 ------------      ------------
         Total current liabilities                                  1,343,539         1,265,127
Long-term debt                                                      1,527,016         1,427,929
Long-term obligations under capital leases                            328,295           331,836
Other liabilities                                                     106,749           131,582

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share                          111,661           111,095
     Capital in excess of par value                                   562,235           567,720
     Reinvested earnings (deficit)                                    (96,551)         (121,160)
     Accumulated other comprehensive income -
         additional minimum pension liability                         (59,436)          (59,436)
                                                                 ------------      ------------
         Total shareholders' equity                                   517,909           498,219
                                                                 ------------      ------------
Total liabilities and shareholders' equity                       $  3,823,508      $  3,654,693
                                                                 ============      ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE 16 WEEKS ENDED APRIL 20, 2002, AND APRIL 21, 2001
(IN THOUSANDS)

                                                                     2002              2001
                                                                 ------------      ------------
Cash flows from operating activities:
     Net income                                                  $     24,609      $     11,997
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                  46,326            50,667
        Amortization costs in interest expense                          2,499             2,180
        Credit losses                                                     371             4,517
        Deferred income taxes                                          42,038            10,996
        Impairment/restructuring and related charges,
           net of impairment credit (not in other lines)                   --            (1,899)
        Cash payments on impairment/restructuring
           and related charges                                         (8,580)          (22,904)
        Cost of early debt retirement                                      --             5,787
     Change in assets and liabilities:
        Receivables                                                     1,757            12,556
        Inventories                                                    62,408            (2,572)
        Accounts payable                                             (136,586)         (213,201)
        Other assets and liabilities                                  (79,201)           24,826
     Other adjustments, net                                             1,266               977
                                                                 ------------      ------------
Net cash used in operating activities                                 (43,093)         (116,073)
                                                                 ------------      ------------
Cash flows from investing activities:
     Collections on notes receivable                                   10,658             9,127
     Notes receivable funded                                          (12,100)           (7,585)
     Purchases of property and equipment                              (61,270)          (48,173)
     Proceeds from sale of property and equipment                       9,863            15,968
     Proceeds from sale of businesses                                      --           111,088
     Other investing activities                                         3,373             3,373
                                                                 ------------      ------------
Net cash provided by (used in) investing activities                   (49,476)           83,798
                                                                 ------------      ------------
Cash flows from financing activities:
     Change in revolver                                               110,000          (170,000)
     Proceeds from long-term borrowings                               255,940           500,602
     Principal payments on long-term debt                              (9,880)         (325,575)
     Payments on capital issuance and retirement                       (9,144)          (21,050)
     Principal payments on capital lease obligations                   (4,943)           (5,416)
     Proceeds from sale of common stock                                 1,252            51,392
     Dividends paid                                                      (882)             (785)
                                                                 ------------      ------------
Net cash provided by financing activities                             342,343            29,168
                                                                 ------------      ------------

Net change in cash and cash equivalents                               249,774            (3,107)
Cash and cash equivalents, beginning of period                         17,325            30,380
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $    267,099      $     27,273
                                                                 ============      ============
Supplemental information:
     Cash paid for interest                                      $     57,264      $     43,422
     Cash refunded for income taxes                              $    (26,865)     $     (5,949)
                                                                 ============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLEMING COMPANIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying consolidated condensed financial statements of Fleming Companies, Inc. have been prepared without audit. In our opinion, all adjustments necessary to present fairly our financial position at April 20, 2002, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal, recurring nature except as disclosed. Both basic and diluted income per share are computed based on net income (adjusted for the after-tax effect of interest expense relating to the 5 1/4% convertible senior subordinated notes, if applicable) divided by weighted average shares as appropriate for each calculation.

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period classifications, including the reclassification of net sales and cost of goods due to the adoption of EITF 01-9 in the first quarter of 2002. The effect on the first quarter of 2002 and 2001 was less than $25 million.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2001 annual report on Form 10-K.

3. The LIFO method of inventory valuation is used for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $45.9 million and $46.4 million at April 20, 2002 and December 29, 2001, respectively.

4. Sales and operating earnings for our distribution and retail segments are presented below.

                                                                        16 WEEKS ENDED
                                                                  APRIL 20,         APRIL 21,
($ IN MILLIONS)                                                      2002              2001
---------------                                                  ------------      ------------
Sales:
   Distribution                                                  $      4,389      $      3,719
   Intersegment elimination                                              (372)             (426)
                                                                 ------------      ------------
   Net distribution                                                     4,017             3,293
   Retail                                                                 669               844
                                                                 ------------      ------------

Total sales                                                      $      4,686      $      4,137
                                                                 ============      ============

Operating earnings:
   Distribution                                                  $        138      $        109
   Retail                                                                  16                16
   Support services                                                       (69)              (76)
                                                                 ------------      ------------
Total operating earnings                                                   85                49
Interest expense                                                          (51)              (58)
Interest income and other                                                   7                 9
Impairment/restructuring credit                                            --                27
                                                                 ------------      ------------

Income before taxes                                              $         41      $         27
                                                                 ============      ============

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

Kmart Corporation, our largest customer, represented 23% and 10% of our total net sales during the first quarter of 2002 and 2001, respectively.

5. Our comprehensive income for the 16 weeks ended April 20, 2002, and April 21, 2001, totaled $24.6 million and $12.0 million, respectively. The comprehensive income for these periods was comprised only of the reported net income.

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

We are a party to or threatened with various litigation and contingent loss situations arising in the ordinary course of our business, including disputes with customers, vendors, owners or creditors of financially troubled or failed customers, suppliers, landlords and lessees, employees, insurance carriers, and tax assessors. In this regard, we are currently in binding arbitration with one of our convenience store customers, Clark Retail Enterprises, Inc., regarding the required mix of annual minimum purchases under a supply agreement and related product service charges. We seek to rescind the supply agreement and to recover our damages, and Clark seeks to terminate the supply agreement and recover its damages. The parties are currently involved in settlement discussions. An unfavorable or a favorable outcome could have an effect on our financial statements.

In addition, our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, replacement or repair of our underground fuel storage tanks and for site remediation where necessary. We have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements.

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

7. Long-term debt consists of the following:

                                                                   APRIL 20,       DECEMBER 29,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                         (IN THOUSANDS)

10 1/8% senior notes due 2008                                    $    348,225      $    345,870
10 1/2% senior subordinated notes due 2004                            250,000           250,000
10 5/8% senior subordinated notes due 2007                            400,000           400,000
5 1/4% convertible senior subordinated notes due 2009                 150,000           150,000
9 7/8% senior subordinated notes due 2012                             260,260                --
Revolving credit, average interest rates of 3.6%
   for 2002 and 5.8% for 2001, due 2003                               310,000           200,000
Term loans, due 2002 to 2004, average interest
   rate of 4.3% for 2002 and 6.7% for 2001                            108,757           118,637
Other debt (including discounts)                                      (10,479)           (6,713)
                                                                 ------------      ------------
                                                                    1,816,763         1,457,794
Less 10 1/2% senior subordinated notes due 2004
   being refinanced                                                  (250,000)               --
Less current maturities                                               (39,747)          (29,865)
                                                                 ------------      ------------

Long-term debt                                                   $  1,527,016      $  1,427,929
                                                                 ============      ============

Five-year maturities: Aggregate maturities of long-term debt for the next five years are approximately as follows: in the remainder of 2002, $270 million (includes $250 million currently held in trust to redeem the 10 1/2% senior subordinated notes due 2004); in 2003, $350 million; in 2004, $50 million; in 2005, $0; and in 2006, $0.

On April 15, 2002, we issued $260 million of 9 7/8% senior subordinated notes that mature on May 1, 2012. The net proceeds from this private placement were placed into a trust and will be used to redeem all of the 10 1/2% senior subordinated notes due 2004 as well as accrued interest and the redemption premium. The total placed in trust was approximately $263 million. The redemption of the 2004 notes will take place in the second quarter of this year. The new notes are unsecured senior subordinated obligations, ranking the same as all other existing and future senior subordinated indebtedness. The notes are effectively subordinated to senior secured and senior unsecured indebtedness, including loans under our senior secured credit facility. The 9 7/8% notes are guaranteed by substantially all of our subsidiaries (see Subsidiary Guarantee of Senior Notes and Senior Subordinated Notes below).

In April 2002, we entered into an interest rate swap agreement with a notional amount of $50 million. The swap is tied to our 9 7/8% senior subordinated notes due 2012. The maturity, call dates, and call premiums mirror those of the notes. The swap is designed for us to receive a fixed rate of 9 7/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate resets quarterly beginning May 1, 2002. We documented and designated this swap to qualify as a fair value hedge. At the end of the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), the mark-to-market value of this swap was recorded as a $260 thousand long-term asset offset by a change in fair value to the senior subordinated notes due 2012.

In 2001, we entered into interest rate swap agreements with a combined notional amount of $210 million. The swaps are tied to our 10 1/8% senior notes due 2008. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 10 1/8% and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rates reset quarterly. We have documented and designated these swaps to qualify as fair value hedges. At the end of the first quarter of 2002, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), the mark-to-market value of these swaps was recorded as a $6.8 million long-term liability offset by a change in fair value to the senior subordinated notes due 2008.

For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to interest income and provide offset of one another. For the period ended April 20, 2002, there was no net earnings impact relating to our fair value hedges.

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

The following consolidating condensed financial information depicts, in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. The financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

CONSOLIDATING CONDENSED BALANCE SHEET INFORMATION

                                                                               APRIL 20, 2002
                                             -----------------------------------------------------------------------------------
                                                PARENT                              NON-
                                               COMPANY         GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                             ------------     ------------      ------------      ------------      ------------
                                                                               (IN THOUSANDS)
                       ASSETS
Current assets:
   Cash and cash equivalents                 $    270,586     $     (3,519)     $         32      $         --      $    267,099
   Receivables, net                               476,372          108,365             3,584                --           588,321
   Inventories                                    742,540          211,634                --                --           954,174
   Other current assets                            95,815            8,730               290                --           104,835
                                             ------------     ------------      ------------      ------------      ------------
      Total current assets                      1,585,313          325,210             3,906                --         1,914,429
Investment in subsidiaries                         93,241            5,356                --           (98,597)               --
Intercompany receivables                          517,128               --                --          (517,128)               --
Property and equipment, net                       614,853          318,211             8,920                --           941,984
Goodwill, net                                     401,817          152,571                --                --           554,388
Other assets                                      376,320           36,387                --                --           412,707
                                             ------------     ------------      ------------      ------------      ------------
                                             $  3,588,672     $    837,735      $     12,826      $   (615,725)     $  3,823,508
                                             ============     ============      ============      ============      ============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                          $    744,184     $     90,955      $         66      $         --      $    835,205
   Intercompany payables                               --          498,131            18,997          (517,128)               --
   Other current liabilities                      481,259           27,065                10                --           508,334
                                             ------------     ------------      ------------      ------------      ------------
      Total current liabilities                 1,225,443          616,151            19,073          (517,128)        1,343,539
Obligations under capital leases                  215,012          113,283                --                --           328,295
Long-term debt and other
   liabilities                                  1,630,308            3,457                --                --         1,633,765
Equity (deficit)                                  517,909          104,844            (6,247)          (98,597)          517,909
                                             ------------     ------------      ------------      ------------      ------------
                                             $  3,588,672     $    837,735      $     12,826      $   (615,725)     $  3,823,508
                                             ============     ============      ============      ============      ============

                                                                              DECEMBER 29, 2001
                                             -----------------------------------------------------------------------------------
                                                PARENT                              NON-
                                               COMPANY         GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                             ------------     ------------      ------------      ------------      ------------
                                                                               (IN THOUSANDS)
                       ASSETS
Current assets:
   Cash and cash equivalents                 $     10,175     $      6,876      $        274      $         --      $     17,325
   Receivables, net                               483,007          105,250                12                --           588,269
   Inventories                                    816,309          198,386                --                --         1,014,695
   Other current assets                           114,733            4,950                99                --           119,782
                                             ------------     ------------      ------------      ------------      ------------
      Total current assets                      1,424,224          315,462               385                --         1,740,071
Investment in subsidiaries                         93,241            5,356                --           (98,597)               --
Intercompany receivables                          470,545               --                --          (470,545)               --
Property and equipment, net                       622,647          287,826             9,182                --           919,655
Goodwill, net                                     401,180          153,010                --                --           554,190
Other assets                                      379,503           47,861            13,413                --           440,777
                                             ------------     ------------      ------------      ------------      ------------
                                             $  3,391,340     $    809,515      $     22,980      $   (569,142)     $  3,654,693
                                             ============     ============      ============      ============      ============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                          $    861,445     $    109,311      $      1,035      $         --      $    971,791
   Intercompany payables                               --          443,066            27,479          (470,545)               --
   Other current liabilities                      264,743           27,880               713                --           293,336
                                             ------------     ------------      ------------      ------------      ------------
      Total current liabilities                 1,126,188          580,257            29,227          (470,545)        1,265,127
Obligations under capital leases                  213,293          118,543                --                --           331,836
Long-term debt and other
   liabilities                                  1,553,640            5,871                --                --         1,559,511
Equity (deficit)                                  498,219          104,844            (6,247)          (98,597)          498,219
                                             ------------     ------------      ------------      ------------      ------------
                                             $  3,391,340     $    809,515      $     22,980      $   (569,142)     $  3,654,693
                                             ============     ============      ============      ============      ============

CONSOLIDATING CONDENSED OPERATING STATEMENT INFORMATION

                                                                       16 WEEKS ENDED APRIL 20, 2002
                                             -----------------------------------------------------------------------------------
                                                PARENT                              NON-
                                               COMPANY         GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                             ------------     ------------      ------------      ------------      ------------
                                                                               (IN THOUSANDS)

Net sales                                    $  3,921,818     $  1,147,315      $       (385)     $   (382,609)     $  4,686,139
Costs and expenses:
    Cost of sales                               3,736,628          992,441                --          (382,609)        4,346,460
    Selling and administrative                    106,358          148,517               137                --           255,012
    Other                                          44,258           (1,157)              346                --            43,447
    Equity loss from subsidiaries                  (3,908)              --                --             3,908                --

                                             ------------     ------------      ------------      ------------      ------------
       Total costs and expenses                 3,883,336        1,139,801               483          (378,701)        4,644,919
                                             ------------     ------------      ------------      ------------      ------------

Income (loss) before taxes                         38,482            7,514              (868)           (3,908)           41,220

Taxes on income (loss)                             13,873            3,096              (358)               --            16,611

                                             ------------     ------------      ------------      ------------      ------------
Net income (loss)                            $     24,609     $      4,418      $       (510)     $     (3,908)     $     24,609
                                             ============     ============      ============      ============      ============

                                                                      16 WEEKS ENDED APRIL 21, 2001
                                             -----------------------------------------------------------------------------------
                                                PARENT                              NON-
                                               COMPANY         GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                             ------------     ------------      ------------      ------------      ------------
                                                                               (IN THOUSANDS)

Net sales                                    $  3,441,334     $  1,035,055      $     22,210      $   (361,240)     $  4,137,359
Costs and expenses:
    Cost of sales                               3,256,433          859,049            16,873          (361,240)        3,771,115
    Selling and administrative                    150,323          161,907             5,083                --           317,313
    Other                                          16,457           28,605             3,519                --            48,581
    Impairment/restructuring charge (credit)        6,255          (33,114)               --                --           (26,859)
    Equity loss from subsidiaries                  (3,598)              --                --             3,598                --

                                             ------------     ------------      ------------      ------------      ------------
       Total costs and expenses                 3,425,870        1,016,447            25,475          (357,642)        4,110,150
                                             ------------     ------------      ------------      ------------      ------------

Income (loss) before taxes                         15,464           18,608            (3,265)           (3,598)           27,209

Taxes on income (loss)                                 (2)          13,117            (1,372)               --            11,743

                                             ------------     ------------      ------------      ------------      ------------
Income (loss) before extraordinary charge    $     15,466     $      5,491      $     (1,893)     $     (3,598)     $     15,466
                                             ============     ============      ============      ============      ============

CONSOLIDATING CONDENSED CASH FLOWS INFORMATION

                                                                            16 WEEKS ENDED APRIL 20, 2002
                                                        --------------------------------------------------------------------------
                                                           PARENT                          NON-
                                                          COMPANY       GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                        -----------     -----------     -----------    ------------   ------------
                                                                                      (IN THOUSANDS)

Net cash provided by (used in) operating activities     $   (35,037)    $   (15,558)    $     7,502     $        --    $   (43,093)
                                                        -----------     -----------     -----------     -----------    -----------

Cash flows from investing activities:
Purchases of property and equipment                         (12,141)        (44,657)         (4,472)             --        (61,270)
Other                                                         6,473             621           4,700              --         11,794
                                                        -----------     -----------     -----------     -----------    -----------


Net cash provided by (used in) investing activities          (5,668)        (44,036)            228              --        (49,476)
                                                        -----------     -----------     -----------     -----------    -----------

Cash flows from financing activities:
Repayments on capital lease obligations                      (3,496)         (1,447)             --              --         (4,943)
Advance to (from) parent                                    (42,674)         50,646          (7,972)             --             --
Other                                                       347,286              --              --              --        347,286
                                                        -----------     -----------     -----------     -----------    -----------

Net cash provided by (used in) financing activities         301,116          49,199          (7,972)             --        342,343
                                                        -----------     -----------     -----------     -----------    -----------

Net increase (decrease) in cash & cash equivalents          260,411         (10,395)           (242)             --        249,774

Cash and cash equivalents at beginning of period             10,175           6,876             274              --         17,325

                                                        -----------     -----------     -----------     -----------    -----------
Cash and cash equivalents at end of period              $   270,586     $    (3,519)    $        32     $        --    $   267,099
                                                        ===========     ===========     ===========     ===========    ===========

                                                                           16 WEEKS ENDED APRIL 21, 2001
                                                        --------------------------------------------------------------------------
                                                           PARENT                          NON-
                                                          COMPANY       GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                        -----------     -----------     -----------    ------------   ------------
                                                                                      (IN THOUSANDS)

Net cash provided by (used in)
    operating activities                                $  (117,559)    $     6,588     $    (5,102)    $        --    $  (116,073)
                                                        -----------     -----------     -----------     -----------    -----------

Cash flows from investing activities:
Purchases of property and equipment                         (37,721)         (9,704)           (748)             --        (48,173)
Other                                                        28,573         103,398              --              --        131,971
                                                        -----------     -----------     -----------     -----------    -----------

Net cash provided by (used in) investing
    activities                                               (9,148)         93,694            (748)             --         83,798
                                                        -----------     -----------     -----------     -----------    -----------

Cash flows from financing activities:
Repayments on capital lease obligations                      (3,886)         (1,530)             --              --         (5,416)
Advance to (from) parent                                     97,159        (103,554)          6,395              --             --
Other                                                        34,584              --              --              --         34,584
                                                        -----------     -----------     -----------     -----------    -----------

Net cash provided by (used in) financing
    activities                                              127,857        (105,084)          6,395              --         29,168
                                                        -----------     -----------     -----------     -----------    -----------

Net increase (decrease) in cash and cash
    equivalents                                               1,150          (4,802)            545              --         (3,107)

Cash and cash equivalents at beginning of period             22,487           6,753           1,140              --         30,380

                                                        -----------     -----------     -----------     -----------    -----------
Cash and cash equivalents at end of period              $    23,637     $     1,951     $     1,685     $        --    $    27,273
                                                        ===========     ===========     ===========     ===========    ===========

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

The charges related to workforce reductions are as follows:

                                                        AMOUNT
                                                        ($ IN
                                                      THOUSANDS)        HEADCOUNT
                                                      -----------      -----------

         2001 Ending Liability                        $    18,091               80

         2002 Quarter 1 Terminations                       (4,008)             (50)

                                                      -----------      -----------
            Ending Liability                          $    14,083               30
                                                      ===========      ===========

The ending liability of approximately $14 million is primarily comprised of estimated union pension withdrawal liabilities, but also includes accruals for payments over time to associates whose employment is already severed as well as accruals for associates whose employment is still to be severed. The 50 headcount reduction recorded for the first quarter of 2002 is all from the distribution segment.

Additionally, the strategic plan included charges related to lease obligations which were utilized as operating units or retail stores closed, but ultimately reduced over remaining lease terms. Remaining lease obligations as of year-end 2001 of approximately $2.3 million were utilized during the first quarter of 2002.

Assets held for sale included in current assets at the end of the first quarter of 2002 were approximately $29 million, consisting of $19 million of distribution operating units and $10 million of retail stores.

The net effect of the strategic plan in the first quarter of 2001 was pre-tax income of $1 million. The after-tax effect was income of less than $1 million, or $.01 per share. The first quarter pre-tax charge consisted of the following components:

o Net impairment recovery of $35 million. The components included recovering previously recorded goodwill impairment of $14 million and long-lived asset impairment of $24 million. Also included was impairment of $3 million related to other long-lived assets. These costs are included in the Impairment/restructuring line on our Consolidated Statement of Operations.

o Restructuring charges of $8 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees incurred related to the restructuring process. These costs are included in the Impairment/restructuring line on our Consolidated Statement of Operations.

o Other disposition and related costs of $26 million. These costs are included on several lines of the Consolidated Statement of Operations as follows: $2 million charge was included in net sales; $18 million charge was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $6 million charge was included in selling and administrative expense as disposition related costs recognized on a periodic basis.

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

9. Effective January 1, 2002, we adopted SFAS No. 142 - Goodwill and Other Intangible Assets. This standard requires a non-amortization approach to account for purchased goodwill and other indefinite life intangibles. Under that approach, goodwill and intangible assets with indefinite lives are not amortized to earnings over a period of time. Instead, these amounts are reviewed for impairment and expensed against earnings only in the periods in which the recorded values are more than implied fair value.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We have targeted the first phase of screening for impairment to be completed by June 30, 2002; the second phase, if necessary, will be measured by December 31, 2002. We have allocated all unamortized goodwill to our segments in the following amounts: $416 million to distribution and $138 million to retail.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the first quarter of 2001, is as follows (in thousands, except per share amounts):

                                                                         QUARTER ENDED
                                                                 ------------------------------
                                                                  APRIL 20,          APRIL 21,
                                                                     2002              2001
                                                                 ------------      ------------
Net income:
 Reported net income                                             $     24,609      $     11,997
 Goodwill amortization, net of tax                                         --             5,625
                                                                 ------------      ------------
 Comparative net income                                          $     24,609      $     17,622
                                                                 ============      ============

Basic net income per share:
 Reported net income                                             $       0.56      $       0.30
 Goodwill amortization, net of tax                                         --              0.14
                                                                 ------------      ------------
 Comparative net income                                          $       0.56      $       0.44
                                                                 ============      ============

Diluted net income per share:
 Reported net income                                             $       0.52      $       0.29
 Goodwill amortization, net of tax                                         --              0.13
                                                                 ------------      ------------
 Comparative net income                                          $       0.52      $       0.42
                                                                 ============      ============

For the quarter ended April 20, 2002, no goodwill or other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following (in thousands):

                                           APRIL 20, 2002                                    DECEMBER 29, 2001
                           -----------------------------------------------     -----------------------------------------------
                              GROSS                              OTHER            GROSS                              OTHER
                             CARRYING       ACCUMULATED       INTANGIBLES,       CARRYING       ACCUMULATED       INTANGIBLES,
                              AMOUNT        AMORTIZATION          NET             AMOUNT        AMORTIZATION          NET
                           ------------     ------------      ------------     ------------     ------------      ------------
Customer incentives             118,606          (39,244)           79,362          111,605          (33,463)           78,142
Tradenames                        5,800           (3,658)            2,142            5,800           (3,480)            2,320
Debt issuance costs              59,139          (21,754)           37,385           54,244          (19,255)           34,989
Other                             7,696           (3,955)            3,741            6,390           (3,455)            2,935
                           ------------     ------------      ------------     ------------     ------------      ------------

Other intangibles               191,241          (68,611)          122,630          178,039          (59,653)          118,386

Amortization expense for the 16 weeks ended April 20, 2002 was 9.7 million. Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is as follows (in thousands):

FISCAL YEAR:                           AMOUNT
------------                           ------

       2002                            33,185
       2003                            27,938
       2004                            22,916
       2005                            19,950
       2006                            13,248

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of April 20, 2002, and the related condensed consolidated statements of operations and statements of cash flows for the 16 weeks ended April 20, 2002 and April 21, 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fleming Companies Inc. and subsidiaries as of December 29, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 7, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In April 2002, we announced the pending acquisition of Core-Mark International, Inc. and the completed acquisition of Head Distributing Company for an aggregate of approximately $430 million, which includes the payment of cash and the assumption of debt of these two companies.

Core-Mark, a leading piece-pick distributor to convenience stores and other retail customers in western United States and Canada, had 2001 sales of $3.4 billion. It serves nearly 30,000 locations from its network of 19 distribution centers. This acquisition is expected to close in June 2002.

Head, a Georgia-based distributor, operates two piece-pick distribution centers and serves 3,000 retail locations in six southeastern states. Head's fiscal 2001 sales were approximately $350 million. This acquisition closed April 23, 2002.

We have entered into an agreement with Albertson's to acquire its distribution center in Tulsa, Oklahoma and supply its stores in Oklahoma and Nebraska. This arrangement is expected to close in June 2002.

We anticipate issuing a combination of debt securities and common stock in public offerings in order to fund these acquisitions.

We recorded net income for the first quarter of 2002 of $25 million and EBITDA of $137 million. Excluding $27 million generated in the first quarter of 2001 by our divested conventional retail stores, EBITDA increased 24.5% to $137 million from $110 million. EBITDA is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and LIFO adjustments. EBITDA should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

The following table sets forth the calculation of EBITDA (in millions):

                                                                         16 WEEKS ENDED
                                                                  APRIL 20,         APRIL 21,
                                                                     2002              2001
                                                                 ------------      ------------
Income before
    extraordinary charge                                         $         25      $         15
Add back:
    Taxes on income                                                        17                12
    Depreciation/amortization                                              46                51
    Interest expense                                                       50                58
    LIFO adjustments                                                       (1)                1
                                                                 ------------      ------------
       EBITDA                                                    $        137      $        137(1)
                                                                 ============      ============

(1) Includes $27 million generated in the first quarter of 2001 by our divested conventional retail stores.

In our opinion, EBITDA is the best starting point when evaluating our ability to service debt.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                                                   APRIL 20,         APRIL 21,
FOR THE 16 WEEKS ENDED                                               2002              2001
----------------------                                           ------------      ------------

Net sales                                                              100.00%           100.00%

Gross margin                                                             7.25              8.85
Less:
Selling and administrative                                               5.44              7.67
Interest expense                                                         1.08              1.39
Interest income and other                                               (0.15)            (0.22)
Impairment/restructuring credit                                            --             (0.65)
                                                                 ------------      ------------

Total expenses                                                           6.37              8.19
                                                                 ------------      ------------

Income before taxes and extraordinary charge                             0.88              0.66
Taxes on income                                                          0.35              0.29
                                                                 ------------      ------------

Income before extraordinary charge                                       0.53              0.37

Extraordinary charge from early retirement
  of debt, net of taxes                                                    --             (0.08)
                                                                 ------------      ------------

Net income                                                               0.53%             0.29%
                                                                 ============      ============

Included in amounts reported under generally accepted accounting principles
(GAAP) for 2001 are charges (credits) related to our strategic plan and certain other unusual items that affect the year-to-year comparisons of operating results. 2002 amounts are reported in accordance with GAAP. The comparisons below are shown on a GAAP vs. GAAP basis.

NET SALES.

Net sales for the first quarter (16 weeks) of 2002 increased by $549 million, or 13.3%, to $4.7 billion from the same period in 2001.

Net sales for the distribution segment increased by 22.0% for the first quarter of 2002. The net growth in 2002 was mainly a result of increased activity with Kmart, our largest customer. Kmart accounted for 23% and 10% of our total net sales during the first quarter of 2002 and 2001, respectively. Additionally, growth in distribution sales from a wide variety of new-channel and conventional customers attributed to the increased first quarter sales. New-channel customers, including convenience stores, supercenters, limited assortment stores, drug stores, and self-distributing chains, are an important part of our strategic growth plan and collectively represent approximately one-half of our distribution customer sales base.

Retail segment sales for the first quarter of 2002 decreased 20.7%. The decrease in sales was anticipated due to the disposition of 97 non-strategic conventional retail stores in the first two quarters of 2001 in order to increase focus on our price impact retail stores. First quarter sales in our continuing price impact retail operations increased 24.7% over 2001. Comparable store sales for the continuing operations were flat for the quarter.

GROSS MARGIN.

Gross margin for the first quarter of 2002 decreased as a percentage of net sales to 7.25% from 8.85% for the same period in 2001. The decrease in gross margin rate was an expected result of the change in sales mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, gross margin as a percentage of gross distribution sales declined by 42 basis points for the first quarter of 2002, compared to the same period in 2001. This reflects the increase in Kmart business, which is lower margin, offset by the benefits of centralizing procurement. For the retail segment, gross margin as a percentage of net retail sales decreased for the first quarter of 2002 by 96 basis points, compared to the same period in 2001. As expected, the decreasing margin reflects our transition out of non-strategic conventional retail and into price impact retail which has lower shelf prices and gross margins but also lower operating costs.

SELLING AND ADMINISTRATIVE EXPENSES.

Selling and administrative expenses for the first quarter of 2002 decreased as a percentage of net sales to 5.44% for 2002 from 7.67% in 2001. The sales of the distribution segment represent a larger portion of total company sales than the retail segment, and the distribution segment has lower operating expenses as a percentage of sales than the retail segment.

For the distribution segment, selling and administrative expenses as a percentage of gross sales improved for the first quarter of 2002 by 53 basis points, compared to the same period in 2001, due to leveraging the effect of sales growth and company-wide cost savings initiatives. For the retail segment, selling and administrative expenses as a percentage of retail sales also improved for the first quarter of 2002 by 100 basis points, compared to the same period in 2001, due to our shift in focus from conventional retail to price impact retail, a format that has lower operating expense levels than conventional retail.

OPERATING EARNINGS.

For distribution and retail segments, we measure operating earnings as sales less cost of sales less selling and administrative expenses. The change in operating earnings is a combination of the explanations included in net sales, gross margin and selling and administrative expenses described above.

Operating earnings as a percentage of net sales for the first quarter of 2002 were 1.81%, up from 1.18% for the same period in 2001. Operating earnings for the distribution segment as a percentage of net sales increased to 3.44% from 3.32% in 2001. Retail segment operating earnings as a percentage of net sales increased to 2.30% from 1.93% in 2001.

INTEREST EXPENSE.

Interest expense for the first quarter of 2002 decreased approximately $7 million to $50 million compared to the same period in 2001. This was a result of lower average interest rates in the first quarter of 2002. The first quarters of 2002 and 2001 included $0.5 million and $3 million, respectively, related to the early retirement of debt.

INTEREST INCOME AND OTHER.

Interest income of approximately $7 million for the first quarter of 2002 was $2 million lower than the same period of 2001. The reductions were primarily due to lower interest rates. Interest income in the first quarter of 2002 and 2001 included $0.1 million and $1 million, respectively, related to the early retirement of debt.

IMPAIRMENT/RESTRUCTURING CHARGE.

The strategic plan was fully implemented by the end of 2001 and thus there was no charge in the first quarter of 2002. See Note 8 in the notes to the consolidated condensed financial statements and the Strategic plan charge and unusual items note below for further discussion regarding the strategic plan.

TAXES ON INCOME.

The effective tax rates for the 16 weeks of 2002 and 2001 were 40.3% and 43.2% (before extraordinary charge), respectively. These rates take into account operations activity as well as various permanent and timing differences.

EXTRAORDINARY CHARGE.

We reflected an extraordinary after-tax charge of $3 million ($6 million pre-tax) in the first quarter of 2001 due to the early retirement of debt.

RECENT DEVELOPMENTS.

In the second quarter of 2002, we announced an expected charge of approximately $25 million after-tax related to the closure of a full-line distribution center in Oklahoma City and a general merchandise distribution center in Dallas due to the Albertson's agreement, along with certain merger and integration costs associated with the acquisitions of Core-Mark and Head. Approximately one-half of the charge is expected to be non-cash related costs.

PRIOR YEAR STRATEGIC PLAN CHARGES AND UNUSUAL ITEMS.

The following table shows which income statement captions were affected by our strategic plan charges and unusual items and reconcile our reported GAAP amounts to adjusted amounts as discussed in our 10-Q for the first quarter of 2001. The adjusted amounts are not presentations made in accordance with GAAP and are not a better indicator of our operating performance.

(IN THOUSANDS)                                                   ADJUSTMENTS
--------------                                          ------------------------------
                                                          STRATEGIC         UNUSUAL
    QUARTER 1, 2001                       GAAP              PLAN            ITEMS(1)          ADJUSTED
    ---------------                   ------------      ------------      ------------      ------------
Net sales                             $  4,137,359      $      1,661      $         --      $  4,139,020

Costs and expenses:
Cost of sales                            3,771,115           (17,856)               --         3,753,259
Selling and administrative                 317,313            (6,028)           (2,028)          309,257
Interest expense                            57,502                --            (2,833)           54,669
Interest income and other                   (8,921)               --             1,102            (7,819)
Impairment/restructuring credit            (26,859)           26,859                --                --
                                      ------------      ------------      ------------      ------------

Total costs and expenses                 4,110,150             2,975            (3,759)        4,109,366
                                      ------------      ------------      ------------      ------------

Income before taxes                   $     27,209      $     (1,314)     $      3,759      $     29,654
                                      ============      ============      ============      ============

(1) Includes net additional interest expense of $1.7 million due to early retirement of debt ($2.8 million in interest expense and $1.1 million in interest income and other) and $2.0 million in charges from litigation settlements (in selling and administrative).

CERTAIN ACCOUNTING MATTERS.

The FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. We are studying the impact that SFAS 143 has on our financial statements and planning to implement it in fiscal year 2003, as required. The FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. We implemented SFAS 144 as of the beginning of fiscal year 2002, as required. It had no significant impact on our financial statements. In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We anticipate additional refinancing transactions in 2002 that will result in extraordinary charges. In 2003 these amounts will be reclassed to selling and administrative expense in accordance with SFAS 145. In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. We implemented SOP 01-6 as of the beginning of fiscal year 2002, as required. This SOP provides guidance on the accounting for and disclosure of amounts due to us from customers included in our accounts and notes receivable. We do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, intangible assets, income taxes, self-insurance reserves, retirement benefits, and contingencies and litigation. There have been no significant changes to these estimates and assumptions since the issuance of our 2001 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended April 20, 2002, our principal source of liquidity was borrowings under our credit facility. Our principal source of capital, excluding shareholders' equity, was the issuance of long-term debt in the capital markets.

NET CASH USED IN OPERATING ACTIVITIES.

Net cash used in operating activities was $43 million for the first quarter ended April 20, 2002 compared to a $116 million use of cash for the same period in 2001. The primary use of cash was for working capital.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.

Total investment-related activity resulted in a $49 million use of cash for the first quarter ended April 20, 2002 compared to a $84 million source of cash in the same period of 2001. Cash expended for the purchase of property and equipment totaled $61 million in the first quarter of 2002 compared to $48 million in the same period of 2001. We intend to spend a total of approximately $200 million on capital programs in 2002, with $150 million for distribution and $50 million for retail. There were no cash proceeds from the sale of businesses compared to $111 million in the same period of 2001. The cash expenditures were partially offset by proceeds from asset sales.

NET CASH PROVIDED BY FINANCING ACTIVITIES.

Net cash generated by financing activities was $342 million for the first quarter of 2002 compared to $29 million for the same period last year.

On April 15, 2002, we sold $260 million of new 9 7/8% senior notes due 2012. The net proceeds were placed into a trust to be used to redeem all of the 10 1/2% senior subordinated notes due 2004, including an amount to cover accrued interest and the redemption premium. The total placed in trust was approximately $263 million. The redemption of the 2004 notes will take place in the second quarter of this year. At the end of the first quarter of 2002, outstanding borrowings under the credit facility totaled $109 million of term loans, $310 million of revolver loans, and $53 million of letters of credit.

Our principal sources of liquidity and capital are expected to be cash flows from operating activities, our ability to borrow under our credit facility and the issuance of new debt and equity securities. In addition, lease financing may be employed for our distribution facilities, new retail stores and certain equipment. We believe these sources will be adequate to meet working capital needs, capital expenditures and other capital needs in the normal course of business for the next 12 months. As part of our growth strategy, we will need to raise additional funds through public or private debt or equity financings in order to complete pending acquisitions, acquire additional retail stores or third party businesses or to expand our services more rapidly.

CONTINGENCIES

In accordance with applicable accounting standards, we record a charge reflecting contingent liabilities when we determine that a material loss is "probable" and either "quantifiable" or "reasonably estimable." Additionally, we disclose material loss contingencies when the likelihood of a material loss is deemed to be greater than "remote" but less than "probable."

In the ordinary course of our business, various legal actions, governmental proceedings and other claims are pending or threatened or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, the outcome of individual litigated matters is unpredictable, and it is reasonably possible that some of the matters could be decided unfavorably to us or the subsidiary involved. Although the amount of such liability cannot be ascertained, we believe that any resulting liability should not materially affect the consolidated financial position or results of operations for us and our subsidiaries. See Note 6 in the notes to the consolidated financial statements for further discussion.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements regarding future events and the future financial performance of Fleming. These forward-looking statements and our business are subject to a number of factors that could cause actual results to differ materially from those stated in this report, including without limitation: the ability to obtain financing or obtain it on acceptable terms; unanticipated problems with product procurement; adverse effects of the changing industry and increased competition; sales declines and loss of customers; exposure to litigation and other contingent losses; failure to consummate the Albertson's or Core-Mark transactions; the ability of Kmart to continue as a going concern, to operate pursuant to the terms of its debtor-in-possession financing, or to complete its reorganization according to its plan; the inability to integrate acquired companies and to achieve operating improvements at those companies; increases in labor costs and disruptions in labor relations with union bargaining units representing our associates; and negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other risk factors are described in our Securities and Exchange Commission reports, including but not limited to the 10-K Report for the 2001 fiscal year. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In order to help maintain liquidity and finance business operations, we obtain long-term credit commitments from banks and other financial institution lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing our debt maturities and diversify our sources of debt capital, we also use long-term debt which carries fixed interest rates. Additionally, we use interest rate swap agreements to manage our ratio of fixed-to-floating rate debt in a cost-effective manner.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to or threatened with various litigation and contingent loss situations arising in the ordinary course of our business, including disputes with customers, vendors, owners or creditors of financially troubled or failed customers, suppliers, landlords and lessees, employees, insurance carriers, and tax assessors. See Note 6 in the notes to the consolidated financial statements for further discussion.

In addition, our facilities and operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. In conformity with these provisions, we have a comprehensive program for testing, removal, replacement or repair of our underground fuel storage tanks and for site remediation where necessary. We have established reserves that we believe will be sufficient to satisfy the anticipated costs of all known remediation requirements.

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

ITEM 2. CHANGES IN SECURITIES

In connection with several exercises of a common stock warrant, Merrill Lynch purchased in private transactions a total of 45,000 shares of common stock from us. The exercise dates are as follows: January 31, 2002, February 28, 2002 and March 29, 2002. Merrill Lynch paid us a total of approximately $427,000 to purchase these shares. These shares of common stock were sold pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The company held its annual meeting of shareholders on May 14, 2002. Matters voted on were as follows:

Election of Directors - Herbert M. Baum, Kenneth M. Duberstein, Archie R. Dykes, Carol B. Hallett, Robert S. Hamada, Mark S. Hansen and Alice M. Peterson were each elected to the Board for a term of one year.

Ratification of Independent Auditors - Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2002.

2002 Stock Incentive Plan - Shareholders approved the proposed 2002 Stock Incentive Plan.

2002 Associate Stock Purchase Plan - Shareholders approved the proposed 2002 Associate Stock Purchase Plan.

2002 Aim High Incentive Plan - Shareholders approved the proposed 2002 Aim High Incentive Plan.

2002 Aim High Plus Incentive Plan - Shareholders approved the proposed 2002 Aim High Plus Incentive Plan.

The number of votes cast were as follows (votes in thousands):

                                                                FOR                   WITHHELD
                                                                ---                   --------
Election of Directors
 Herbert M. Baum                                               38,462                     377
 Kenneth M. Duberstein                                         38,462                     376
 Archie R. Dykes                                               38,471                     367
 Carol B. Hallett                                              38,470                     368
 Robert S. Hamada                                              38,470                     368
 Mark S. Hansen                                                38,468                     370
 Alice M. Peterson                                             38,473                     365

                                                               FOR                   AGAINST                 ABSTAIN
                                                               ---                   -------                 -------

Ratification of Independent Auditors                          37,863                     902                      73

2002 Stock Incentive Plan                                     21,174                  10,573                     572

2002 Associate Stock Purchase Plan                            28,780                   3,004                     536

2002 Aim High Incentive Plan                                  29,359                   2,381                     580

2002 Aim High Plus Incentive Plan                             29,041                   2,697                     582

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

          EXHIBIT NUMBER

                  2.1 Agreement and Plan of Merger, dated as of April 23, 2002, among Fleming, Platform Corporation, Core-Mark International, Inc., and the stockholders of Core-Mark International, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed April 24, 2002

                  3.1 Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

                  3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

                  4.20 Indenture, dated as of April 15, 2002, among Fleming, the Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding the 9 7/8% Senior Subordinated Notes Due 2012

                  4.21 Registration Rights Agreement, dated as of April 15, 2002, among Fleming, the Subsidiary Guarantors named therein and Initial Purchasers named therein

                  15 Letter from Independent Accountants as to Unaudited Interim Financial Information

(b) Reports on Form 8-K:

On April 2, 2002, we filed a Form 8-K which announced the intention to offer for sale in a private placement $260 million of senior subordinated notes due 2012, the net proceeds of which were to be used to redeem $250 million of outstanding senior subordinated notes due 2004.

On April 16, 2002, we filed a Form 8-K which announced the issuance of $260 million of senior subordinated notes due May 1, 2012 in a private placement, the net proceeds of which are currently in escrow pending the redemption of the $250 million of outstanding senior subordinated notes due 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FLEMING COMPANIES, INC.




May 17, 2002                            /s/ MARK D. SHAPIRO
                                        ----------------------------------------
                                        Mark D. Shapiro
                                        Senior Vice President
                                        Finance and Operations Control
                                        (Duly Authorized Officer of Registrant
                                        and Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   2.1                   Agreement and Plan of Merger, dated as of April 23,
                         2002, among Fleming, Platform Corporation, Core-Mark
                         International, Inc., and the stockholders of Core-Mark
                         International, Inc., incorporated by reference to
                         Exhibit 2.1 to Form 8-K filed April 24, 2002

   3.1                   Certificate of Incorporation, incorporated by reference
                         to Exhibit 3.1 to Form 10-Q for quarter ended April 17,
                         1999

   3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

   4.20 Indenture, dated as of April 15, 2002, among Fleming, the Subsidiary Guarantors named therein and Manufacturers and Traders Trust Company, as Trustee, regarding the 9 7/8% Senior Subordinated Notes Due 2012

   4.21                  Registration Rights Agreement, dated as of April 15,
                         2002, among Fleming, the Subsidiary Guarantors named therein and Initial Purchasers named therein

   15                    Letter from Independent Accountants as to Unaudited
                         Interim Financial Information