Form 10-Q
period 2002-07-13
FLEMING COMPANIES INC /OK/
filed 2002-08-27
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 13, 2002

                         COMMISSION FILE NUMBER: 1-8140

                             FLEMING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                         OKLAHOMA                        48-0222760
                (State of incorporation)              (I.R.S. Employer
                                                     Identification No.)

                              1945 LAKEPOINTE DRIVE
                             LEWISVILLE, TEXAS 75029
                    (Address of principal executive offices)

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


On August 19, 2002, 54,300,000 shares of the registrant's common stock, par value $2.50 per share, were outstanding.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                      Condensed Consolidated Statements of Operations -
                        12 Weeks Ended July 13, 2002,
                        and July 14, 2001

                      Condensed Consolidated Statements of Operations -
                        28 Weeks Ended July 13, 2002,
                        and July 14, 2001

                      Condensed Consolidated Balance Sheets -
                        July 13, 2002, and December 29, 2001

                      Condensed Consolidated Statements of Cash Flows -
                        28 Weeks Ended July 13, 2002,
                        and July 14, 2001

                      Notes to Condensed Consolidated Financial
                        Statements

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

PART II. OTHER INFORMATION:

    Item 1.        Legal Proceedings

    Item 2.        Changes in Securities

    Item 6.        Exhibits and Reports on Form 8-K

    SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 12 WEEKS ENDED JULY 13, 2002 AND JULY 14, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                       2002              2001
                                                   ------------      ------------
Net sales                                          $  3,929,956      $  3,445,731
Costs and expenses:
    Cost of sales                                     3,650,203         3,182,374
    Selling and administrative                          202,153           211,092
    Interest expense                                     42,676            34,435
    Interest income and other                            (7,837)           (6,067)
    Impairment/restructuring charge (credit)             27,361              (117)
    Litigation charges                                       --            46,600
                                                   ------------      ------------
        Total costs and expenses                      3,914,556         3,468,317
                                                   ------------      ------------

Income (loss) before taxes                               15,400           (22,586)
Taxes on income (loss)                                    5,310            (9,128)
                                                   ------------      ------------

Income (loss) before extraordinary charge                10,090           (13,458)

Extraordinary charge from early retirement
    of debt, net of taxes                                (7,863)               --
                                                   ------------      ------------

Net income (loss)                                  $      2,227      $    (13,458)
                                                   ============      ============

Basic income (loss) per share:
    Income (loss) before extraordinary charge      $       0.21      $      (0.31)
    Extraordinary charge from early retirement
      of debt, net of taxes                               (0.16)               --
                                                   ------------      ------------
    Net income (loss)                              $       0.05      $      (0.31)
                                                   ============      ============

Diluted income (loss) per share:
    Income (loss) before extraordinary charge      $       0.21      $      (0.31)
    Extraordinary charge from early retirement
      of debt, net of taxes                               (0.16)               --
                                                   ------------      ------------
    Net income (loss)                              $       0.05      $      (0.31)
                                                   ============      ============

Dividends paid per share                           $       0.02      $       0.02

Weighted average shares outstanding:
    Basic                                                47,367            43,276
    Diluted                                              48,848            43,276
                                                   ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 28 WEEKS ENDED JULY 13, 2002 AND JULY 14, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                           2002              2001
                                                       ------------      ------------
Net sales                                              $  8,616,095      $  7,583,090
Costs and expenses:
    Cost of sales                                         7,996,663         6,953,489
    Selling and administrative                              457,165           526,377
    Interest expense                                         93,089            91,937
    Interest income and other                               (14,803)          (14,988)
    Impairment/restructuring charge (credit)                 27,361           (26,976)
    Litigation charges                                           --            48,628
                                                       ------------      ------------
        Total costs and expenses                          8,559,475         7,578,467
                                                       ------------      ------------

Income before taxes                                          56,620             4,623
Taxes on income                                              21,921             2,615
                                                       ------------      ------------

Income before extraordinary charge                           34,699             2,008

Extraordinary charge from early retirement
    of debt, net of taxes                                    (7,863)           (3,469)
                                                       ------------      ------------

Net income (loss)                                      $     26,836      $     (1,461)
                                                       ------------      ------------

Basic income (loss) per share:
    Income before extraordinary charge                 $       0.76      $       0.05
    Extraordinary charge from early retirement
      of debt, net of taxes                                   (0.17)            (0.08)
                                                       ------------      ------------
    Net income (loss)                                  $       0.59      $      (0.03)
                                                       ============      ============

Diluted income (loss) per share:
    Income before extraordinary charge                 $       0.72      $       0.05
    Extraordinary charge from early retirement
      of debt, net of taxes                                   (0.15)            (0.08)
                                                       ------------      ------------
    Net income (loss)                                  $       0.57      $      (0.03)
                                                       ============      ============

Dividends paid per share                               $       0.04      $       0.04

Weighted average shares outstanding:
    Basic                                                    45,542            41,512
    Diluted                                                  51,998            44,077
                                                       ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       JULY 13,        DECEMBER 29,
                                                                         2002              2001
                                                                     ------------      ------------
Assets
Current assets:
     Cash and cash equivalents                                       $     40,780      $     17,325
     Cash held for refinancing                                             55,105                --
     Receivables, net                                                     729,675           588,269
     Inventories                                                        1,251,525         1,014,695
     Assets held for sale                                                  37,190            30,066
     Other current assets                                                  98,066            89,716
                                                                     ------------      ------------
         Total current assets                                           2,212,341         1,740,071
Investments and notes receivable, net                                      97,143           105,651
Investment in direct financing leases                                      72,398            83,118

Property and equipment                                                  1,542,948         1,624,499
Less accumulated depreciation
     and amortization                                                    (650,514)         (704,844)
                                                                     ------------      ------------
Net property and equipment                                                892,434           919,655
Deferred income taxes                                                      61,961           105,453
Other assets                                                              188,390           146,555
Goodwill, net                                                             837,610           554,190
                                                                     ------------      ------------
Total assets                                                         $  4,362,277      $  3,654,693
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $  1,037,935      $    971,791
     Current maturities of long-term debt                                   4,358            29,865
     Current obligations under capital leases                              22,115            21,410
     Debt to be refinanced                                                 55,105                --
     Other current liabilities                                            238,591           242,061
                                                                     ------------      ------------
         Total current liabilities                                      1,358,104         1,265,127
Long-term debt                                                          1,856,111         1,427,929
Long-term obligations under capital leases                                325,345           331,836
Other liabilities                                                         127,938           131,582

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share                              135,211           111,095
     Capital in excess of par value                                       712,701           567,720
     Reinvested earnings (deficit)                                        (94,324)         (121,160)
     Accumulated other comprehensive income:
         Additional minimum pension liability                             (59,436)          (59,436)
         Cumulative foreign currency translation adjustment                   627                --
                                                                     ------------      ------------
         Total shareholders' equity                                       694,779           498,219
                                                                     ------------      ------------
Total liabilities and shareholders' equity                           $  4,362,277      $  3,654,693
                                                                     ============      ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE 28 WEEKS ENDED JULY 13, 2002, AND JULY 14, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         2002              2001
                                                                     ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                               $     26,836      $     (1,461)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                                      81,921            87,451
        Amortization costs in interest expense                              4,535             3,490
        Credit losses                                                       3,008            12,119
        Deferred income taxes                                              41,934            35,389
        Impairment/restructuring and related charges,
           net of impairment credit (not in other lines)                   27,361             8,898
        Cash payments on impairment/restructuring
           and related charges                                            (12,430)          (43,652)
        Cost of early debt retirement                                      13,119             5,787
     Change in assets and liabilities,
       excluding effect of acquisitions:
        Receivables                                                        (1,675)          (69,454)
        Inventories                                                       (72,867)         (132,007)
        Accounts payable                                                 (118,922)           64,039
        Other assets and liabilities                                     (121,669)          (36,702)
     Other adjustments, net                                                 2,975             2,080
                                                                     ------------      ------------
Net cash used in operating activities                                    (125,874)          (64,023)
                                                                     ------------      ------------
Cash flows from investing activities:
     Collections on notes receivable                                       26,353            17,714
     Notes receivable funded                                              (12,878)          (12,277)
     Purchases of businesses, net of cash received                       (290,442)          (70,162)
     Purchases of property and equipment                                  (97,922)         (111,619)
     Proceeds from sale of property and equipment                         141,758            12,018
     Proceeds from sale of businesses                                          --           116,905
     Other investing activities                                             6,057             6,013
                                                                     ------------      ------------
Net cash used in investing activities                                    (227,074)          (41,408)
                                                                     ------------      ------------
Cash flows from financing activities:
     Change in revolver                                                  (125,000)         (100,000)
     Proceeds from long-term borrowings                                   880,940           715,602
     Principal payments on long-term debt                                (443,743)         (549,031)
     Payments on capital issuance and debt retirement                     (47,276)          (21,554)
     Principal payments on capital lease obligations                      (10,160)          (10,366)
     Proceeds from sale of common stock                                   178,517            56,343
     Dividends paid                                                        (1,770)           (1,653)
                                                                     ------------      ------------
Net cash provided by financing activities                                 431,508            89,341
                                                                     ------------      ------------

Net change in cash and cash equivalents                                    78,560           (16,090)
Cash and cash equivalents, beginning of period                             17,325            30,380
                                                                     ------------      ------------
Cash and cash equivalents, end of period                             $     95,885      $     14,290
                                                                     ============      ============
Supplemental information:
     Cash paid for interest                                          $     81,962      $     72,054
     Cash refunded for income taxes                                  $    (28,504)     $    (17,081)
                                                                     ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEMING COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The preceding condensed consolidated financial statements of Fleming Companies, Inc. have been prepared by us, without audit. In our opinion, all adjustments, which consist of normal recurring adjustments, except as disclosed, necessary to present fairly our financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Fiscal 2001 Annual Report on Form 10-K.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period classifications, including the reclassification of net sales and cost of goods due to the adoption of EITF 01-9 in the first quarter of 2002. In 2002 and 2001, the effect of the decrease to both sales and cost of sales on the 12 week amounts was less than $20 million and the effect on the 28 week amounts was less than $40 million.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We had a refinancing transaction in 2002 that resulted in an extraordinary charge (see Footnote 8). In 2003, these amounts will be reclassified to selling and administrative expense and taxes on income in accordance with SFAS 145.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

2. INVENTORY VALUATION

We use the LIFO method of inventory valuation for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $45.9 million and $46.4 million at July 13, 2002 and December 29, 2001, respectively.

3. EARNINGS PER SHARE

Both basic and diluted income per share are computed based on net income (adjusted for the after-tax effect of interest expense relating to the 5 1/4% convertible senior subordinated notes, if applicable) divided by weighted average shares as appropriate for each calculation.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                12 WEEKS ENDED              28 WEEKS ENDED
                                                  ---------------------      ---------------------
                                                  JULY 13,     JULY 14,      JULY 13,     JULY 14,
                                                    2002         2001          2002         2001
                                                  --------     --------      --------     --------
Numerator:
Basic earnings (loss) before
  extraordinary charge                            $ 10,090     $(13,458)     $ 34,699     $  2,008
After-tax interest expense related to
  convertible debt                                      --           --         2,855           --
                                                  --------     --------      --------     --------
Diluted earnings (loss) before
  extraordinary charge                            $ 10,090     $(13,458)     $ 37,554     $  2,008
                                                  ========     ========      ========     ========

Denominator:
Weighted average shares for
  basic earnings per share                          47,367       43,276        45,542       41,512
Effect of dilutive securities:
  Employee stock options                             1,311           --         1,260        2,147
  Restricted stock compensation                        170           --           241          418
  Convertible debt securities                           --           --         4,955           --
                                                  --------     --------      --------     --------

Dilutive potential common shares                     1,481           --         6,456        2,565
                                                  --------     --------      --------     --------

Weighted average shares for
  diluted earnings per share                        48,848       43,276        51,998       44,077
                                                  ========     ========      ========     ========


For the 12 weeks ended July 13, 2002, we did not reflect 5.0 million of weighted average shares or add back after-tax interest expense of $1.3 million related to convertible debt due to antidilution. For the 12 weeks ended July 14, 2001, we did not reflect 2.8 million and 0.4 million of weighted average shares for employee stock options and restricted stock compensation, respectively, due to antidilution. For the 28 weeks ended July 13, 2002, we have added back after-tax interest expense of $2.9 million. For the 28 weeks ended July 14, 2001, we did not reflect 3.1 million of weighted average shares or add back after-tax interest expense of $1.7 million related to convertible debt due to antidilution.

4. BUSINESS SEGMENT INFORMATION

Sales and operating earnings for our distribution and retail segments are presented below.


                                                                     12 WEEKS ENDED
                                                                 JULY 13,        JULY 14,
           ($ IN MILLIONS)                                         2002            2001
                                                                ----------      ----------
           Sales:
              Distribution                                      $    3,712      $    3,196
              Intersegment elimination                                (299)           (262)
                                                                ----------      ----------
              Net distribution                                       3,413           2,934
              Retail                                                   517             512
                                                                ----------      ----------
           Total sales                                          $    3,930      $    3,446
                                                                ==========      ==========
           Operating earnings:
              Distribution                                      $      129      $      100
              Retail                                                     9              10
              Support services                                         (60)            (58)
                                                                ----------      ----------
           Total operating earnings                                     78              52
           Interest expense                                            (43)            (34)
           Interest income and other                                     7               6
           Impairment/restructuring charge                             (27)             --
           Litigation charges                                           --             (47)
                                                                ----------      ----------
           Income (loss) before taxes                           $       15      $      (23)
                                                                ==========      ==========



                                                                       28 WEEKS ENDED
                                                                  JULY 13,        JULY 14,
           ($ IN MILLIONS)                                          2002            2001
                                                                 ----------      ----------
           Sales:
              Distribution                                       $    8,101      $    6,915
              Intersegment elimination                                 (671)           (688)
                                                                 ----------      ----------
              Net distribution                                        7,430           6,227
              Retail                                                  1,186           1,356
                                                                 ----------      ----------
           Total sales                                           $    8,616      $    7,583
                                                                 ==========      ==========
           Operating earnings:
              Distribution                                       $      267      $      210
              Retail                                                     24              27
              Support services                                         (129)           (133)
                                                                 ----------      ----------
           Total operating earnings                                     162             104
           Interest expense                                             (93)            (92)
           Interest income and other                                     15              15
           Impairment/restructuring credit (charge)                     (27)             27
           Litigation charges                                            --             (49)
                                                                 ----------      ----------
           Income before taxes                                   $       57      $        5
                                                                 ==========      ==========

General support services expenses are not allocated to distribution and retail segments. The transfer pricing between segments is at cost.

Kmart Corporation, our largest customer, represented 20% and 15% of our total net sales during the second quarter of 2002 and 2001, respectively, and 21% and 13% year-to-date, respectively.

5. COMPREHENSIVE INCOME

Our comprehensive income for the 12 and 28 weeks ended July 13, 2002, totaled $2.9 million and $27.5 million, respectively, and was comprised of reported net income and foreign currency translation adjustment. Our comprehensive loss for the 12 and 28 weeks ended July 14, 2001, totaled $13.5 million and $1.5 million, respectively, and was comprised only of reported net loss.

6. ACQUISITION OF CORE-MARK INTERNATIONAL, INC.

On June 18, 2002, we acquired Core-Mark International, Inc., a leading piece-pick distributor to convenience stores and other retail customers in the western United States and Canada, for $216 million in cash (net of cash acquired) and assumed its debt ($77 million of 11 3/8% senior subordinated notes due 2003 and a $55 million accounts receivable securitization facility). Core-Mark's 11 3/8% senior subordinated notes were paid immediately upon our acquisition. The $55 million accounts receivable securitization facility was paid and terminated after quarter-end.

The acquisition was financed through our $975 million credit agreement along with the sale of $200 million of 9 1/4% senior notes due 2010 and 9.2 million shares of common stock (which grossed $178 million at $19.40 per share, and netted approximately $170 million after the underwriting discount and other issuance costs). The acquisition was accounted for under the purchase method, and the results of Core-Mark have been included in our consolidated results from the date of acquisition.

We have not finalized the allocation of the purchase price as of July 13, 2002. An estimation of this allocation, which is included as part of these financial statements, is as follows: $31 million to property, plant and equipment, $49 million to working capital, $268 million to goodwill and other intangible assets offset by $132 million of debt assumed.

The unaudited proforma combined historical results, as if Core-Mark had been acquired at the beginning of fiscal 2002 and 2001, respectively, are estimated in the following table:

(IN MILLIONS, EXCEPT PER SHARE DATA)                   12 WEEKS ENDED              28 WEEKS ENDED
                                                    ---------------------      ---------------------
                                                    JULY 13,     JULY 14,      JULY 13,     JULY 14,
                                                      2002         2001          2002         2001
                                                    --------     --------      --------     --------
Net sales                                           $  4,711     $  4,324      $ 10,222     $  9,216
Income (loss) before extraordinary item                   16          (11)           41            3
Net income (loss)                                          8          (11)           33           (1)
Basic earnings per share:
  Income (loss) before extraordinary item           $   0.32     $  (0.21)     $   0.78     $   0.06
  Net income (loss)                                 $   0.17     $  (0.21)     $   0.63     $  (0.01)
Diluted earnings per share:
  Income (loss) before extraordinary item           $   0.30     $  (0.21)     $   0.74     $   0.05
  Net income (loss)                                 $   0.17     $  (0.21)     $   0.61     $  (0.01)

The proforma results include amortization of other intangibles related to the purchase for fiscal 2001 amounts and interest expense on debt incurred to finance the purchase price. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

7. CONTINGENCIES

We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon our consolidated financial position, cash flows or results of operations when ultimately concluded.

8. DEBT

Long-term debt consists of the following:


                                                                        JULY 13,        DECEMBER 29,
                                                                          2002              2001
                                                                      ------------      ------------
                                                                              (IN THOUSANDS)
10 5/8 % senior subordinated notes due 2007                           $    400,000      $    400,000
10 1/8 % senior notes due 2008                                             357,228           345,870
5 1/4 % convertible senior subordinated notes due 2009                     150,000           150,000
9 1/4 % senior notes due 2010                                              200,240                --
9 7/8 % senior subordinated notes due 2012                                 262,764                --
10 1/2 % senior subordinated notes due 2004                                     --           250,000
Revolving credit, average interest rates of 3.7%
   for 2002 and 5.8% for 2001, due 2007                                     75,000           200,000
Term loan, due 2008, average interest
   rate of 4.9% for 2002 and 6.7% for 2001                                 425,000           118,637
Core-Mark's accounts receivable securitization                              55,000                --
Debt discounts                                                              (9,763)           (6,713)
                                                                      ------------      ------------
                                                                         1,915,469         1,457,794
Less Core-Mark accounts receivable securitization extinguished             (55,000)               --
Less current maturities                                                     (4,358)          (29,865)
                                                                      ------------      ------------

Long-term debt                                                        $  1,856,111      $  1,427,929
                                                                      ============      ============


Aggregate maturities of long-term debt for the next five years are approximately as follows: in the remainder of 2002, $56 million (including $55 million held in a trust account that redeemed Core-Mark's $55 million accounts receivable securitization); in 2003, $4 million; in 2004, $4 million; in 2005, $4 million; and in 2006, $4 million.

On April 15, 2002, we issued $260 million of 9 7/8% senior subordinated notes that mature on May 1, 2012. The net proceeds from this private placement were used to redeem the 10 1/2% senior subordinated notes due 2004. These notes are unsecured senior subordinated obligations, ranking the same as all other existing and future senior subordinated indebtedness. The notes are effectively subordinated to senior secured and senior unsecured indebtedness, including loans under our senior secured credit facility. The 9 7/8% notes are guaranteed by substantially all of our subsidiaries (see Footnote 9).

On June 18, 2002, we entered into a $975 million senior secured credit facility to refinance our then existing $850 million senior secured credit facility. The credit facility consists of a $550 million revolving facility maturing June 18,

2007 and a $425 million tranche B term loan maturing June 18, 2008. The new credit facility is secured by all of our inventory and receivables, except for the portion of receivables related to Core-Mark until the accounts receivable securitization was paid on July 18, 2002. If we had terminated Core-Mark's accounts receivable securitization on or before July 13, 2002, then we would have had $330 million available to borrow under this facility.

In connection with the retirement of the 10 1/2% senior subordinated notes due 2004 and the refinancing of our $850 million senior secured credit facility, we recognized an $8 million after-tax extraordinary charge ($13 million pre-tax and $5 million of tax benefit) from the early retirement of debt during the second quarter of 2002. The charge consisted of debt premium of $6.5 million on our 2004 notes, $3.4 million of unamortized debt issuance costs on our 2004 notes and $3.2 million of unamortized debt issuance costs on our $850 million credit agreement.

Also, on June 18, 2002, we issued $200 million of 9 1/4% senior notes that mature June 15, 2010, ranking equal in right of payment with all other existing and future senior unsecured debt. The notes are effectively subordinated to any secured debt, including our senior secured credit facility, but rank senior to all our existing and future subordinated debt. The notes were issued simultaneously with the execution of our senior secured credit facility. The
9 1/4% notes are guaranteed by substantially all of our subsidiaries (see Footnote 9).

In June 2002 and July 2002, we entered into two interest rate swap agreements with a combined notional amount of $50 million. These swaps are tied to our 9 1/4% senior notes due 2010. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 9 1/4% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate resets quarterly beginning September 15, 2002. We documented and designated these swaps to qualify as a fair value hedge. At the end of the second quarter of 2002, in accordance with SFAS No. 133 (SFAS 133), the mark-to-market value of the swaps was recorded on our consolidated balance sheet as a $240 thousand long-term asset (offset by a change in fair value to the senior notes due 2010).

In April 2002, we entered into an interest rate swap agreement with a notional amount of $50 million. This swap is tied to our 9 7/8% senior subordinated notes due 2012. The maturity, call dates, and call premiums mirror those of the notes. The swap is designed for us to receive a fixed rate of 9 7/8% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate resets quarterly beginning May 1, 2002. We documented and designated this swap to qualify as a fair value hedge. At the end of the second quarter of 2002, in accordance with SFAS 133, the mark-to-market value of this swap was recorded on our consolidated balance sheet as a $2.8 million long-term asset (offset by a change in fair value to the senior subordinated notes due 2012).

In 2001, we entered into interest rate swap agreements with a combined notional amount of $210 million. The swaps are tied to our 10 1/8% senior notes due 2008. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 10 1/8% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rates reset quarterly. We have documented and designated these swaps to qualify as fair value hedges. At the end of the second quarter of 2002, in accordance with SFAS 133, the mark-to-market value of these swaps was recorded on our consolidated balance sheet as a $2.7 million long-term asset and $0.5 million long-term liability (all of which was offset by a change in fair value to the senior notes due 2008).

For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to interest income and provide offset of one another. There was no net earnings impact relating to our fair value hedges.

9. SUBSIDIARY GUARANTEE OF SENIOR NOTES AND SENIOR SUBORDINATED NOTES

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

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION


                                                                         JULY 13, 2002
                                        ----------------------------------------------------------------------------------
                                           PARENT                            NON-
                                          COMPANY         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                        ------------     ------------     ------------      ------------      ------------
                                                                         (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents            $     26,156     $     69,474     $        255      $         --      $     95,885
   Receivables, net                          470,308          255,432            3,935                --           729,675
   Inventories                               837,161          414,364               --                --         1,251,525
   Other current assets                      127,806            6,893              557                --           135,256
                                        ------------     ------------     ------------      ------------      ------------
      Total current assets                 1,461,431          746,163            4,747                --         2,212,341
Investment in subsidiaries                   446,078            5,356               --          (451,434)               --
Intercompany receivables                     532,085               --               --          (532,085)               --
Property and equipment, net                  521,095          361,620            9,719                --           892,434
Goodwill,net                                 402,464          435,146               --                --           837,610
Other assets                                 389,953           29,939               --                --           419,892
                                        ------------     ------------     ------------      ------------      ------------
                                        $  3,753,106     $  1,578,224     $     14,466      $   (983,519)     $  4,362,277
                                        ============     ============     ============      ============      ============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                     $    659,884     $    377,805     $        246      $         --      $  1,037,935
   Intercompany payables                          --          512,345           19,740          (532,085)               --
   Other current liabilities                 226,251           93,191              727                --           320,169
                                        ------------     ------------     ------------      ------------      ------------
      Total current liabilities              886,135          983,341           20,713          (532,085)        1,358,104
Obligations under capital leases             203,522          121,823               --                --           325,345
Long-term debt and other
   liabilities                             1,968,670           15,379               --                --         1,984,049
Equity (deficit)                             694,779          457,681           (6,247)         (451,434)          694,779
                                        ------------     ------------     ------------      ------------      ------------
                                        $  3,753,106     $  1,578,224     $     14,466      $   (983,519)     $  4,362,277
                                        ============     ============     ============      ============      ============

                                                                       DECEMBER 29, 2001
                                          ----------------------------------------------------------------------------------
                                             PARENT                            NON-
                                            COMPANY         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                          ------------     ------------     ------------      ------------      ------------
                                                                         (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents              $     10,175     $      6,876     $        274      $         --      $     17,325
   Receivables, net                            483,007          105,250               12                --           588,269
   Inventories                                 816,309          198,386               --                --         1,014,695
   Other current assets                        114,733            4,950               99                --           119,782
                                          ------------     ------------     ------------      ------------      ------------
      Total current assets                   1,424,224          315,462              385                --         1,740,071
Investment in subsidiaries                      93,241            5,356               --           (98,597)               --
Intercompany receivables                       470,545               --               --          (470,545)               --
Property and equipment, net                    622,647          287,826            9,182                --           919,655
Goodwill,net                                   401,180          153,010               --                --           554,190
Other assets                                   379,503           47,861           13,413                --           440,777
                                          ------------     ------------     ------------      ------------      ------------
                                          $  3,391,340     $    809,515     $     22,980      $   (569,142)     $  3,654,693
                                          ============     ============     ============      ============      ============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                       $    861,445     $    109,311     $      1,035      $         --      $    971,791
   Intercompany payables                            --          443,066           27,479          (470,545)               --
   Other current liabilities                   264,743           27,880              713                --           293,336
                                          ------------     ------------     ------------      ------------      ------------
      Total current liabilities              1,126,188          580,257           29,227          (470,545)        1,265,127
Obligations under capital leases               213,293          118,543               --                --           331,836
Long-term debt and other
   liabilities                               1,553,640            5,871               --                --         1,559,511
Equity (deficit)                               498,219          104,844           (6,247)          (98,597)          498,219
                                          ------------     ------------     ------------      ------------      ------------
                                          $  3,391,340     $    809,515     $     22,980      $   (569,142)     $  3,654,693
                                          ============     ============     ============      ============      ============

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                                         12 WEEKS ENDED JULY 13, 2002
                                               ---------------------------------------------------------------------------------
                                                  PARENT                           NON-
                                                 COMPANY         GUARANTORS      GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------    ------------      ------------      ------------
                                                                              (IN THOUSANDS)
Net sales                                      $  2,941,658     $  1,295,916    $        461      $   (308,079)     $  3,929,956
Costs and expenses:
    Cost of sales                                 2,802,165        1,156,117              --          (308,079)        3,650,203
    Selling and administrative                       73,338          128,928            (113)               --           202,153
    Other                                            (1,918)          36,663              94                --            34,839
    Impairment/restructuring charge                  27,361               --              --                --            27,361
    Equity loss from subsidiaries                    14,883               --              --           (14,883)               --
                                               ------------     ------------    ------------      ------------      ------------
       Total costs and expenses                   2,915,829        1,321,708             (19)         (322,962)        3,914,556
                                               ------------     ------------    ------------      ------------      ------------

Income (loss) before taxes                           25,829          (25,792)            480            14,883            15,400

Taxes on income (loss)                               15,739          (10,627)            198                --             5,310
                                               ------------     ------------    ------------      ------------      ------------
Income (loss) before extraordinary charge      $     10,090     $    (15,165)   $        282      $     14,883      $     10,090
                                               ============     ============    ============      ============      ============



                                                                         12 WEEKS ENDED JULY 14, 2002
                                               ----------------------------------------------------------------------------------
                                                  PARENT                            NON-
                                                 COMPANY         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------     ------------      ------------      ------------
                                                                              (IN THOUSANDS)
Net sales                                      $  2,830,996     $    827,623     $     15,872      $   (228,760)     $  3,445,731
Costs and expenses:
    Cost of sales                                 2,683,999          715,375           11,760          (228,760)        3,182,374
    Selling and administrative                      107,553           98,803            4,736                --           211,092
    Other                                            23,843            5,279             (754)               --            28,368
    Impairment/restructuring charge (credit)          2,569           (2,686)              --                --              (117)
    Litigation charges                               46,600               --               --                --            46,600
    Equity income from subsidiaries                 (12,010)              --               --            12,010                --

                                               ------------     ------------     ------------      ------------      ------------
       Total costs and expenses                   2,852,554          816,771           15,742          (216,750)        3,468,317
                                               ------------     ------------     ------------      ------------      ------------

Income (loss) before taxes                          (21,558)          10,852              130           (12,010)          (22,586)

Taxes on income (loss)                               (8,100)          (1,108)              80                --            (9,128)

                                               ------------     ------------     ------------      ------------      ------------
Net income (loss)                              $    (13,458)    $     11,960     $         50      $    (12,010)     $    (13,458)
                                               ============     ============     ============      ============      ============

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                                          28 WEEKS ENDED JULY 13, 2002
                                               ----------------------------------------------------------------------------------
                                                  PARENT                            NON-
                                                 COMPANY         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------     ------------      ------------      ------------
                                                                              (IN THOUSANDS)

Net sales                                      $  6,863,476     $  2,443,231     $         76      $   (690,688)     $  8,616,095
Costs and expenses:
    Cost of sales                                 6,538,793        2,148,558               --          (690,688)        7,996,663
    Selling and administrative                      179,696          277,445               24                --           457,165
    Other                                            42,340           35,506              440                --            78,286
    Impairment/restructuring charge                  27,361               --               --                --            27,361
    Equity loss from subsidiaries                    10,975               --               --           (10,975)               --
                                               ------------     ------------     ------------      ------------      ------------
       Total costs and expenses                   6,799,165        2,461,509              464          (701,663)        8,559,475
                                               ------------     ------------     ------------      ------------      ------------
Income (loss) before taxes                           64,311          (18,278)            (388)           10,975            56,620

Taxes on income (loss)                               29,612           (7,531)            (160)               --            21,921
                                               ------------     ------------     ------------      ------------      ------------
Income (loss) before extraordinary charge      $     34,699     $    (10,747)    $       (228)     $     10,975      $     34,699
                                               ============     ============     ============      ============      ============

                                                                          28 WEEKS ENDED JULY 14, 2001
                                               ----------------------------------------------------------------------------------
                                                  PARENT                            NON-
                                                 COMPANY         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------     ------------      ------------      ------------
                                                                              (IN THOUSANDS)
Net sales                                      $  6,272,330     $  1,862,678     $     38,082      $   (590,000)     $  7,583,090
Costs and expenses:
    Cost of sales                                 5,940,432        1,574,424           28,633          (590,000)        6,953,489
    Selling and administrative                      255,848          260,710            9,819                --           526,377
    Other                                            40,300           33,884            2,765                --            76,949
    Impairment/restructuring charge (credit)          8,824          (35,800)              --                --           (26,976)
    Litigation charges                               48,628               --               --                --            48,628
    Equity income from subsidiaries                 (15,608)              --               --            15,608                --
                                               ------------     ------------     ------------      ------------      ------------
       Total costs and expenses                   6,278,424        1,833,218           41,217          (574,392)        7,578,467
                                               ------------     ------------     ------------      ------------      ------------
Income (loss) before taxes                           (6,094)          29,460           (3,135)          (15,608)            4,623

Taxes on income (loss)                               (8,102)          12,009           (1,292)               --             2,615
                                               ------------     ------------     ------------      ------------      ------------
Income (loss) before extraordinary charge      $      2,008     $     17,451     $     (1,843)     $    (15,608)     $      2,008
                                               ============     ============     ============      ============      ============

CONDENSED CONSOLIDATING CASH FLOWS INFORMATION

                                                                              28 WEEKS ENDED JULY 13, 2002
                                                       -------------------------------------------------------------------------
                                                          PARENT                         NON-
                                                         COMPANY      GUARANTORS       GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                       ------------  ------------     ------------   ------------   ------------
                                                                                   (IN THOUSANDS)
Net cash provided by (used in) operating activities    $    239,459   $   (373,449)   $      8,116   $         --   $   (125,874)
                                                       ------------   ------------    ------------   ------------   ------------
Cash flows from investing activities:
Purchases of property and equipment                         (19,318)       (63,751)        (14,853)            --        (97,922)
Other                                                      (157,949)        14,568          14,229             --       (129,152)
                                                       ------------   ------------    ------------   ------------   ------------
Net cash used in investing activites                       (177,267)       (49,183)           (624)            --       (227,074)
                                                       ------------   ------------    ------------   ------------   ------------
Cash flows from financing activities:
Repayments on capital lease obligations                      (7,527)        (2,633)             --             --        (10,160)
Advance to (from) parent                                   (425,352)       432,863          (7,511)            --             --
Other                                                       386,668         55,000              --             --        441,668
                                                       ------------   ------------    ------------   ------------   ------------
Net cash provided by (used in) financing activities         (46,211)       485,230          (7,511)            --        431,508
                                                       ------------   ------------    ------------   ------------   ------------
Net increase (decrease) in cash & cash equivalents           15,981         62,598             (19)            --         78,560
Cash and cash equivalents at beginning of period             10,175          6,876             274             --         17,325
                                                       ------------   ------------    ------------   ------------   ------------
Cash and cash equivalents at end of period             $     26,156   $     69,474    $        255   $         --   $     95,885
                                                       ============   ============    ============   ============   ============


                                                                            28 WEEKS ENDED JULY 14, 2001
                                                       -------------------------------------------------------------------------
                                                          PARENT                         NON-
                                                         COMPANY      GUARANTORS       GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                       ------------  ------------     ------------   ------------   ------------
                                                                                   (IN THOUSANDS)
Net cash provided by (used in)
    operating activities                               $    (42,546) $    (21,739)    $        262   $         --   $    (64,023)
                                                       ------------  ------------     ------------   ------------   ------------
Cash flows from investing activities:
Purchases of property and equipment                         (91,262)      (13,796)          (6,561)            --       (111,619)
Other                                                        50,583        19,548               80             --         70,211
                                                       ------------  ------------     ------------   ------------   ------------
Net cash provided by (used in) investing activities         (40,679)        5,752           (6,481)            --        (41,408)
                                                       ------------  ------------     ------------   ------------   ------------
Cash flows from financing activities:
Repayments on capital lease obligations                      (7,044)       (3,322)              --             --        (10,366)
Advance to (from) parent                                    (16,531)       10,622            5,909             --             --
Other                                                        99,707            --               --             --         99,707
                                                       ------------  ------------     ------------   ------------   ------------
Net cash provided by financing activities                    76,132         7,300            5,909             --         89,341
                                                       ------------  ------------     ------------   ------------   ------------
Net decrease in cash and cash equivalents                    (7,093)       (8,687)            (310)            --        (16,090)

Cash and cash equivalents at beginning of period             22,487         6,753            1,140             --         30,380
                                                       ------------  ------------     ------------   ------------   ------------
Cash and cash equivalents at end of period             $     15,394  $     (1,934)    $        830   $         --   $     14,290
                                                       ============  ============     ============   ============   ============

10. SALE-LEASEBACK OF REAL PROPERTY

During the second quarter of 2002, gross proceeds from sale-leaseback transactions totaled $130 million and are included in the proceeds from sale of property and equipment on the condensed consolidated statements of cash flows. These transactions resulted in a gain that is being deferred over the remaining life of the operating leases. Future minimum lease payments required from these sale-leaseback transactions that have noncancelable lease terms exceeding one year are presented in the following table (in thousands):

FISCAL YEAR                              AMOUNT
----------------------                  --------
Remaining in 2002                       $  6,399
2003                                      12,799
2004                                      12,799
2005                                      12,799
2006                                      12,799

11. SECOND QUARTER CHARGE

In July 2002, before quarter-end, we recorded a $27 million pre-tax charge related to the closure of distribution facilities in Oklahoma City and Dallas and certain integration costs related to recent acquisitions. The after-tax effect was a charge of $16 million, or $0.34 per share. Certain other costs associated with the closures will be expensed in the future as incurred.

The charge is comprised primarily of long-lived asset impairments, lease obligations and severance related expenses for the closed distribution facilities. The entire charge is reflected on the impairment/restructuring charge (credit) line on the consolidated statement of operations and only affects the distribution segment. The assets related to these closures are included in assets held for sale.

The portion of the charge relating to workforce reductions totals approximately $4 million with a headcount of 410. Additionally, $5 million of the charge relates to lease obligations which will be reduced over the remaining lease terms as the facilities are no longer operating. The remainder of the charge relates to asset impairments.

12. HISTORICAL STRATEGIC PLAN CHARGES

In December 1998, we announced the implementation of a strategic plan designed to improve the competitiveness of the retailers we serve and improve our performance by building stronger operations that can better support long-term growth. The four major initiatives of the strategic plan were to consolidate distribution operations, grow distribution sales, improve retail performance, and reduce overhead and operating expenses, in part by centralizing procurement and other functions.

Additionally, in 2000, we decided to reposition certain retail operations into our price impact format and sell or close the remaining conventional retail chains. By mid-2001, we had sold or closed all of our conventional retail stores, and the plan was completed by the end of 2001.

The charges related to workforce reductions are as follows:

                                          AMOUNT
                                          ($ IN
                                        THOUSANDS)
                                        ----------
        2001 Ending Liability           $   18,091

        2002 Quarter 1 Terminations         (4,008)
                                        ----------
           Ending Liability                 14,083

        2002 Quarter 2 Terminations         (2,567)
                                        ----------
           Ending Liability             $   11,516
                                        ==========

The ending liability of approximately $12 million is primarily comprised of estimated union pension withdrawal liabilities, but also includes accruals for payments over time to associates whose employment is already severed. The headcount related to severance was approximately 80 at the end of 2001. By the end of the first quarter of 2002, headcount related to severance was approximately 30 and by the end of the second quarter of 2002, essentially all impacted employees' employment had been severed. All of the severed employees in 2002 related to the distribution segment.

Additionally, the strategic plan included charges related to lease obligations. Stores with remaining lease obligations as of year-end 2001 of approximately $2.3 million were closed during the first quarter of 2002.

Assets held for sale included in current assets at the end of the second quarter of 2002 were approximately $37 million, consisting of $29 million of distribution operating units and $8 million of retail stores. Included in assets held for sale are amounts related to the 2002 closure of the distribution facilities in Oklahoma City and Dallas (see Footnote 11) and divisions that have closed related to the strategic plan but are not yet sold.

The net effect of the strategic plan in the second quarter of 2001 was a pre-tax charge of $14 million. The after-tax effect was a charge of $8 million, or $0.19 per share. The second quarter pre-tax charge consisted of the following components:

o Net impairment recovery of $5 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $2 million and long-lived asset impairment of $5 million. Also included was impairment of $2 million related to other long-lived assets. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations.

o Restructuring charges of $5 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees expensed as incurred related to the restructuring process. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations.

o Other disposition and related costs of $14 million. These costs are included on several lines of the Condensed Consolidated Statement of Operations as follows: $3 million of income was included in net sales related primarily to gains on the sale of conventional retail stores; $12 million of charges was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $5 million of charges was included in selling and administrative expense as disposition related costs which were expensed as incurred.

The second quarter of 2001 charge relates to our business segments as follows:
$9 million charge relates to the distribution segment and $4 million of income relates to the retail segment with the balance relating to support services expenses.

The net effect of the strategic plan for the first two quarters of 2001 was a pre-tax charge of $12 million. The after-tax effect was a charge of $7 million, or $0.17 per share. The charge for the first two quarters consisted of the following components:

o Net impairment recovery of $40 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $15 million and long-lived asset impairment of $28 million. Also included was impairment of $3 million related to other long-lived assets. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations.

o Restructuring charges of $13 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees expensed as incurred related to the restructuring process. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations.

o Other disposition and related costs of $39 million. These costs are included on several lines of the Condensed Consolidated Statement of Operations as follows: $1 million of income was included in net sales related primarily to gains on the sale of conventional retail stores; $29 million of charges was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $11 million of charges was included in selling and administrative expense as disposition related costs which were expensed as incurred.

The charge for the first two quarters of 2001 relates to our business segments as follows: $16 million charge relates to the distribution segment and $9 million of income relates to the retail segment with the balance relating to support services expenses.

Assets held for sale included in other current assets at the end of the second quarter of 2001 were approximately $25 million, consisting of $16 million of distribution operating units and $9 million of retail stores.

13. GOODWILL AND OTHER INTANGIBLE ASSETS

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

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment and was completed prior to June 30, 2002. As no impairment was detected, the second phase, which measures the impairment, was not necessary. As required, we will perform subsequent evaluations on an annual basis during the second quarter, or more frequently if circumstances indicate a possible impairment. We have allocated all unamortized goodwill to our segments in the following amounts: $699 million to distribution and $138 million to retail.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the 12 and 28 weeks ended July 14, 2001, is as follows (in thousands, except per share amounts):

                                                       12 WEEKS ENDED               28 WEEKS ENDED
                                                  ------------------------    --------------------------
                                                   July 13,      July 14,      July 13,       July 14,
                                                     2002          2001          2002           2001
                                                  ----------    ----------    ----------     ----------
Net income (loss):
Reported net income (loss)                        $    2,227    $  (13,458)   $   26,836     $   (1,461)
Goodwill amortization, net of tax                         --         4,443            --         10,068
                                                  ----------    ----------    ----------     ----------
Adjusted net income (loss)                        $    2,227    $   (9,015)   $   26,836     $    8,607
                                                  ==========    ==========    ==========     ==========

Basic net income (loss) per share:
Reported net income (loss)                        $     0.05    $    (0.31)   $     0.59     $    (0.03)
Goodwill amortization, net of tax                         --          0.10            --           0.24
                                                  ----------    ----------    ----------     ----------
Adjusted net income (loss)                        $     0.05    $    (0.21)   $     0.59     $     0.21
                                                  ==========    ==========    ==========     ==========

Diluted net income (loss) per share:
Reported net income (loss)                        $     0.05    $    (0.31)   $     0.57     $    (0.03)
Goodwill amortization, net of tax                         --          0.08            --           0.21
                                                  ----------    ----------    ----------     ----------
Adjusted net income (loss)                        $     0.05    $    (0.23)   $     0.57     $     0.18
                                                  ==========    ==========    ==========     ==========

For the 12 and 28 weeks ended July 13, 2002, we recorded additional goodwill and other intangible assets of $283 million, primarily related to the acquisition of Core-Mark (see Footnote 6). Other intangibles, excluding debt issuance costs, included in other assets on our consolidated balance sheet consisted of the following (in thousands):

                                         JULY 13, 2002                        DECEMBER 29, 2001
                              -------------------------------------  -------------------------------------
                                GROSS                     OTHER       GROSS                       OTHER
                              CARRYING   ACCUMULATED   INTANGIBLES,  CARRYING  ACCUMULATED    INTANGIBLES,
                               AMOUNT   AMORTIZATION       NET        AMOUNT   AMORTIZATION        NET
                              --------  ------------   ------------  --------  ------------   ------------
Customer incentives           $118,560  $    (41,855)  $     76,705  $111,605  $    (33,463)  $     78,142
Tradenames                      5,800         (3,792)         2,008     5,800        (3,480)         2,320
Other                           7,732         (5,258)         2,474     6,390        (3,455)         2,935
                              --------  ------------   ------------  --------  ------------   ------------

Other intangibles             $132,092  $    (50,905)  $     81,187  $123,795  $    (40,398)  $     83,397


Amortization expense of other intangibles disclosed above for the 12 and 28 weeks ended July 13, 2002 was $7.2 million and $16.9 million, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is as follows (in thousands):

FISCAL YEAR:                       AMOUNT
-----------------------           --------
      2002                        $ 27,245
      2003                          20,076
      2004                          17,116
      2005                          14,040
      2006                           7,851

14. RECENT DEVELOPMENTS

We determined that starting in Fiscal 2003, we will begin recording expense for stock options in accordance with the fair value model under SFAS No. 123 - Accounting for Stock-Based Compensation. The Financial Accounting Standards Board is currently addressing the transition rules related to SFAS No. 123. The current rules provide that recognition of expense would apply to grants of stock-based awards made after adopting the fair value method.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of July 13, 2002, and the related condensed consolidated statements of operations for the 12 and 28 weeks ended July 13, 2002 and July 14, 2001 and condensed consolidated statements of cash flows for the 28 weeks ended July 13, 2002 and July 14, 2001. These financial statements are the responsibility of the company's management.

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

Dallas, Texas
July 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Concurrent with the completion of the Core-Mark International, Inc. acquisition on June 18, 2002, we entered into a $975 million credit agreement consisting of a $425 million tranche B term loan and a $550 million revolving credit facility. We also sold $200 million aggregate principal amount of 9 1/4% senior notes due 2010 and 9.2 million shares of common stock at $19.40 per share. In connection with the consummation of these transactions, we repaid all borrowings outstanding under our $850 million credit agreement. Our results of operations included the results of Core-Mark from the date of acquisition.

In April 2002, we acquired Head Distributing Company, an Atlanta, Georgia based piece-pick distributor. Our results of operations included the results of Head Distributing from the date of acquisition. Also, in June 2002, we purchased inventory and other personal property from Albertson's Inc. located at its Tulsa, Oklahoma distribution center and entered into an operating lease of this distribution center.

We recorded net income for the 12 and 28 weeks ended July 13, 2002 of $2 million and $27 million, respectively. EBITDA for the 12 and 28 weeks ended July 13, 2002 was $94 million and $231 million, respectively.

The following table sets forth the calculation of EBITDA (in millions):


                                             12 WEEKS ENDED                 28 WEEKS ENDED
                                          JULY 13,      JULY 14,        JULY 13,      JULY 14,
                                            2002          2001            2002          2001
                                          --------      --------        --------      --------
Income before
    extraordinary charge                  $     10      $    (13)       $     35      $      2
Add back:
    Taxes on income                              5            (9)             22             3
    Depreciation/amortization                   36            37              82            87
    Interest expense                            43            34              93            92
    LIFO adjustments                            --            (2)             (1)           (1)
                                          --------      --------        --------      --------
       EBITDA                             $     94(a)   $     47        $    231(a)   $    183(b)
                                          ========      ========        ========      ========

(a) Includes a $27 million charge in the second quarter of 2002 related to the closure of two distribution facilities and integration costs related to recent acquisitions.
(b) Includes $27 million generated in the first quarter of 2001 by our divested conventional retail stores.

EBITDA is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and LIFO adjustments. EBITDA is a non-GAAP amount and should not be considered as an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information related to our ability to service debt; however, conditions may require conservation of funds for other uses. Although we believe EBITDA enhances a reader's understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to conventionally computed measures (e.g., net sales, net earnings, net cash flows, etc.). Finally, amounts presented may not be comparable to similar measures disclosed by other companies.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:

                                               JULY 13,      JULY 14,
FOR THE 12 WEEKS ENDED                           2002          2001
                                               --------      --------
Net sales                                        100.00%       100.00%

Gross margin                                       7.12          7.64
Less:
Selling and administrative                         5.14          6.13
Interest expense                                   1.09          1.00
Interest income and other                         (0.20)        (0.18)
Impairment/restructuring credit                    0.70            --
Litigation charges                                   --          1.35
                                               --------      --------
Total expenses                                     6.73          8.30
                                               --------      --------

Income (loss) before taxes                         0.39         (0.66)
Taxes on income (loss)                             0.13         (0.27)
                                               --------      --------
Income (loss) before extraordinary charge          0.26         (0.39)

Extraordinary charge from early retirement
  of debt, net of taxes                           (0.20)           --
                                               --------      --------
Net income (loss)                                  0.06%        (0.39)%

                                                  JULY 13,      JULY 14,
FOR THE 28 WEEKS ENDED                              2002          2001
                                                  --------      --------
Net sales                                           100.00%       100.00%

Gross margin                                          7.19          8.30
Less:
Selling and administrative                            5.31          6.94
Interest expense                                      1.08          1.21
Interest income and other                            (0.17)        (0.20)
Impairment/restructuring credit                       0.32         (0.35)
Litigation charges                                      --          0.64
                                                  --------      --------
Total expenses                                        6.54          8.24
                                                  --------      --------
Income before taxes                                   0.65          0.06
Taxes on income                                       0.25          0.03
                                                  --------      --------
Income before extraordinary charge                    0.40          0.03

Extraordinary charge from early retirement
  of debt, net of taxes                              (0.09)        (0.05)
                                                  --------      --------
Net income (loss)                                     0.31%        (0.02)%


Included in amounts reported under generally accepted accounting principles
(GAAP) for 2001 are charges (credits) related to our strategic plan and certain other unusual items that affect the year-to-year comparisons of operating results (see Impairment/restructuring charge). 2002 amounts are reported in accordance with GAAP. The comparisons below are shown on a GAAP versus GAAP basis.

NET SALES.
Net sales for the 12 weeks ended July 13, 2002, increased by $484 million, or 14.1%, to $3.9 billion from the same period in 2001. Year to date, net sales increased by $1.03 billion, or 13.6%, to $8.6 billion from the same period in 2001.

Net sales for the distribution segment increased by 16.4% for the second quarter of 2002 and 19.3% year to date. The net growth in 2002 was mainly a result of increased activity with Kmart, our largest customer. Kmart accounted for 20% and 15% of our total net sales during the second quarter of 2002 and 2001, respectively, and 21% and 13% for the first two quarters of 2002 and 2001, respectively. Furthermore, Kmart accounted for 51% and 73% of the growth in net sales for the distribution segment for the 12 and 28 weeks ended July 13, 2002, respectively. Additionally, growth in distribution sales from a wide variety of new-channel and conventional customers attributed to the increased second quarter sales. New-channel customers, including convenience stores, supercenters, limited assortment stores, drug stores, and self-distributing chains, are an important part of our strategic growth plan and collectively represent approximately one-half of our distribution customer sales base. Core-Mark had approximately four weeks of sales included in distribution results.

Retail segment sales for the second quarter of 2002 increased 0.8% and decreased year to date by 12.6% compared to the same periods in 2001. The decrease year to date was due to the disposition of non-strategic conventional retail stores in the first two quarters of 2001 in order to increase focus on our price impact retail stores. Relatively flat sales for the second quarter were also affected by the disposition of conventional retail stores in the first two quarters of 2001, but the loss of sales from those stores was more than offset by new price impact stores added in the first two quarters of 2002. Comparable store sales decreased 4.7% for the quarter. The decline in comparable store sales reflects a number of factors, including stores undergoing remodels, deflationary prices in the meat category and heightened competition. As such, we are evaluating our strategic alternatives related to our price-impact retail stores and anticipate this evaluation to conclude during the third quarter of 2002.

GROSS MARGIN.
Gross margin for the 12 and 28 weeks ended July 13, 2002 decreased as a percentage of net sales to 7.12% and 7.19%, respectively, from 7.64% and 8.30%, respectively, for the same periods in 2001. The decrease in gross margin rate was an expected result of the change in sales mix. The sales of the distribution segment represent a larger portion of total company sales than the retail segment and the distribution segment has lower margins as a percentage of sales versus the retail segment.

For the distribution segment, gross margin as a percentage of gross distribution sales declined by 20 and 32 basis points for the 12 and 28 weeks ended July 13, 2002, respectively, compared to the same periods in 2001. This reflects the increase in Kmart business, which is lower margin, offset by the benefits of centralizing procurement. For the retail segment, gross margin as a percentage of net retail sales increased for the second quarter of 2002 by 65 basis points, compared to the same period in 2001 but decreased year to date by 34 basis points compared to the same period in 2001. Consistent with the sales variances, the decreasing margin year to date reflects our transition out of non-strategic conventional retail and into price impact retail which has lower shelf prices and gross margins but also lower operating costs. The increasing margin for the second quarter of 2002 reflects improved operations.

SELLING AND ADMINISTRATIVE EXPENSES.
Selling and administrative expenses for the 12 and 28 weeks ended July 13, 2002 decreased as a percentage of net sales to 5.14% and 5.31%, respectively, for 2002 from 6.13% and 6.94%, respectively, in 2001. The sales of the distribution segment represent a larger portion of total company sales than the retail segment, and the distribution segment has lower operating expenses as a percentage of sales than the retail segment.

For the distribution segment, selling and administrative expenses as a percentage of gross sales improved for the 12 and 28 weeks ended July 13, 2002 by 59 and 56 basis points, respectively, compared to the same periods in 2001, due to sales growth without a corresponding increase in fixed operating costs and company-wide cost savings initiatives. For the retail segment, selling and administrative expenses as a percentage of retail sales increased for the 12 and 28 weeks ended July 13, 2002 by 162 and 5 basis points, respectively, compared to the same periods in 2001. The increase for the 12 week periods was primarily related to a lower sales base as same store sales decreased by 4.7%. The change year to date was minimal due to flat same store sales in first quarter of 2002 and lower operating expenses for our price impact format versus the conventional retail we operated for part of 2001.

OPERATING EARNINGS.
For distribution and retail segments, we measure operating earnings as sales less cost of sales less selling and administrative expenses. The change in operating earnings is a combination of the explanations included in net sales, gross margin and selling and administrative expenses described above.

Operating earnings as a percentage of net sales for the 12 and 28 weeks ended July 13, 2002 were 1.97% and 1.88%, respectively, up from 1.52% and 1.36%, respectively, for the same periods in 2001. Operating earnings for the distribution segment as a percentage of net sales increased to 3.78% and 3.60% for the 12 and 28 weeks ended July 13, 2002 from 3.41% and 3.37% in 2001. Retail segment operating earnings as a percentage of net sales decreased to 1.72% from 2.04% for the second quarter but increased to 2.05% from 1.97% year to date.

INTEREST EXPENSE.
Interest expense for the second quarter of 2002 increased $8 million to $43 million compared to the same period in 2001 and increased $1 million year to date. The increase in the second quarter was a result of higher debt balances compared to the prior year quarter. Year to date also increased due to higher debt balances but was partially offset by lower average interest rates in the first two quarters of 2002. The second quarter of 2002 and the first quarter of 2001 each included $3 million of interest expense incurred on debt during the call period for the early retirement of debt.

INTEREST INCOME AND OTHER.
Interest income of $8 million for the second quarter of 2002 was $2 million higher than the same period of 2001 and relatively flat on a year to date comparison. Interest income in the second quarter of 2002 and the first quarter of 2001 each included approximately $1 million of interest income from cash deposited with a trustee during the call period for the early retirement of debt.

IMPAIRMENT/RESTRUCTURING CHARGE.
In the second quarter of 2002, we incurred a $27 million pre-tax charge related to the closure of two distribution facilities and certain integration costs related to recent acquisitions. See Note 11 in the notes to the condensed consolidated financial statements for further discussion of the charge.

The strategic plan was fully implemented by the end of 2001 and thus there was no charge in 2002. See Note 12 in the notes to the condensed consolidated financial statements for further discussion regarding the strategic plan. The following table shows which income statement captions were affected by our strategic plan charges and unusual items and reconcile our reported GAAP amounts to adjusted amounts as discussed in our 10-Q for the second quarter of 2001. The adjusted amounts are not presentations made in accordance with GAAP and are not a better indicator of our operating performance.

(IN THOUSANDS)                                                     ADJUSTMENTS
                                                          ------------------------------
                                                            STRATEGIC        UNUSUAL
   12 WEEKS ENDED JULY 14, 2001            GAAP               PLAN           ITEMS (1)          ADJUSTED
-----------------------------------     ------------      ------------      ------------      ------------
Net sales                               $  3,445,731      $     (2,988)     $         --      $  3,442,743

Costs and expenses:
Cost of sales                              3,182,374           (11,806)               --         3,170,568
Selling and administrative                   211,092            (5,038)               --           206,054
Interest expense                              34,435                --                --            34,435
Interest income and other                     (6,067)               --                --            (6,067)
Impairment/restructuring credit                 (117)              117                --                --
Litigation charges                            46,600                --           (46,600)               --
                                        ------------      ------------      ------------      ------------

Total costs and expenses                   3,468,317           (16,727)          (46,600)        3,404,990
                                        ------------      ------------      ------------      ------------

Income before taxes                     $    (22,586)     $     13,739      $     46,600      $     37,753
                                        ============      ============      ============      ============

(IN THOUSANDS)                                                      ADJUSTMENTS
                                                           ------------------------------
                                                             STRATEGIC        UNUSUAL
   28 WEEKS ENDED JULY 14, 2001             GAAP               PLAN           ITEMS (1)          ADJUSTED
-----------------------------------      ------------      ------------      ------------      ------------
Net sales                                $  7,583,090      $     (1,327)     $         --      $  7,581,763

Costs and expenses:
Cost of sales                               6,953,489           (29,662)               --         6,923,827
Selling and administrative                    526,377           (11,066)               --           515,311
Interest expense                               91,937                --            (2,833)           89,104
Interest income and other                     (14,988)               --             1,102           (13,886)
Impairment/restructuring credit               (26,976)           26,976                --                --
Litigation charges                             48,628                --           (48,628)               --
                                         ------------      ------------      ------------      ------------

Total costs and expenses                    7,578,467           (13,752)          (50,359)        7,514,356
                                         ------------      ------------      ------------      ------------

Income before taxes                      $      4,623      $     12,425      $     50,359      $     67,407
                                         ============      ============      ============      ============

(1) Includes $46.6 million in charges from litigation settlements (in litigation charges).

(2) Includes net additional interest expense of $1.7 million due to early retirement of debt ($2.8 million in interest expense and $1.1 million in interest income and other) and $48.6 million in charges from litigation settlements (in litigation charges).

TAXES ON INCOME.
The effective tax rates for the 28 weeks of 2002 and 2001 were 38.7% and 56.6% (before extraordinary charge), respectively. These were both blended rates taking into account operations activity as well as various permanent and timing differences. The effective tax rate for 2002 was favorably impacted as a result of a refund generated through a change in treatment by the IRS of a closed statute relating to an earlier return year. The 2001 effective tax rate also took into account write-offs of non-deductible goodwill. The tax amount for the second quarter of both years was derived using the 28 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 16 weeks of the year.

EXTRAORDINARY CHARGE.
We reflected extraordinary after-tax charges of $8 million ($13 million pre-tax) in the second quarter of 2002 and $3 million ($6 million pre-tax) in the first quarter of 2001, due to the early retirement of debt. See Footnote 8 in the notes to the condensed consolidated financial statements for further discussion.

RECENT DEVELOPMENTS.
On January 22, 2002, Kmart and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Kmart, our largest customer, accounted for 21% of our net sales in the 28 weeks ended July 13, 2002 and 20% of our net sales for the year ended December 29, 2001. We have a 10-year written distribution agreement with Kmart. Kmart may, however, assume or reject our distribution agreement at any time. Kmart named us as a "critical vendor" in the bankruptcy proceeding and granted to us a junior lien on its inventory to secure the payment of weekly receivables to us arising after the date of the bankruptcy filing.

The impact of Kmart's bankruptcy filing on our future financial results will depend greatly upon whether Kmart assumes or rejects our distribution agreement and upon the success of Kmart's reorganization. Kmart has not filed its plan of reorganization with the bankruptcy court. If, for example, Kmart assumes our distribution agreement and obtains bankruptcy court approval of its plan of reorganization, then it is likely that our future financial results will not be adversely impacted. If, however, Kmart rejects our distribution agreement or, to the contrary, assumes our distribution agreement but fails to obtain bankruptcy court approval of a plan of reorganization, then we may lose our sales to Kmart, be required to close the two distribution facilities dedicated to the Kmart business, eliminate excess inventory, and suffer other damages, including the loss of a portion or all of our pre-petition receivable.

CERTAIN ACCOUNTING MATTERS.
The FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. We are studying the impact that SFAS 143 has on our financial statements and planning to implement it in fiscal year 2003, as required. The FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. We implemented SFAS 144 as of the beginning of fiscal year 2002, as required. It had no significant impact on our financial statements. In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We had a refinancing transaction in 2002 that has resulted in an extraordinary charge. In 2003 these amounts will be reclassified to selling and administrative expense in accordance with SFAS 145. In August 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. The standard currently has no impact on our financial statements, and we will implement it in fiscal year 2003, as required. In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. We implemented SOP 01-6 as of the beginning of fiscal year 2002, as required, with no impact on our financial statements. This SOP provides guidance on the accounting for and disclosure of amounts due to us from customers included in our accounts and notes receivable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.
There have been no significant changes to critical accounting policies and estimates since the issuance of our fiscal 2001 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
For the year-to-date period ended July 13, 2002, our principal source of liquidity was borrowings under our credit facility. Our principal sources of capital were the issuance of common stock, the issuance of long-term senior debt and the sale-leaseback of five case pick distribution centers.

NET CASH USED IN OPERATING ACTIVITIES.
Net cash used in operating activities was $126 million for the two quarters ended July 13, 2002 compared to a $64 million use of cash for the same period in 2001. The primary use of cash was for working capital.

NET CASH USED IN INVESTING ACTIVITIES.
Total investment-related activity resulted in a $227 million use of cash for the two quarters ended July 13, 2002 compared to a $41 million use of cash in the same period of 2001.

Cash expended for businesses acquired was $290 million for the two quarters ended July 13, 2002 (primarily as a result of our acquisition of Core-Mark and Head Distributing), compared to $70 million cash expended for businesses acquired during the same period in 2001.

Cash expended for the purchase of property and equipment totaled $98 million for the two quarters ended July 13, 2002 compared to $112 million for the same period in 2001. We intend to spend a total of approximately $185 million on our capital programs in 2002 compared to $238 million spent in 2001.

Cash proceeds from the sale of property and equipment was $142 million, primarily related to the sale-leaseback of five case pick distribution centers located in Phoenix, Massillon, Salt Lake City, Miami and Sacramento (see Footnote 10 for sale-leaseback details) for the two quarters ended July 13, 2002 compared to $12 million from the sale of property and equipment during the same period in 2001.

NET CASH PROVIDED BY FINANCING ACTIVITIES.
Net cash generated by financing activities was $432 million for the two quarters ended July 13, 2002 compared to $89 million for the same period last year.

On April 15, 2002, we sold $260 million of 9 7/8% senior subordinated notes due 2012. The net proceeds were used to redeem the 10 1/2% senior subordinated notes due 2004.

At the end of the second quarter of 2002, outstanding borrowings under the credit facility totaled $425 million of term loans, $75 million of revolver loans, and $71 million of letters of credit. If we had terminated Core-Mark's accounts receivable securitization on or before July 13, 2002, then we would have had $330 million available to borrow under this facility. We paid Core-Mark's accounts receivable securitization as of July 18, 2002.

On June 18, 2002, we purchased Core-Mark International, Inc. In conjunction with the acquisition, we refinanced our $850 million senior secured credit facility with a $975 million senior secured credit facility, sold $200 million of 9 1/4% senior notes due June 15, 2010 and sold 9.2 million shares of common stock at $19.40 per share, raising $178 million of gross proceeds ($170 million net of underwriting discount and other issuance costs).

As part of our acquisition of Core-Mark, we assumed $132 million of additional debt, consisting of $77 million of 11 3/8% senior subordinated notes and a $55 million accounts receivable securitization. On June 18, we deposited $80 million in a trust to be used to redeem the 11 3/8% senior subordinated notes, including an amount to cover accrued interest and the redemption premium and received a satisfaction and discharge to release us from this debt. Simultaneously, on June 18, we deposited $55 million in a trust which was used to redeem the accounts receivable securitization, including an amount to cover accrued interest. The redemption of the accounts receivable securitization took place during the third quarter of 2002.

Our principal sources of liquidity and capital are expected to be cash flows from operating activities and our ability to borrow under our credit facility, in addition, lease financing may be employed for our distribution facilities, retail stores and equipment. We believe these sources will be adequate to meet working capital needs in the normal course of business for the next 12 months.

CONTINGENCIES

See Footnote 7 in our notes to the consolidated financial statements and Item 1,
Part II of this report.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements regarding future events and our future financial performance. These forward-looking statements and our business are subject to a number of factors that could cause actual results to differ materially from those stated in this report, including without limitation: unanticipated problems with product procurement; adverse effects of the changing industry and increased competition; sales declines and loss of customers; exposure to litigation and other contingent losses; elimination of sales to Kmart due to their rejection of our distribution agreement; the ability of Kmart to continue as a going concern, to operate pursuant to the terms of its debtor-in-possession financing, or to complete its reorganization according to its plan; the inability to integrate acquired companies and to achieve operating improvements at those companies; increases in labor costs and disruptions in labor relations with union bargaining units representing our associates; and negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other risk factors are described in our Securities and Exchange Commission reports, including but not limited to the 10-K Report for the 2001 fiscal year. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In order to help maintain liquidity and finance business operations, we obtain long-term credit commitments from banks and other financial institution lenders under which term loans and revolving loans are made. Such loans carry variable interest rates based on the London interbank offered interest rate ("LIBOR") plus a borrowing margin for different interest periods, such as one week, one month, and other periods up to one year. To assist in managing our debt maturities and diversify our sources of debt capital, we also use long-term debt which carries fixed interest rates. Additionally, we use interest rate swap agreements to manage our ratio of fixed-to-floating rate debt in a cost-effective manner. See Footnote 8 in the notes to the condensed consolidated financial statements for a further discussion.

With our acquisition of Core-Mark, we now conduct business in western Canada. However, changes in the U.S./Canadian exchange historically have had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollars.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to or threatened with various litigation and contingent loss situations arising in the ordinary course of our business, including disputes with customers, vendors, owners or creditors of financially troubled or failed customers, suppliers, landlords and lessees, employees, insurance carriers, and tax authorities. In this regard, we are currently in binding arbitration with a former convenience store customer, Clark Retail Enterprises, Inc. We believe that Clark failed to purchase the required mix of products as it said it would, making the supply agreement subject to rescission and making Clark liable to us for damages. Clark contends that we breached the supply agreement in several respects making us liable to Clark for damages. An unfavorable outcome for us in this arbitration could impact our financial results, but we do not expect that such an impact would be material.

Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including: proposed additional governmental regulation; actual and proposed excise tax increases; increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. If additional legislation or regulation is passed, it may result in a reduction in the consumption of tobacco products in the United States, which would reduce our sales.

ITEM 2.  CHANGES IN SECURITIES

In connection with several exercises of a common stock warrant, Merrill Lynch purchased in private transactions a total of 40,000 shares of common stock from us. The exercise dates are as follows: April 30, 2002, May 31, 2002 and June 13, 2002. Merrill Lynch paid us a total of approximately $380,000 to purchase these shares. These shares of common stock were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT NUMBER

         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.22 Indenture, dated as of June 18, 2002, by and between Fleming Companies, Inc. and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed June 25, 2002

         4.23 First Supplemental Indenture, dated as of June 18, 2002, by and among Fleming Companies, Inc., the Subsidiary Guarantors party thereto and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed June 25, 2002

         4.24 Form of 9.25% Senior Note due 2010 and Notation of Guarantee, incorporated by reference to Exhibit 4.3 to Form 8-K filed June 25, 2002

         4.25 Credit Agreement dated as of June 18, 2002 by and among Fleming Companies, Inc., the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, JPMorgan Chase Bank and Citicorp North America, Inc., as Syndication Agents, Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Documentation Agents, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Book Managers, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 25, 2002

         4.26 Security Agreement, dated as of June 18, 2002, by and among Fleming Companies, Inc., the Grantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 25, 2002

         4.27 Guarantee Agreement dated as of June 18, 2002 by and among the Guarantors party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 25, 2002

         4.28 Pledge Agreement dated as of June 18, 2002 by and among Fleming Companies, Inc., the Pledgors who are parties thereto and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference to Exhibit 10.4 to Form 8-K filed June 25, 2002

         15 Letter from Independent Accountants as to Unaudited Interim Financial Information, filed herewith

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b) Reports on Form 8-K:

  On April 24, 2002, we disclosed that we had entered into an Agreement and Plan of Merger, dated April 23, 2002, with Platform Corporation, a wholly owned subsidiary of us, Core-Mark International, Inc., and the stockholders of the Core-Mark International, Inc., pursuant to which Platform Corporation would merge with and into Core-Mark International, Inc.

  On May 20, 2002, we filed pro forma financial information relating to our acquisition of Core-Mark International, Inc.

  On May 29, 2002, we filed amended and restated pro forma financial information relating to our acquisition of Core-Mark International, Inc.

  On June 14, 2002, we filed amended and restated pro forma financial information relating to our acquisition of Core-Mark International, Inc.

  On June 25, 2002, we disclosed that on June 18, 2002, we, through our wholly-owned subsidiary Platform Corporation, completed our acquisition of the outstanding equity interests of Core-Mark International, Inc. for $295 million in cash (less transaction fees) and the assumption of Core-Mark's debt. In addition, we disclosed that on June 18, 2002, in connection with the completion of this acquisition we entered into a $975 million Credit Agreement with Deutsche Bank Trust Company Americas, as administrative agent, and also completed the sale of $200 million aggregate principal amount of 9 1/4% Senior Notes due 2010 and 9.2 million shares of common stock. Lastly, we disclosed that in connection with the consummation of these transactions, we repaid all borrowings outstanding under our $850 million Credit Agreement dated as of July 25, 1997, as amended, which agreement ceased to be in effect as of June 18, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLEMING COMPANIES, INC.


August 26, 2002                       /s/ MARK D. SHAPIRO
                                      ---------------------------------------
                                      Mark D. Shapiro
                                      Senior Vice President
                                      Finance and Operations Control
                                      (Duly Authorized Officer of Registrant
                                      and Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.22     Indenture, dated as of June 18, 2002, by and between Fleming
                  Companies, Inc. and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to Form
                  8-K filed June 25, 2002

         4.23 First Supplemental Indenture, dated as of June 18, 2002, by and among Fleming Companies, Inc., the Subsidiary Guarantors party thereto and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed June 25, 2002

         4.24 Form of 9.25% Senior Note due 2010 and Notation of Guarantee, incorporated by reference to Exhibit 4.3 to Form 8-K filed
                  June 25, 2002

         4.25 Credit Agreement dated as of June 18, 2002 by and among Fleming Companies, Inc., the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as
                  Administrative Agent, JPMorgan Chase Bank and Citicorp North
                  America, Inc., as Syndication Agents, Lehman Commercial Paper
                  Inc. and Wachovia Bank, National Association, as Documentation
                  Agents, Deutsche Bank Securities Inc. and J.P. Morgan
                  Securities Inc., as Joint Book Managers, and Deutsche Bank
                  Securities Inc., J.P. Morgan Securities Inc. and Salomon Smith
                  Barney Inc., as Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 25, 2002

         4.26 Security Agreement, dated as of June 18, 2002, by and among Fleming Companies, Inc., the Grantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference to Exhibit 10.2 to Form 8-K filed
                  June 25, 2002

         4.27 Guarantee Agreement dated as of June 18, 2002 by and among the Guarantors party thereto and Deutsche Bank Trust Company
                  Americas, as Administrative Agent, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 25, 2002

         4.28 Pledge Agreement dated as of June 18, 2002 by and among Fleming Companies, Inc., the Pledgors who are parties thereto and Deutsche Bank Trust Company Americas, as Collateral Agent, incorporated by reference to Exhibit 10.4 to Form 8-K filed
                  June 25, 2002

         15       Letter from Independent Accountants as to Unaudited Interim
                  Financial Information, filed herewith

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002