Form 10-K/A
period 2001-12-29
FLEMING COMPANIES INC /OK/
filed 2002-10-16
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                                EXPLANATORY NOTE

Following the review of the Registration Statement on Form S-4 (File No. 333-92262) (the "Registration Statement") of Fleming Companies, Inc. (the "Company") by the Staff of the Securities and Exchange Commission, this Amendment (the "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (the "Form 10-K") is being filed to conform the Form 10-K to the Registration Statement by removing the disclosure regarding Adjusted EBITDA, making certain textual changes to the Company's presentation of EBITDAL under Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") on pages 20 and 21 of the Form 10-K and adding additional disclosure and making certain other textual changes to Item 1 ("Business"), Item 2 ("Properties"), Item 3 ("Legal Proceedings"), Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), Item 10 ("Directors and Executive Officers of the Registrant") and the Notes to Consolidated Financial Statements contained in Item 14 ("Exhibits, Financial Statement Schedules and Reports on Form 8-K") to conform to the Registration Statement on Form S-4. The Amendment contains no other changes to the Form 10-K.

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

Pricing. The distribution segment uses market research and cost analyses as a basis for pricing its products and services. We have three basic marketing programs for our distribution business: FlexMate, FlexPro and FlexStar. Most of our distribution divisions offer and many of their customers utilize the FlexMate plan.

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

Private Label. Fleming's private label brands are Fleming-owned brands that we offer exclusively to our customers. Our predominant brand is BestYet, and we also market a small number of products under the Comida Sabrosa and Exceptional Value brands. Private label lines offer quality products that are equal or superior in quality to comparable nationally advertised brands and value brand products at more competitive prices. As part of our Kmart distribution agreement, Kmart has adopted our BestYet private label program in its Kmart and Kmart supercenter stores and pays fees to us to manage and advertise the BestYet brand. We believe our private label brands generate higher margins for us and for our customers than nationally advertised brands and other value brand products because we are able to acquire them at lower costs. Approximately 10% of the private label volume that we distribute is distributed to our own stores.

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

         o Secured Loans and Lease Guarantees. We selectively make loans to customers primarily for store expansions or improvements. These loans are typically secured by inventory and store fixtures, have personal guarantees, bear interest at rates above the prime rate, and are for terms of five to ten years. Loans are approved by our business development committee following written approval standards. We believe our loans to customers are illiquid and would not be investment grade if rated. We have no loans to Kmart. From time to time, we also guarantee the lease obligations of certain of our customers.

Kmart Bankruptcy

On January 22, 2002, Kmart and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Kmart, our largest customer, accounted for 20% of our net sales in 2001. We have a ten-year written distribution agreement with Kmart. Pursuant to this bankruptcy, Kmart may, however, assume or reject our distribution agreement at any time. Kmart named us as a "critical vendor" in the bankruptcy proceeding and granted to us a second-priority lien on its inventory to secure the payment of weekly receivables to us arising after the date of the bankruptcy filing.

The impact of Kmart's bankruptcy filing on our future financial results will depend greatly upon whether Kmart assumes or rejects our distribution agreement and upon the success of Kmart's reorganization. Kmart has not filed its plan of reorganization with the bankruptcy court. If, for example, Kmart assumes our distribution agreement and obtains bankruptcy court approval of its plan of reorganization, then it is likely that our future financial results will not be adversely impacted. If, however, Kmart rejects our distribution agreement or, to the contrary, assumes our distribution agreement but fails to obtain bankruptcy court approval of a plan of reorganization, then we may lose our sales to Kmart, may choose to close or consolidate certain distribution facilities, may eliminate excess inventory, and suffer other damages, including the loss of a portion or all of our prepetition receivable. If certain of these circumstances occur, we could assert a claim against Kmart for damages in addition to the claim we have already filed.

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

As part of our strategic plan, we sold or closed 238 of our conventional format supermarkets to focus resources on growing our price impact and limited assortment stores. The following chart illustrates the number of supermarkets and limited assortment stores we operated as of the dates indicated:

                                  DECEMBER 29,    DECEMBER 30,    DECEMBER 25,    DECEMBER 26,
                                     2001            2000            1999             1998
                                  ------------    ------------    ------------    ------------
CONTINUING STORES
Price Impact(1) ..............              99              74              71              57
Limited Assortment ...........              17               6              --              --
                                  ------------    ------------    ------------    ------------
  Subtotal ...................             116              80              71              57
Non-Strategic Stores .........              --             107             171             228
                                  ------------    ------------    ------------    ------------
  TOTAL ......................             116             187             242             285
                                  ============    ============    ============    ============

----------

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

COMPETITION

Our distribution segment operates in a competitive market. Our primary competitors are national chains that self-distribute and national, regional and local food distributors. Our primary competitors in this regard are Supervalu, Inc., C&S Wholesale Grocers, Inc., Wakefern Food Corporation and Nash Finch Company. The principal factors on which we compete include price, quality and assortment of product lines, schedules and reliability of delivery and the range and quality of customer services.

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

Governmental Regulation

         Our facilities and operations are subject to various laws and regulations and, from time to time, judicial and administrative orders. The material laws and regulations with which we comply include:

     o the Occupational Safety and Health Act of 1970, regarding employee working conditions;

     o the Perishable Agricultural Commodities Act, 1930, regarding our purchase and resale of fruits and vegetables;

     o the National Labor Relations Act, regarding our relationship with our employees who are represented by unions;

     o the Federal Food, Drug, and Cosmetic Act, regarding receipt, storage and distribution of applicable commodities;

     o the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, regarding our ownership or operation of properties at which hazardous substances have been stored or disposed; and

     o the Solid Waste Disposal Act, regarding petroleum products that we utilize from storage tanks.

         We employ a number of associates who are responsible for staying informed about changes in laws and to review, from time to time, our compliance with these laws. Our costs to comply with these laws are not material, individually or in the aggregate.

ITEM 2. PROPERTIES

The following table sets forth facilities information with respect to our distribution segment:

                                                       APPROXIMATE
                   LOCATION                            SQUARE FEET   OWNED OR LEASED
--------------------------------------------         -------------   ----------------
                                                     (IN THOUSANDS)

FULL-LINE DISTRIBUTION CENTERS:
Ewa Beach, HI                                                 361    Leased
Ft. Wayne, IN                                               1,043    Leased
Fresno, CA                                                    828    Owned/Leased
Garland, TX                                                 1,175    Owned
Geneva, AL                                                    793    Leased
Kansas City, KS                                               937    Leased
La Crosse, WI                                                 907    Owned
Lafayette, LA                                                 443    Owned
Lincoln, NE                                                   516    Leased
Lubbock, TX                                                   762    Owned/Leased
Massillon, OH                                                 874    Owned
Memphis, TN                                                 1,071    Owned/Leased
Miami, FL                                                     764    Owned
Milwaukee, WI                                                 600    Owned
Minneapolis, MN                                               480    Owned
Nashville, TN                                                 941    Leased
North East, MD                                                591    Owned/Leased
Oklahoma City, OK                                             671    Leased
Phoenix, AZ                                                 1,033    Owned/Leased
Sacramento, CA                                                787    Owned/Leased
Salt Lake City, UT                                            555    Owned/Leased
South Brunswick, NJ                                           526    Leased
Superior, WI                                                  371    Owned
Warsaw, NC                                                    672    Owned/Leased
                                                     ------------
          Total                                            17,701
GENERAL MERCHANDISE DISTRIBUTION CENTERS:
Dallas, TX                                                    262    Owned/Leased
King of Prussia, PA                                           377    Leased
La Crosse, WI                                                 163    Owned
Memphis, TN                                                   495    Owned/Leased
Sacramento, CA                                                439    Leased
Topeka, KS                                                    223    Leased
                                                     ------------
          Total                                             1,959
CONVENIENCE STORE DISTRIBUTION CENTERS:
Altoona, PA                                                   172    Owned
Leitchfield, KY                                               169    Owned/Leased
Marshfield, WI                                                157    Owned
Plymouth, MN                                                  239    Leased
Romeoville, IL                                                125    Leased
                                                     ------------
          Total                                               862
TEMPORARY STORAGE:
Outside storage facilities -- typically rented on
  a short-term basis                                          904
                                                     ------------
          Total for distribution                           21,426
                                                     ============

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

Our aggregate rental expense for fiscal 2001 was $76 million, which included our distribution facilities, shared services center, customer support center and Fleming-operated retail stores.

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

Storehouse Markets. On July 9, 2001, the parties executed a definitive settlement agreement which resolved all claims between the parties and included the payment by us of $16 million. The court approved this settlement in September 2001.

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


We are a party to or threatened with various other litigation and contingent loss situations arising in the ordinary course of our business including disputes with the following parties: customers; vendors; competitors; owners or creditors of financially troubled or failed customers; suppliers; landlords and lessees; employees regarding labor conditions, wages, workers' compensation matters and alleged discriminatory practices; insurance carriers; and tax assessors.

                                     PART II

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

RESULTS OF OPERATIONS FOR 2001, 2000 AND 1999

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:



                                                     2001            2000            1999
                                                  ----------      ----------      ----------

Net sales                                             100.00%         100.00%         100.00%

Gross margin                                            7.61            9.33           10.07

Less:
      Selling and administrative                        6.14            8.22            8.84
      Interest expense                                  1.06            1.21            1.16
      Interest income                                   (.16)           (.23)           (.28)
      Equity investment results                          .01             .06             .07
      Impairment/restructuring charge (credit)          (.15)           1.47             .72
      Litigation charge (credit)                         .31            (.01)             --
                                                  ----------      ----------      ----------

Total expenses                                          7.21           10.72           10.51
                                                  ----------      ----------      ----------

Income (loss) before taxes and
    extraordinary charge                                 .40           (1.39)           (.44)

Taxes on income (loss)                                   .23            (.54)           (.13)
                                                  ----------      ----------      ----------

Income (loss) before extraordinary
    charge                                               .17%           (.85)%          (.31)%
                                                  ==========      ==========      ==========


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


(IN THOUSANDS)                                                  ADJUSTMENTS
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

(2) Includes $19.8 million in charges related to the Kmart bankruptcy reorganization ($2.5 million in cost of sales for inventory writedowns and $17.3 million in selling and administrative for credit loss), net additional interest expense of $1.7 million due to early retirement of debt ($2.8 million in interest expense and $1.1 million in interest income) and $48.6 million in charges from litigation settlements (in litigation charge).

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

Distribution segment net sales increased 19% in 2001 and 6% in 2000. The net growth in 2001 was a result of several factors including increased activity with Kmart, which accounted for approximately 80% of the distribution segment sales growth, acquisitions of certain assets of Miller & Hartman South and the stock of Minter-Weisman Co. (combined annualized sales of approximately $850 million) and growth in distribution sales from a wide variety of new-channel and conventional customers, offset by customer closings and the consolidation of self-distributing chains. New-channel customers, including convenience stores, supercenters, limited assortment stores, drug stores and self-distributing chains, are an important part of our strategic growth plan. Sales to customers other than Kmart increased over 4% in 2001 compared to 2000 (over 6% on a 52-week comparable basis). In 2000, the increase in sales was primarily due to new business added from independent retailers, convenience stores, e-tailers, and supercenter customers, including Super Target stores. This increase was partially offset by a loss of previously announced sales from Randall's (in
1999) and United (in 2000). In 1999, sales to Randall's and United accounted for less than 4% of our total sales. We expect sales to customers other than Kmart to increase at least 5% in 2002, factoring in known losses due to bankruptcies, customer closings and the consolidation of self-distributing chains.

Kmart Corporation, our largest customer, accounted for 20% and 10% of our total net sales in 2001 and 2000, respectively. No single customer represented 5% or more of our 1999 sales. In 2001, we became the sole supplier of food and consumable products to Kmart Corporation's more than 2,100 stores and supercenters. We began shipments under the new ten-year agreement in April 2001, with full implementation in July 2001. Sales to Kmart increased to approximately $3.1 billion in 2001 from $1.4 billion in 2000. The impact of Kmart's bankruptcy filing on our future financial results will depend greatly upon whether Kmart assumes or rejects our distribution agreement and upon whether Kmart obtains bankruptcy court approval of a plan of reorganization. See "Business--Kmart Bankruptcy.

Retail segment sales decreased 28% in 2001, following a 12% decrease in 2000. The primary reasons for the decreases in both 2001 and 2000 relate to the divestiture of under-performing and non-strategic conventional retail stores to increase focus on our price impact retail stores partially offset by store acquisitions. The 28% decrease in 2001 is made up of a 35% decrease from our conventional retail stores offset by a 14% increase from our price impact retail stores. The number of price impact stores increased from 74 at the beginning of 2001 to 99 at the end of 2001. We operated 116, 187 and 242 retail stores at the end of 2001, 2000 and 1999, respectively. Same store sales for continuing price impact retail operations in 2001 increased 1.1 % over 2000.

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

Selling and Administrative Expenses.

Selling and administrative expenses decreased as a percentage of net sales to 6.14% in 2001 from 8.22% in 2000 and 8.84% in 1999. The decreases were due to more efficient asset utilization as 12 distribution facilities were divested over the last three years transferring customer business to higher volume facilities. Additionally, our low cost pursuit program and the centralization of our administrative functions decreased expenses. A reduction in the volume of the retail segment through the divestiture of 126 stores since 1999 also decreased expense as selling and administrative expenses as a percentage of sales is historically higher for the retail segment versus the distribution segment.

Distribution segment selling and administrative expenses as a percentage of sales decreased to 1.77% in 2001 from 1.88% in 2000 and 2.12% in 1999. Adjusted selling and administrative expenses as a percentage of sales decreased to 1.61% in 2001 from 1.74% in 2000 and 2.05% in 1999. The primary reasons for the decreases during these years are due to sales growth without a corresponding increase in fixed operating costs, low cost pursuit initiatives and centralization of administrative functions to support services.

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

Impairment/Restructuring Charge (Credit).

The pre-tax charge for our strategic plan totaled $24 million for 2001, $309 million for 2000 and $137 million for 1999. Of these totals, a recovery of $24 million in 2001 and charges of $213 million and $103 million in 2000 and 1999, respectively, were reflected in the impairment/restructuring charge (credit) line with the balance of the charges reflected in other financial statement lines. See the Impairment/Restructuring Charge (Credit) and Related Costs footnote in the notes to the consolidated financial statements, the Repositioning of Fleming in the Business section and the Contractual Obligations and Commitments in the Liquidity and Capital Resources section for further discussion of these charges.

Litigation Charge (Credit).

In 2001, we recorded litigation settlements and other related pre-tax expenses totaling $49 million related to the settlement of the Storehouse Markets, Inc., et al., Don's United Super, et.al., Coddington Enterprises, Inc., et.al, J&A Foods, Inc. et. al., R&D Foods, Inc. et.al., and Robandee United Super, Inc., et.al., and other cases. In 2000, we recorded $2 million of net income in settlements relating to other cases. See Item 3. Legal Proceedings and the Contingencies footnote in the notes to the consolidated financial statements for further discussion regarding these litigation charges. See Item 1. Business--Kmart Bankruptcy for discussion regarding potential litigation related to the Kmart bankruptcy.

Taxes on Income (Loss).

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

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.

Net cash used in operating activities was $32 million for the year ended December 29, 2001, compared to cash provided by operating activities of $127 million for the same period in 2000. The use of cash in 2001 can be attributed to an increase in inventories of $139 million and trade receivables of $104 million as a result of growth in our distribution business. The growth can be attributed to a long-term supply agreement with Kmart Corporation and other new customers added during the year including new customers added through our acquisition of certain convenience store distributors. The Kmart contract alone required approximately $150 million of additional working capital investment in order to purchase inventory for the two new distribution centers dedicated to Kmart, as well as to increase the level of inventory in 15 of our other distribution centers in order to supply Kmart stores. See Item 1. Business--Kmart Bankruptcy for more information on the impact of the Kmart bankruptcy.

The use of cash in 2001 was partially offset by lower cash payments for strategic plan expenditures of $68 million compared to $118 million in 2000. Although the strategic plan has been completed, cash requirements for recorded liabilities will continue for the next few years as closed-store leases and multi-employer pension obligations are paid.

We plan on improving operating cash flows in the future through the following initiatives: increasing the sales volume in each of our facilities; reducing cost of goods sold and improving inventory management through our centralized procurement; increasing inventory turns and warehouse productivity; and reducing transportation costs through the implementation of new technology.

NET CASH USED IN INVESTING ACTIVITIES.

Net cash used in investing activities totaled $190 million in fiscal 2001 compared to $48 million for 2000. Included in the 2001 net investment expenditures were $238 million for capital expenditures and $121 million for acquisitions of businesses. Significant capital expenditures were $165 million in the distribution segment, primarily related to facilities costs ($76 million) and upgrades to our information technology and distribution systems ($83 million), and $68 million for our price impact retail operations. Offsetting these expenditures in part were $146 million in proceeds from the sale of property and equipment and conventional retail stores.

For fiscal 2002, capital expenditures are expected to be approximately $200 million to maintain our distribution system, grow our price impact retail operations, and further upgrade our information technology systems. The anticipated source of funds for these capital expenditures are cash flows from operating activities and our ability to borrow under the revolving portion of our credit facility. Acquisitions of supermarket groups or chains or distribution operations will be made only on a selective basis and are not necessarily included in the $200 million estimate above.

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

EBITDAL

We generated $385 million, $154 million and $281 million of EBITDAL for fiscal 2001, 2000 and 1999, respectively. EBITDAL is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and LIFO provision. We present EBITDAL to help us describe our ability to generate cash flows that can be used to service our debt; however, conditions may require conservation of funds for other uses. EBITDAL is a non-GAAP liquidity measure commonly used in our industry and should not be considered as an alternative measure of our net income or cash flows from operations as computed in accordance with GAAP. Amounts presented may not be comparable to similar measures disclosed by other companies.

The following table sets forth our calculation of EBITDAL (in millions):

                                                              2001             2000           1999
                                                           -----------     -----------     -----------

Net earnings (loss) before extraordinary charge .......    $        27     $      (122)    $       (45)

Add back:
     Taxes on income (loss) ...........................             36             (79)            (18)
     Depreciation and amortization ....................            166             169             158
     Interest expense .................................            166             175             165
     Equity investment results ........................              2               8              10
     LIFO .............................................            (12)              3              11
                                                           -----------     -----------     -----------
         EBITDAL ......................................            385             154             281


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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS.

We enter into certain obligations in the normal course of business with contractual future cash payments as summarized below:



Payments due in:

                                     FISCAL       FISCAL       FISCAL       FISCAL       FISCAL       THERE-
                                      2002         2003         2004         2005         2006        AFTER         TOTAL
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                         (In millions)
Long-term debt (1)                  $      30    $     240    $     299    $      --    $      --    $     889    $   1,458
Capital lease obligations (2)              62           61           60           59           55          187          484
Operating leases (2)                       85           75           69           59           50          144          482
Closed store reserves                      17           17            9            5            5           20           73
Pension withdrawals (3)                    10            4           --           --           --           --           14
Litigation settlement payout               11           11           --           --           --           --           22

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

We are also contingently committed to certain off balance sheet obligations in the normal course of business with future expirations as summarized below:

Commitments expire in:

                              FISCAL       FISCAL       FISCAL       FISCAL       FISCAL       THERE-
                               2002         2003         2004         2005         2006         AFTER        TOTAL
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                  (In millions)
Letters of credit *          $       1    $      --    $      --    $      --    $      --    $      52    $      53
Loan guarantees                      2           --           --           --           --           --            2
Lease guarantees                     4            3            2            1            2            5           17

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

           Total debt (including capital leases)...........       $  1,811 million
           Shareholders' equity............................            498 million
           Total capitalization............................          2,309 million
           Debt to capitalization..........................             78%

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

WE MAY BE MATERIALLY ADVERSELY AFFECTED BY THE BANKRUPTCY OF KMART CORPORATION.

Kmart Corporation is our largest customer, accounting for 20% of our net sales in 2001. We began shipments under a ten-year agreement in April 2001, with full implementation in July 2001. On January 22, 2002, Kmart and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Shortly thereafter, Kmart and Fleming entered into a critical vendor agreement under the terms of which Kmart paid us $76 million of outstanding accounts receivable and we agreed to continue to supply Kmart for two years. We will assert a prepetition claim in the bankruptcy proceeding for obligations under our ten-year distribution agreement.

The terms of our distribution agreement provide that Kmart can terminate if, among other things, the volume of Kmart's purchases declines by certain amounts, if we materially breach our obligations or if we experience certain types of changes of control. Either party can elect to terminate the distribution agreement on 12 months' written notice given after the fifth anniversary of its effective date, with the termination to take place at the end of a transition period of up to an additional 12 months at Kmart's discretion.

Subject to the effect of the critical vendor agreement, Kmart has the right to assume or reject the distribution agreement with us. If Kmart rejects it, a breach by Kmart will result, effective immediately prior to the bankruptcy filing date, but we may still have to supply Kmart for a transition period. If Kmart assumes the distribution agreement, it would be required to cure all defaults, including payment of our prepetition claim. Because Kmart represents a substantial portion of our business, negative information about Kmart's performance, financial condition, business prospects and progress through its bankruptcy may adversely affect the market for and prices of our securities.

We cannot predict at this date what affect this bankruptcy will have on us, but if Kmart chooses to close a large number of its stores it will result in the elimination of sales to those stores. Further, a failure by Kmart to successfully reorganize or to continue as a going concern would eliminate sales to Kmart. Also, although no material litigation is currently outstanding, we may become involved in litigation related to the Kmart bankruptcy, including litigation with vendors because we ordered product from the vendors for delivery to Kmart. For more information regarding the Kmart bankruptcy, see "Business - Kmart Bankruptcy."


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

IF THE CUSTOMERS TO WHOM WE LEND MONEY OR SUBLEASE REAL PROPERTY OR FOR WHOM WE GUARANTEE STORE LEASE OBLIGATIONS FAIL TO REPAY US, IT COULD RESULT IN SUBSTANTIAL LOSSES.

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

Although we have credit policies and apply cost/benefit analyses to these investment decisions, we face the risk that a portion of these outstanding loans may result in credit losses. Our credit loss expense from receivables as well as from investments in customers was $38 million in 2001 (including a $17 million charge related to the Kmart bankruptcy) and $29 million in 2000.

VARIOUS CHANGES IN THE DISTRIBUTION AND RETAIL MARKETS IN WHICH WE OPERATE HAVE LED AND MAY CONTINUE TO LEAD TO REDUCED SALES AND MARGINS AND LOWER PROFITABILITY FOR OUR CUSTOMERS AND, CONSEQUENTLY, FOR US.

The distribution and retail markets in which we operate are undergoing accelerated change as distributors and retailers seek to lower costs and provide additional services in an increasingly competitive environment. An example of this is the growing trend of large self-distributing chains consolidating to reduce costs and gain efficiencies. Eating away from home and alternative format food stores, such as warehouse stores and supercenters, have taken market share from traditional supermarket operators, including independent grocers, many of whom are our customers. Vendors, seeking to ensure that more of their promotional fees and allowances are used by retailers to increase sales volume, increasingly direct promotional dollars to large self-distributing chains. We believe that these changes have led to reduced sales, reduced margins and lower profitability among many of our customers and, consequently, for us. If the strategies we have developed in response to these changing market conditions are not successful, our net sales could decline.

CONSUMABLE GOODS DISTRIBUTION IS A LOW-MARGIN BUSINESS AND IS SENSITIVE TO ECONOMIC CONDITIONS.

We derive most of our revenues from the consumable goods distribution industry. This industry is characterized by a high volume of sales with relatively low profit margins. Significant portions of our sales are at prices that are based on product cost plus a percentage markup. Consequently, our results of operations may be negatively impacted when consumable goods prices go down, even though our percentage markup may remain constant. The consumable goods industry is also sensitive to national and regional economic conditions, and the demand for our consumable goods has been diminished from time to time by economic downturns. Additionally, our distribution business is sensitive to increases in fuel and other transportation-related costs.

WE FACE INTENSE COMPETITION IN BOTH OUR DISTRIBUTION AND RETAIL MARKETS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THESE MARKETS, WE MAY LOSE MARKET SHARE AND SUFFER A DECLINE IN NET SALES.

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

Some of our competitors have greater financial and other resources than we do. In addition, consolidation in the industry, heightened competition among our vendors, new entrants and trends toward vertical integration could create additional competitive pressures that reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and suffer a decline in net sales.

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

WE ARE A PARTY TO OR THREATENED WITH VARIOUS LITIGATION AND CONTINGENT LOSS SITUATIONS ARISING IN THE ORDINARY COURSE OF OUR BUSINESS. IF ANY PROCEEDING IS RESOLVED AGAINST US, IT COULD RESULT IN SUBSTANTIAL PAYMENTS BY US AND A REDUCTION OF OUR EARNINGS.

We are a party to or threatened with various litigation and contingent loss situations arising in the ordinary course of our business including:

     o   disputes with customers and vendors;

     o disputes with owners or creditors of financially troubled or failed customers;

     o   disputes with employees;

     o   disputes with insurance carriers;

     o   disputes with landlords and lessees; and

     o   disputes with tax authorities;

some of which may result in substantial payments. We incur the costs of defending any litigation whether or not a claim has merit or is material. We intend to vigorously defend against all lawsuits, but we cannot predict the outcome of any case. An unfavorable outcome in any material case could result in substantial payments by us and a reduction of our earnings.

BECAUSE WE SELL FOOD AND OTHER PRODUCTS, WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Like any other seller of food and other products, we face the risk of exposure to product liability claims in the event that people who purchase products we sell become injured or experience illness as a result. We carry umbrella liability insurance but, this insurance may not continue to be available at a reasonable cost, or, even if it is available, it may not be adequate to cover our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the policy limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification to cover our liabilities, product liability claims relating to defective food and other products could materially reduce our earnings.

FROM TIME TO TIME, WE MAY MAKE STRATEGIC ACQUISITIONS, WHICH WOULD REQUIRE US TO INCUR SUBSTANTIAL COSTS AND POTENTIAL LIABILITIES FOR WHICH WE MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

We may seek strategic acquisitions of other distribution centers on a selective basis. Since the beginning of 2001, we have acquired several different businesses. For more information on these acquisitions, see Item 1 Business--Our Distribution Segment--Acquisitions.

We regularly engage in evaluations of potential acquisitions. Any potential acquisitions may result in significant transaction expenses, increased interest expense and amortization of intangibles expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results.

Achieving the benefits of acquisitions will depend in part on our ability to integrate those businesses with our business in an efficient manner. We cannot assure you that this will happen or that it will happen in an efficient manner. Our consolidation of operations following these acquisitions may require substantial attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for these acquired businesses. We cannot assure you that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY PERSONNEL.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly Mark S. Hansen, our Chairman and Chief Executive Officer. The loss of the services of any of our executive officers or key employees could harm our business. We have employment agreements with each of Messrs. Hansen, Rider and Northcutt, none of which expires prior to November 2003. We do not maintain "key person" life insurance policies on these individuals or any of our other executive officers.

WE OPERATE IN A COMPETITIVE LABOR MARKET, AND A SUBSTANTIAL NUMBER OF OUR EMPLOYEES ARE COVERED BY COLLECTIVE BARGAINING AGREEMENTS.

Our continued success will depend on our ability to attract and retain qualified personnel in both our distribution and retail groups. We compete with other businesses in our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees would require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, about 42% of our employees are covered by collective bargaining agreements, most of which expire at various times over the course of the next five years. We cannot assure you that we will be able to renew our collective bargaining agreements, that our labor costs will not increase, that we will be able to recover any increases through increased prices charged to customers or that we will not suffer business interruptions as a result of strikes or other work stoppages. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices charged to our customers, our earnings will be reduced accordingly.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fleming Companies, Inc. as of March 1, 2002 were as follows:

  NAME                                           AGE                   PRESENT POSITION
  ----                                           ---                   ----------------

  Mark S. Hansen................................  47      Chairman and Chief Executive Officer

  J.R. Campbell.................................  57      Executive Vice President, Merchandising and Supply

  Thomas G. Dahlen..............................  47      Executive Vice President and President, Retail and Corporate
                                                          Marketing

  E. Stephen Davis..............................  61      Executive Vice President and President, Wholesale

  Ron Griffin...................................  48      Executive Vice President and Chief Information Officer

  William H. Marquard...........................  42      Executive Vice President, Business Development and Chief Knowledge
                                                          Officer

  Scott M. Northcutt............................  40      Executive Vice President, Human Resources

  Neal J. Rider.................................  40      Executive Vice President and Chief Financial Officer

  Michael J. Carey..............................  55      Senior Vice President, Western Operations

  Charles L. Hall...............................  51      Senior Vice President, Real Estate and Store Development

  Carlos M. Hernandez...........................  47      Senior Vice President, General Counsel and Secretary

  Matthew H. Hildreth...........................  36      Senior Vice President, Finance and Treasurer

  Leonard Kaye..................................  63      Senior Vice President, Eastern Operations

  Timothy R. LaBeau.............................  47      Senior Vice President, Operations

  William A. Merrigan...........................  56      Senior Vice President, Logistics

  Philip B. Murphy..............................  53      Senior Vice President, Procurement

  Mark D. Shapiro...............................  42      Senior Vice President, Finance and Operations Control

  Thomas A. Zatina..............................  50      Senior Vice President, Northern Operations

Mark S. Hansen joined us as Chairman and Chief Executive Officer in November 1998. Prior to joining us, Mr. Hansen served as President and Chief Executive Officer of SAM'S Club, the nation's leading members-only shopping warehouse and a division of Wal-Mart Stores, Inc., from 1997 through 1998. Prior to joining Wal-Mart, Mr. Hansen served in multiple capacities at PETsMART, Inc., a national pet supply retailer, including as President and Chief Executive Officer from 1989 to 1997. Prior to 1989, Mr. Hansen served in various management capacities in the supermarket industry. He serves as an executive advisory board member of Swander Pace Capital and is a director of Applebee's Restaurants and Amazon.com.

J.R. Campbell joined us as our Executive Vice President, Merchandising and Supply and President of Retail Operations in January 2002. Prior to joining us, Mr. Campbell served for over 20 years in various capacities at Wal-Mart Stores, Inc., a national retailer, including President, Global Sourcing Division from 2000 until joining us, Senior Vice President of Merchandising for SAM's Club from 1998 to 2000, and prior to that, Senior Vice President and General Merchandise Manager.

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

Ron Griffin joined us as Executive Vice President and Chief Information Officer in January 2002. Prior to joining us, Mr. Griffin served for over 10 years in various capacities at The Home Depot, Inc., a home improvement retailer, including Senior Vice President and Chief Information Officer since 1996.

William H. Marquard joined us as Executive Vice President, Business Development and Chief Knowledge Officer in June 1999. From 1991 until joining us, Mr. Marquard was a partner in the consulting practice of Ernst & Young, a professional services company.

Scott M. Northcutt joined us as Senior Vice President, Human Resources in January 1999 and he became Executive Vice President, Human Resources in February 2000. From 1997 until joining us, Mr. Northcutt was Vice President-People Group at SAM's Club, the nation's leading members-only shopping warehouse and a division of Wal-Mart Stores, Inc. From 1988 to 1995, he served as Vice President-Human Resources and from 1995 to 1996, he served as Vice President-Store Operations at Dollar General Corporation, a retailer of consumable basics.

Neal J. Rider joined us as Executive Vice President and Chief Financial Officer in January 2000. From June 1999 until joining us, Mr. Rider was Executive Vice President and Chief Financial Officer at Regal Cinemas, Inc., a motion picture exhibitor operator. From 1980 to 1999, Mr. Rider served in multiple capacities at American Stores Company, a grocery and drug retailer purchased by Albertson's, including Treasurer and Controller responsibilities from 1994 to 1997 before becoming Chief Financial Officer in 1998.

Michael J. Carey joined us in 1983 and has served as our Senior Vice President, Western Operations since June 2000. Prior to that, Mr. Carey served as our Operating Group President from 1998 to June 2000, our President, LaCrosse Division from 1996 to 1998, and our Director of IGA Marketing from 1994 to 1996.

Charles L. Hall joined us as Senior Vice President, Real Estate and Store Development in June 1999. From 1998 until joining us, he was Senior Vice President-Real Estate and Store Development at Eagle Hardware and Garden, Inc., an operator of large-scale home improvement stores. From 1992 to 1998, he served as Vice President of Real Estate Development at PETsMART, Inc.

Carlos M. Hernandez joined us in March 2000 as Associate General Counsel and Assistant Secretary and has served as our Senior Vice President, General Counsel and Secretary since February 2001. Prior to joining us, Mr. Hernandez was employed as an attorney at Armco Inc., a steel producer, from 1981 to 1999, and then as an attorney at AK Steel Holding Corporation, a producer of flat-rolled carbon and steel products, from October to December 1999.

Matthew H. Hildreth joined us as Senior Vice President, Finance and Treasurer in May 2001. Prior to joining us, Mr. Hildreth served in various positions at JPMorgan, an investment banking company, since 1989, including most recently as Vice President and Sector Head of North American Trucking for JPMorgan's Transportation and Logistics Group since April 2000 and Vice President from 1997 until April 2000.

Leonard Kaye joined us in 1963 and has served as our Senior Vice President, Eastern Operations since June 2000. Prior to that, Mr. Kaye served us in various positions, including Operating Group President, President, Memphis Division and Operations Manager.

Timothy R. LaBeau joined us in January 2002 as Senior Vice President of Operations. Prior to joining us, Mr. LaBeau served as President and Chief Executive Officer of American Sales Company, a purchasing and distributing company and a subsidiary of Royal Ahold, from 1998 to December 2001. Prior to that, Mr. LaBeau served as Executive Vice President of Merchandising and Procurement for Ahold USA from 1994 to 1998.

William A. Merrigan joined us in November 2000 and has served as our Senior Vice President, Logistics since May 2001. Prior to joining us, Mr. Merrigan served as Senior Vice President of Logistics at Nash Finch Company, a wholesale distribution company, from December 1998 to November 2000. Prior to that, Mr. Merrigan served in various senior positions at Wakefern Food Corporation from 1986 to 1998, including Vice President of Logistics and Transportation since June 1996.

Philip B. Murphy joined us in October 2000 as Vice President of Grocery, and has served as our Senior Vice President, Procurement since May 2001. Prior to that, Mr. Murphy served as Senior Vice President and General Manager of Services at PETsMART, Inc., a national pet supply retailer, from 1995 to 2000.

Mark D. Shapiro joined us in June 2001 as Senior Vice President, Finance. Prior to joining us, Mr. Shapiro served in various positions at Big Lots, Inc., a national broadline closeout retailer, since 1992, including Senior Vice President and Chief Financial Officer since June 2000 and, prior to that, Controller since 1994.

Thomas A. Zatina joined us in June 2001 as Senior Vice President, Northern Operations. Prior to joining us, Mr. Zatina served in various positions at Bozzuto's, Inc., a Connecticut-based wholesale distributor, including Executive Vice President and Chief Operating Officer since 1986.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.      Financial Statements:

                      - Consolidated Statements of Operations - For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                      - Consolidated Balance Sheets - At December 29, 2001 and December 30, 2000

                      - Consolidated Statements of Cash Flows - For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                      - Consolidated Statements of Shareholders' Equity - For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                      - Notes to Consolidated Financial Statements - For the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                      -  Independent Auditors' Report

                      -  Quarterly Financial Information (Unaudited)

              2.      Financial Statement Schedule:

                      Included in copies filed with the SEC. Schedule available on request.

              3.      Exhibits:

                      Included in copies filed with the SEC. Exhibits available on request.

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

                           CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 29, 2001 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)



                    ASSETS                             2001             2000
                                                    -----------     -----------
Current assets:
     Cash and cash equivalents                      $    17,325     $    30,380
     Receivables, net                                   588,269         509,045
     Inventories                                      1,014,695         831,265
     Assets held for sale                                30,066         165,800
     Other current assets                                89,716          86,583
                                                    -----------     -----------
             Total current assets                     1,740,071       1,623,073
Investments and notes receivable, net                   105,651         104,467
Investment in direct financing leases                    83,118         102,011
Property and equipment:
     Land                                                39,644          40,242
     Buildings                                          373,510         356,376
     Fixtures and equipment                             653,009         565,472
     Leasehold improvements                             219,058         210,970
     Leased assets under capital leases                 203,497         197,370
     Construction in progress                           135,781          57,039
                                                    -----------     -----------
                                                      1,624,499       1,427,469
Less accumulated depreciation and amortization         (704,844)       (653,973)
                                                    -----------     -----------
             Net property and equipment                 919,655         773,496
Other assets                                            252,008         255,445
Goodwill, net                                           554,190         544,319
                                                    -----------     -----------

TOTAL ASSETS                                        $ 3,654,693     $ 3,402,811
                                                    ===========     ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   971,791     $   943,279
     Current maturities of long-term debt                29,865          38,171
     Current obligations under capital leases            21,410          21,666
     Other current liabilities                          242,061         229,272
                                                    -----------     -----------
             Total current liabilities                1,265,127       1,232,388
Long-term debt                                        1,427,929       1,232,400
Long-term obligations under capital leases              331,836         377,239
Other liabilities                                       131,582         133,592
Commitments and contingencies
Shareholders' equity:
     Common stock, $2.50 par value, authorized -
       100,000 shares, issued and outstanding -
       44,438 and 39,618 shares                         111,095          99,044
     Capital in excess of par value                     567,720         513,645
     Reinvested earnings (deficit)                     (121,160)       (144,468)
     Accumulated other comprehensive income -
         additional minimum pension liability           (59,436)        (41,029)
                                                    -----------     -----------
             Total shareholders' equity                 498,219         427,192
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,654,693     $ 3,402,811
                                                    ===========     ===========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
                                 (IN THOUSANDS)



                                                                       2001            2000            1999
                                                                   -----------     -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                               $    23,308     $  (122,142)    $   (44,728)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                                   166,406         169,190         157,510
       Amortization costs in interest expense                            6,809           4,917           4,869
       Credit losses                                                    37,795          28,872          25,394
       Deferred income taxes                                            36,165         (65,538)          3,357
       Equity investment results                                         1,533           8,034          10,243
       Impairment/restructuring and related
         charges, net of impairment credit (not in other lines)         19,199         288,408         135,346
       Cash payments on impairment/
         restructuring and related charges                             (68,141)       (118,190)        (57,340)
       Change in assets and liabilities,
         excluding effect of acquisitions:
           Receivables                                                (104,458)        (26,005)        (55,692)
           Inventories                                                (139,032)         65,639         (22,049)
           Accounts payable                                             21,714         (49,121)         35,744
           Other assets and liabilities                                (40,140)        (63,198)        (70,112)
       Other adjustments, net                                            6,697           5,779          (4,925)
                                                                   -----------     -----------     -----------
Net cash provided by (used in) operating activities                    (32,145)        126,645         117,617
                                                                   -----------     -----------     -----------

Cash flows from investing activities:
   Collections on notes receivable                                      30,691          32,943          34,798
   Notes receivable funded                                             (21,879)        (35,841)        (43,859)
   Businesses acquired                                                (121,373)         (7,320)        (78,440)
   Proceeds from sale of businesses                                    120,947          45,693           7,042
   Purchase of property and equipment                                 (238,413)       (150,837)       (166,339)
   Proceeds from sale of property and equipment                         24,693          50,957          35,487
   Investments in customers                                                 --              --          (8,115)
   Proceeds from sale of investments                                     5,115           3,552           2,745
   Other investing activities                                           10,460          12,949           3,337
                                                                   -----------     -----------     -----------
Net cash used in investing activities                                 (189,759)        (47,904)       (213,344)
                                                                   -----------     -----------     -----------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                  793,742         185,000         191,000
   Principal payments on long-term debt                               (597,389)       (219,519)        (71,178)
   Principal payments on capital lease obligations                     (20,903)        (20,888)        (21,533)
   Sale of common stock                                                 59,794           4,051           1,267
   Payments on cost of debt                                            (25,775)           (571)            (31)
   Dividends paid                                                       (3,410)         (3,117)         (3,082)
   Other financing activities                                            2,790              --              --
                                                                   -----------     -----------     -----------
Net cash provided by (used in) financing activities                    208,849         (55,044)         96,443
                                                                   -----------     -----------     -----------
Net increase (decrease) in cash
   and cash equivalents                                                (13,055)         23,697             716
Cash and cash equivalents,
   beginning of year                                                    30,380           6,683           5,967
                                                                   -----------     -----------     -----------

Cash and cash equivalents, end of year                             $    17,325     $    30,380     $     6,683
                                                                   ===========     ===========     ===========

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                               ACCUMULATED
                                                                       CAPITAL    REINVESTED                    OTHER
                                                     COMMON STOCK     IN EXCESS    EARNINGS   COMPREHENSIVE  COMPREHENSIVE   ESOP
                                        TOTAL     SHARES    AMOUNT  OF PAR VALUE  (DEFICIT)      INCOME         INCOME       NOTE
                                      ---------   ------   -------- ------------  ----------  -------------  -------------  ------
BALANCE AT DECEMBER 27, 1998          $ 569,931   38,542   $ 96,356  $  509,602    $   23,155                 $ (57,133)   $ (2,049)
Comprehensive income
   Net loss                             (44,728)                                      (44,728)   $ (44,728)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $21,049
         of taxes)                       31,573                                                     31,573       31,573
                                                                                                 ---------
   Comprehensive income                                                                          $ (13,155)
                                                                                                 =========

Incentive stock and stock
   ownership plans                        4,955      314        785       4,170
Cash dividends, $0.08 per share          (3,078)                         (2,325)         (753)
ESOP note payments                        2,049                                                                              2,049
                                      ---------   ------   --------   ---------    ----------                 ---------    -------

BALANCE AT DECEMBER 25, 1999            560,702   38,856     97,141     511,447       (22,326)                  (25,560)        --
Comprehensive income
   Net loss                            (122,142)                                     (122,142)   $(122,142)
   Other comprehensive income,
     net of tax
       Minimum pension liability
         adjustment (net of $10,312
         of taxes)                      (15,469)                                                   (15,469)     (15,469)
                                                                                                 ---------
   Comprehensive income                                                                          $(137,611)
                                                                                                 =========

Incentive stock and stock
   ownership plans                        7,210      762      1,903       5,307
Cash dividends, $0.08 per share          (3,109)                         (3,109)
                                      ---------   ------   --------   ---------    ----------                 ---------    -------

BALANCE AT DECEMBER 30, 2000            427,192   39,618     99,044     513,645      (144,468)                  (41,029)        --
Comprehensive income
   Net income                            23,308                                        23,308    $  23,308
   Other comprehensive income
       Minimum pension liability
         adjustment (net of $12,271
         of taxes)                      (18,407)                                                   (18,407)     (18,407)
                                                                                                 ---------
   Comprehensive income                                                                          $   4,901
                                                                                                 =========

Stock sale                               47,479    3,850      9,626      37,853
Incentive stock and stock
   ownership plans                       22,122      970      2,425      19,697
Cash dividends, $.08 per share           (3,475)                         (3,475)
                                      ---------   ------   --------   ---------    ----------                 ---------    -------

BALANCE AT DECEMBER 29, 2001          $ 498,219   44,438   $111,095   $ 567,720    $ (121,160)                $ (59,436)   $    --
                                      =========   ======   ========   =========    ==========                 =========    =======


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

Principles of Consolidation: The consolidated financial statements include all subsidiaries. Material intercompany items have been eliminated. The equity method of accounting is usually used for investments in certain entities in which we have an investment in common stock of between 20% and 50% or such investment is temporary. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings or losses of these entities and for declines in estimated realizable values deemed to be other than temporary. The cost method of accounting is used for investments where we own less than 20% of the equity of the entity.

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

The strategic plan initially included closing 11 distribution operating units (El Paso, Texas; Portland, Oregon; Houston, Texas; Huntingdon, Pennsylvania; Laurens, Iowa; Johnson City, Tennessee; Sikeston, Missouri; San Antonio, Texas; Buffalo, New York; and two other operating units scheduled for closure, but not closed due to increased cash flows). Of the nine closings announced, all were completed by the end of 2000. Three additional closings were announced which were not originally part of the strategic plan bringing the total operating units closed to 12. The closing of Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. During the first quarter of 2000, the closings of York and Philadelphia were announced as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The last full year of operations for the 12 operating units closed was in 1998 with sales totaling approximately $3.1 billion. Most of these sales have been retained by transferring customer business to our higher volume, better utilized facilities.

The original strategic plan also included the divestiture or closing of seven retail chains (Hyde Park, Consumers, Boogaarts, New York Retail, Pennsylvania Retail, Baker's Oklahoma, and Thompson Food Basket). The last full year of operations for these seven chains was in 1998 with sales totaling approximately $844 million. The decision in 2000 to reposition certain retail operations resulted in divesting or closing the remaining conventional retail chains (Baker's Nebraska, Sentry Foods, and ABCO Foods). The last full year of operations for ABCO Foods, Baker's Nebraska and Sentry Foods was in 1999 with sales totaling approximately $1.4 billion.

The plan, including the decision to sell or close our conventional retail chains in 2000, took three years to implement and is finished. Any remaining charges represent exit costs that cannot be expensed until incurred and are expected to be minimal.

The plan originally announced in December 1998 was an estimated pre-tax charge totaling $782 million. Increases in the strategic plan of $356 million ($200 million cash and $156 million non-cash) were due primarily to the following:

      o Decisions to close Peoria, York and Philadelphia distribution divisions not in the original plan - $111 million. Peoria was added to the plan in the first quarter of 1999 when costs associated with continuing to service customers during a strike coupled with costs of reopening the operating unit made closing the operating unit an economically sound decision. York and Philadelphia were added to the plan in the first quarter of 2000;

      o Decreased costs to remove two distribution centers from the plan - $18 million. Two distribution centers originally scheduled for closure were not closed due to increased cash flows resulting from new business;

      o Decisions in 2000 to divest or close additional conventional retail stores not in the original plan - $161 million (net of $44 million recovery in 2001). Baker's Nebraska, Sentry Foods and ABCO Foods were added to the plan in 2000 to reposition certain retail operations into our price impact format;

      o Updates to the impairment amounts on divested retail stores in the original plan based on changes in market conditions - $18 million. The updated impairment amounts related to Hyde Park, Consumers, Boogaarts, New York Retail and Pennsylvania Retail;

      o Increased costs related to our low cost pursuit program and centralization of administrative functions - $80 million. Costs included reducing workforce, centralizing administrative and procurement functions, reducing the number of management layers, reducing complexity in business systems and removing non-value-added costs from operations, such as removing the number of items carried and creating a single point of contact with customers; and

      o Increased costs to adjust estimates of union pension withdrawal liabilities and severance for employees at closed distribution centers
         - $4 million. Adjustments to union pension withdrawal liabilities occur as estimates of pension funding requirements change. Estimates of severance liabilities increased primarily due to a union labor settlement that increased amounts paid to terminated employees.

The costs of relocation and other periodic expenses related to our low cost pursuit program and centralization of administrative functions were expensed as incurred.

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

o Restructuring charges of $17 million. The restructuring charges consisted primarily of severance related expenses for the sold or closed operating units and adjustments to pension withdrawal liabilities of less than $14 million, operating leases of less than $3 million, and professional fees and other costs of approximately $1 million expensed as incurred related to the restructuring process.

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

The pre-tax charge for 2000 was $309 million. After tax, the expense for 2000 was $183 million or $4.72 per share. The $309 million charge in 2000 was included on several lines of the Consolidated Statements of Operations as follows: $2 million was included in net sales primarily to recognize an operating lease liability when we were the sub-lessor; $57 million was included in cost of sales and was primarily related to inventory valuation adjustments, moving and training costs relating to procurement and product handling associates, and additional depreciation and amortization on assets to be disposed of but not yet held for sale; $37 million was included in selling and administrative expense and equity investment results as disposition related costs recognized on a periodic basis (such as moving and training costs related to the consolidation of certain administrative functions); and the remaining $213 million was included in the impairment/restructuring charge (credit) line. The charge for 2000 consisted of the following components:

o Impairment of assets of $91 million. The impairment components were $3 million for goodwill and $88 million for other long-lived assets relating to planned disposals and closures. All of the goodwill charge was related to a three-store retail acquisition.

o Restructuring charges of $122 million. The restructuring charges consisted partly of severance related expenses and estimated pension withdrawal liabilities for the closings of the York and Philadelphia distribution centers which were announced during the first quarter of 2000 as part of an effort to grow in the northeast by consolidating distribution operations and expanding the Maryland facility. The charge included severance related expenses due to the consolidation of certain administrative departments announced during the second quarter of 2000. Additionally, the charge included severance related expenses, estimated pension withdrawal liabilities and operating lease liabilities for the divestiture and closing of certain conventional retail stores evaluated during the second and third quarters of 2000. In total, severance related expenses and estimated pension withdrawals were $54 million and operating lease liabilities were $37 million. The restructuring charges also consisted of professional fees and other costs of $31 million expensed as incurred related to the restructuring process.

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

o Restructuring charges of $41 million. The restructuring charges consisted primarily of severance related expenses and estimated pension withdrawal liabilities of $12 million for the divested or closed operating units announced during 1999. The restructuring charges also consisted of expenses to recognize operating lease liabilities of $15 million and professional fees and other costs of $14 million expensed as incurred related to the restructuring process.

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

The charges related to workforce reductions are as follows:


($'S IN THOUSANDS)             AMOUNT           HEADCOUNT
------------------           -----------      -----------
1999 Activity:
     Beginning Liability     $    21,983            1,260
     Charge                       12,029            1,350
     Terminations                (24,410)          (1,950)
                             -----------      -----------
     Ending Liability              9,602              660

2000 ACTIVITY:
     Charge                       53,906            5,610
     Terminations                (26,180)          (1,860)
                             -----------      -----------
     Ending Liability             37,328            4,410

2001 ACTIVITY:
     Charge                       13,952              400
     Terminations                (33,189)          (4,730)
                             -----------      -----------
     Ending Liability        $    18,091               80
                             ===========      ===========

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

Additionally, the strategic plan includes charges related to lease obligations which will be utilized as operating units or retail stores close, but ultimately reduced over remaining lease terms. The charges and utilization have been recorded to-date as follows:


($'S IN THOUSANDS)              AMOUNT
------------------           -----------
1999 ACTIVITY:
     Beginning Liability     $    27,716
     Charge                       15,074
     Utilized                    (10,281)
                             -----------
     Ending Liability             32,509

2000 ACTIVITY:
     Charge                       37,149
     Utilized                    (48,880)
                             -----------
     Ending Liability             20,778

2001 ACTIVITY:
     Charge                        2,685
     Utilized                    (21,132)
                             -----------
     Ending Liability        $     2,331
                             ===========



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

PER SHARE RESULTS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2001           2000            1999
----------------------------------------  ----------     ----------      ----------
Numerator:
Basic and diluted earnings (loss)
   before extraordinary charge            $   26,777     $ (122,142)     $  (44,728)
                                          ==========     ==========      ==========

Denominator:
Weighted average shares for
   basic earnings per share                   42,588         38,716          38,305
Effect of dilutive securities:
   Employee stock options                      1,936             --              --
   Restricted stock compensation                 400             --              --
                                          ----------     ----------      ----------

     Dilutive potential common shares          2,336             --              --
                                          ----------     ----------      ----------

Weighted average shares for
   diluted earnings per share                 44,924         38,716          38,305
                                          ==========     ==========      ==========

Basic earnings (loss) per share
   before extraordinary charge            $     0.63     $    (3.15)     $    (1.17)
                                          ==========     ==========      ==========
Diluted earnings (loss) per share
   before extraordinary charge            $     0.60     $    (3.15)     $    (1.17)
                                          ==========     ==========      ==========


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


(IN MILLIONS)                                        2001             2000              1999
-------------                                     -----------      -----------      -----------
NET SALES
   Distribution                                   $    14,490      $    12,926      $    12,718
   Intersegment elimination                            (1,223)          (1,757)          (2,165)
                                                  -----------      -----------      -----------

   Net distribution                                    13,267           11,169           10,553
   Retail                                               2,361            3,275            3,719
                                                  -----------      -----------      -----------

Total                                             $    15,628      $    14,444      $    14,272
                                                  ===========      ===========      ===========

OPERATING EARNINGS
   Distribution                                   $       395      $       297      $       290
   Retail                                                  57               62               (2)
   Support Services                                      (223)            (199)            (112)
                                                  -----------      -----------      -----------

   Total operating earnings                               229              160              176

   Interest expense                                      (166)            (175)            (165)
   Interest income                                         26               33               40
   Equity investment results                               (2)              (8)             (10)
   Impairment/restructuring charge (credit)                24             (213)            (103)
   Litigation charge (credit)                             (48)               2               --
                                                  -----------      -----------      -----------

Income (loss) before taxes                        $        63      $      (201)     $       (62)
                                                  ===========      ===========      ===========


(IN MILLIONS, CONTINUED)                              2001             2000            1999
------------------------                          -----------      -----------      -----------
DEPRECIATION AND AMORTIZATION
   Distribution                                   $       113      $       105      $        88
   Retail                                                  50               57               64
   Support Services                                        10               12               10
                                                  -----------      -----------      -----------

Total                                             $       173      $       174      $       162
                                                  ===========      ===========      ===========

CAPITAL EXPENDITURES
   Distribution                                   $       165      $        99      $        53
   Retail                                                  68               45              112
   Support Services                                         5                7                1
                                                  -----------      -----------      -----------

Total                                             $       238      $       151      $       166
                                                  ===========      ===========      ===========

IDENTIFIABLE ASSETS
   Distribution                                   $     2,838      $     2,499      $     2,546
   Retail                                                 609              681              848
   Support Services                                       208              223              179
                                                  -----------      -----------      -----------

Total                                             $     3,655      $     3,403      $     3,573
                                                  ===========      ===========      ===========


Kmart is our largest customer, representing approximately 20% of our total sales in 2001 and 10% in 2000. No other single customer represented more than 2% of our net sales in 2001 or 2000.

INCOME TAXES

Components of taxes on income (loss) are as follows:


(IN THOUSANDS)                                  2001             2000              1999
--------------                               -----------      -----------      -----------
Current:
   Federal                                   $       643      $   (23,291)     $   (17,287)
   State                                          (3,104)          10,082           (3,924)
                                             -----------      -----------      -----------

Total current                                     (2,461)         (13,209)         (21,211)
                                             -----------      -----------      -----------

Deferred:
   Federal                                        26,048          (41,123)           2,552
   State                                          10,117          (24,415)             806
                                             -----------      -----------      -----------

Total deferred                                    36,165          (65,538)           3,358
                                             -----------      -----------      -----------

Taxes on income (loss)                       $    33,704      $   (78,747)     $   (17,853)
                                             ===========      ===========      ===========


Taxes on income in the above table includes a tax benefit of $2.3 million in 2001 which is reported net in the extraordinary charge from the early retirement of debt in the consolidated statement of operations.

Deferred tax expense (benefit) relating to temporary differences includes the following components:


(IN THOUSANDS)                                2001             2000              1999
--------------                             -----------      -----------      -----------
Depreciation and amortization              $    41,263      $   (39,106)     $    (9,603)
Asset valuations and reserves                  (12,368)          29,495          (18,114)
Associate benefits                              11,962           (7,187)          31,700
Credit losses                                   (6,571)           1,924           (4,527)
Equity investment results                       (1,291)           8,837             (172)
Lease transactions                              28,269           (4,887)           7,996
Inventory                                        4,791            4,313            7,019
Acquired loss carryforwards                         --               67            4,929
Capital losses                                   5,815              452           (4,825)
Note sales                                         105              (41)            (139)
Net operating loss carryforwards               (45,478)         (62,951)              --
Other                                           10,328            3,936          (10,753)
Prepaid expenses                                  (660)            (390)            (153)
                                           -----------      -----------      -----------

Deferred tax expense (benefit)             $    36,165      $   (65,538)     $     3,358
                                           ===========      ===========      ===========

Temporary differences that give rise to deferred tax assets and liabilities as of year-end 2001 and 2000 are as follows:


(IN THOUSANDS)                                2001             2000
--------------                             -----------     -----------
Deferred tax assets:
   Depreciation and amortization           $    71,053     $    57,740
   Asset valuations and reserves                59,983          21,772
   Associate benefits                          140,439          81,172
   Credit losses                                30,401          24,927
   Equity investment results                     3,140           2,522
   Lease transactions                           50,163          45,208
   Inventory                                    34,656          26,918
   Capital losses                                6,972           8,152
   Note sales                                    3,017           3,017
   Net operating loss carryforwards            108,429          62,951
   Other                                        30,848          25,941
   Prepaid expenses                              1,683             400
                                           -----------     -----------

Total deferred tax assets                      540,784         360,720
                                           -----------     -----------

Deferred tax liabilities:
   Depreciation and amortization               102,310          47,734
   Asset valuations and reserves                31,324           5,480
   Associate benefits                           97,596          38,639
   Credit losses                                17,064          18,162
   Equity investment results                     4,185           4,857
   Lease transactions                           34,753           1,528
   Inventory                                    74,285          61,757
   Capital losses                                4,954             320
   Note sales                                    2,358           2,253
   Other                                        27,635          12,400
   Prepaid expenses                              3,900           3,277
                                           -----------     -----------

Total deferred tax liabilities                 400,364         196,407
                                           -----------     -----------

Net deferred tax asset                     $   140,420     $   164,313
                                           ===========     ===========



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

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:


                                                    2001              2000               1999
                                                 -----------       -----------       -----------

Statutory rate                                          35.0%             35.0%             35.0%
State income taxes, net of
   federal tax benefit                                   4.9               5.4               5.1
Acquisition-related differences                         (0.2)             (0.5)               --
Other                                                    0.7               2.5              (3.1)
                                                 -----------       -----------       -----------

Effective rate on operations                            40.4              42.4              37.0

Impairment/restructuring and
   related charge (credit)                              17.0              (3.2)             (8.5)
                                                 -----------       -----------       -----------

Effective rate after impairment/
   restructuring and related charge (credit)            57.4%             39.2%             28.5%
                                                 ===========       ===========       ===========

INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable consist of the following:


(IN THOUSANDS)                                       2001             2000
--------------                                    -----------     -----------
Investments in and advances to customers          $     4,506     $     7,452
Notes receivable from customers                        88,288          85,522
Other investments and receivables                      12,857          11,493
                                                  -----------     -----------

Investments and notes receivable                  $   105,651     $   104,467
                                                  ===========     ===========

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

Impaired notes receivable (including current portion) are as follows:


(IN THOUSANDS)                                   2001              2000
--------------                                -----------      -----------
Impaired notes with related allowances        $    55,377      $    45,711
Credit loss allowance on impaired notes           (19,061)         (20,101)
Impaired notes with no related allowances          12,721            4,793
                                              -----------      -----------

Net impaired notes receivable                 $    49,037      $    30,403
                                              ===========      ===========

Average investments in impaired notes were as follows: 2001-$70 million; 2000-$52 million; and 1999-$65 million.

Activity in the allowance for credit losses is as follows:



(IN THOUSANDS)                                  2001               2000              1999
--------------                               ------------      ------------      ------------
Balance, beginning of year                   $     59,718      $     55,528      $     47,232
Charged to costs and expenses                      37,795            28,872            25,394
Uncollectible accounts written off,
   net of recoveries                              (25,860)          (24,682)          (17,098)
                                             ------------      ------------      ------------

Balance, end of year                         $     71,653      $     59,718      $     55,528
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

Interest Expense:  Components of interest expense are as follows:


(IN THOUSANDS)                                  2001             2000             1999
--------------                               -----------      -----------      -----------
Interest costs incurred:
   Long-term debt                            $   134,473      $   135,474      $   127,271
   Capital lease obligations                      37,491           39,609           36,768
   Other                                           1,520            1,537            2,258
                                             -----------      -----------      -----------

   Total incurred                                173,484          176,620          166,297
Less interest capitalized                         (7,950)          (2,051)          (1,117)
                                             -----------      -----------      -----------

Interest expense                             $   165,534      $   174,569      $   165,180
                                             ===========      ===========      ===========

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


                                                                               December 29, 2001
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
                                             ===========     ===========     ===========      ===========      ===========

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION


                                                                          52 Weeks Ended December 29, 2001
                                                   ----------------------------------------------------------------------------
                                                      Parent                           Non-
                                                      Company       Guarantors      Guarantors     Eliminations    Consolidated
                                                   ------------    ------------    ------------    ------------    ------------
                                                                                  (In thousands)

Net sales ......................................   $ 13,098,853    $  3,625,313    $     49,873    $ (1,146,295)   $ 15,627,744
Costs and expenses:
 Cost of sales .................................     12,451,554       3,096,974          35,608      (1,146,295)     14,437,841
 Selling and administrative ....................        442,511         501,579          16,500              --         960,590
 Other .........................................        146,641          45,570          (2,102)             --         190,109
 Impairment/restructuring charge ...............          8,513         (32,108)             --              --         (23,595)
 Equity income from subsidiaries ...............         (7,667)             --              --           7,667              --
                                                   ------------    ------------    ------------    ------------    ------------
    Total costs and expenses ...................     13,041,552       3,612,015          50,006      (1,138,628)     15,564,945
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) before taxes .....................         57,301          13,298            (133)         (7,667)         62,799
Taxes on income (loss) .........................         30,524           5,553             (55)             --          36,022
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary charge ......   $     26,777    $      7,745    $        (78)   $     (7,667)   $     26,777
                                                   ============    ============    ============    ============    ============



                                                                         53 Weeks Ended December 30, 2000
                                                ----------------------------------------------------------------------------
                                                   Parent                           Non-
                                                  Company        Guarantors      Guarantors     Eliminations    Consolidated
                                                ------------    ------------    ------------    ------------    ------------
                                                                               (In thousands)

Net sales ...................................   $ 12,013,293    $  3,768,333    $     70,022    $ (1,407,833)   $ 14,443,815
Costs and expenses:
 Cost of sales ..............................     11,349,595       3,102,660          52,493      (1,407,833)     13,096,915
 Selling and administrative .................        575,408         591,144          18,451              --       1,185,003
 Other ......................................        100,721          46,796           2,424              --         149,941
 Impairment/restructuring charge ............        155,813          56,971              61              --         212,845
 Equity loss from subsidiaries ..............         20,108              --              --         (20,108)             --
                                                ------------    ------------    ------------    ------------    ------------
    Total costs and expenses ................     12,201,645       3,797,571          73,429      (1,427,941)     14,644,704
                                                ------------    ------------    ------------    ------------    ------------
Loss before taxes ...........................       (188,352)        (29,238)         (3,407)         20,108        (200,889)
Taxes on loss ...............................        (66,210)        (11,095)         (1,442)             --         (78,747)
                                                ------------    ------------    ------------    ------------    ------------
Net loss ....................................   $   (122,142)   $    (18,143)   $     (1,965)   $     20,108    $   (122,142)
                                                ============    ============    ============    ============    ============


                                                                        52 Weeks Ended December 25, 1999
                                                ----------------------------------------------------------------------------
                                                   Parent                           Non-
                                                  Company        Guarantors      Guarantors     Eliminations    Consolidated
                                                ------------    ------------    ------------    ------------    ------------
                                                                               (In thousands)

Net sales ...................................   $ 13,624,272    $  1,043,109    $    141,700    $   (537,045)   $ 14,272,036
Costs and expenses:
 Cost of sales ..............................     12,434,048         821,782         116,084        (537,045)     12,834,869
 Selling and administrative .................      1,012,393         224,572          24,666              --       1,261,631
 Other ......................................        112,593          19,400           3,112              --         135,105
 Impairment/restructuring charge ............        101,058           1,954              --              --         103,012
 Equity loss from subsidiaries ..............         16,896              --              --         (16,896)             --
                                                ------------    ------------    ------------    ------------    ------------
    Total costs and expenses ................     13,676,988       1,067,708         143,862        (553,941)     14,334,617
                                                ------------    ------------    ------------    ------------    ------------
Loss before taxes ...........................        (52,716)        (24,599)         (2,162)         16,896         (62,581)
Taxes on loss ...............................         (7,988)         (8,949)           (916)             --         (17,853)
                                                ------------    ------------    ------------    ------------    ------------
Net loss ....................................   $    (44,728)   $    (15,650)   $     (1,246)   $     16,896    $    (44,728)
                                                ============    ============    ============    ============    ============

CONDENSED CONSOLIDATING CASH FLOW INFORMATION


                                                                    52 Weeks Ended December 29, 2001
                                                ---------------------------------------------------------------------------
                                                   Parent                          Non-
                                                  Company        Guarantors     Guarantors      Eliminations   Consolidated
                                                ------------    ------------    ------------    ------------   ------------
                                                                              (In thousands)

Net cash provided by (used in) operating
 activities .................................   $     22,909    $    (56,131)   $      3,077    $         --   $    (30,145)
                                                ------------    ------------    ------------    ------------   ------------
Cash flows from investing activities:
 Purchases of property and equipment ........       (140,503)        (89,780)         (8,130)             --       (238,413)
 Other ......................................         42,224           4,350              80              --         46,654
                                                ------------    ------------    ------------    ------------   ------------
Net cash used in investing activities .......        (98,279)        (85,430)         (8,050)             --       (191,759)
                                                ------------    ------------    ------------    ------------   ------------
Cash flows from financing activities:
 Repayments on capital lease obligations ....        (11,798)         (9,105)             --              --        (20,903)
 Advances (to) from parent ..................       (154,896)        150,789           4,107              --             --
 Other ......................................        229,752              --              --              --        229,752
                                                ------------    ------------    ------------    ------------   ------------
Net cash provided by financing activities ...         63,058         141,684           4,107              --        208,849
                                                ------------    ------------    ------------    ------------   ------------
Net increase (decrease) in cash and
 cash equivalents ...........................        (12,312)            123            (866)             --        (13,055)
Cash and cash equivalents at beginning
 of year ....................................         22,487           6,753           1,140              --         30,380
                                                ------------    ------------    ------------    ------------   ------------
Cash and cash equivalents at end of year ....   $     10,175    $      6,876    $        274    $         --   $     17,325
                                                ============    ============    ============    ============   ============

                                                                    53 Weeks Ended December 30, 2000
                                                ---------------------------------------------------------------------------
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
                                                ============    ============    ============    ============   ============


                                                                    52 Weeks Ended December 25, 1999
                                                ---------------------------------------------------------------------------
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

Future minimum lease payment obligations for leased assets under capital leases as of year-end 2001 are set forth below:


(IN THOUSANDS)                                                LEASE
YEARS                                                      OBLIGATIONS
--------------                                            ------------
2002                                                      $     32,631
2003                                                            32,537
2004                                                            32,304
2005                                                            32,610
2006                                                            30,139
Later                                                          103,426
                                                          ------------

Total minimum lease payments                                   263,647
Less estimated executory costs                                 (33,502)
                                                          ------------

Net minimum lease payments                                     230,145
Less interest                                                  (48,740)
                                                          ------------

Present value of net minimum lease payments                    181,405
Less current obligations                                        (8,994)
                                                          ------------

Long-term obligations                                     $    172,411
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

The following table shows the future minimum rentals receivable under direct financing leases and future minimum lease payment obligations under capital leases in effect at year-end 2001:


(IN THOUSANDS)                                            LEASE RENTALS      LEASE
YEARS                                                      RECEIVABLE     OBLIGATIONS
--------------                                            ------------    ------------
2002                                                      $     27,630    $     29,214
2003                                                            20,825          28,256
2004                                                            17,704          27,438
2005                                                            15,185          26,913
2006                                                            13,762          24,998
Later                                                           41,885          83,356
                                                          ------------    ------------

Total minimum lease payments                                   136,991         220,175
Less estimated executory costs                                 (11,345)        (14,884)
                                                          ------------    ------------

Net minimum lease payments                                     125,646         205,291
Less interest                                                  (30,500)        (33,450)
                                                          ------------    ------------

Present value of net minimum lease payments                     95,146         171,841
Less current portion                                           (12,028)        (12,416)
                                                          ------------    ------------

Long-term portion                                         $     83,118    $    159,425
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

Information regarding restricted stock balances is as follows (in thousands):



                                                              2001          2000
                                                          -----------   -----------

Awarded restricted shares outstanding                             637           746
                                                          ===========   ===========

Unearned compensation - restricted stock                  $     2,893   $     1,232
                                                          ===========   ===========

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

Stock option transactions for the three years ended December 29, 2001 are as follows:



                                                   WEIGHTED AVERAGE
(SHARES IN THOUSANDS)                 SHARES        EXERCISE PRICE      PRICE RANGE
---------------------              ------------    ----------------   --------------
Outstanding, year-end 1998                2,410      $      19.35     $ 9.72 - 38.38
   Granted                                2,339              9.80     $ 7.53 - 12.25
   Canceled and forfeited                  (968)            16.53     $ 7.53 - 38.38
                                   ------------      ------------     --------------

Outstanding, year-end 1999                3,781      $      14.19     $ 7.53 - 38.38
   Granted                                1,586             12.79     $ 8.94 - 17.22
   Exercised                                (59)             9.69     $ 7.53 - 11.72
   Canceled and forfeited                  (897)            18.13     $ 7.53 - 37.06
                                   ------------      ------------     --------------

Outstanding, year-end 2000                4,411      $      12.94     $ 7.53 - 38.38
   Granted                                2,135             23.80     $11.22 - 35.98
   Exercised                               (695)            13.96     $ 7.53 - 24.94
   Canceled and forfeited                  (753)            15.11     $ 7.53 - 28.38
                                   ------------      ------------     --------------

Outstanding, year-end 2001                5,098             17.04     $ 7.53 - 38.38
                                   ============      ============     ==============

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans mentioned above.



                                                                                          OTHER
(IN THOUSANDS)                                             PENSION BENEFITS      POSTRETIREMENT BENEFITS
--------------                                          ----------------------   -----------------------
                                                          2001          2000        2001        2000
                                                        ---------    ---------   ---------    ----------
Change in benefit obligation:
Balance at beginning of year                            $ 405,404    $ 375,603    $ 13,093    $ 15,213
Service cost                                                9,021        9,940         114         124
Interest cost                                              30,400       28,924         877         964
Plan participants' contributions                               --           --         889         773
Actuarial gain/loss                                         6,075       20,118       1,516         604
Amendments                                                    224           --          --          --
Benefits paid                                             (29,830)     (29,181)     (4,577)     (4,585)
                                                        ---------    ---------    --------    --------

Balance at end of year                                  $ 421,294    $ 405,404    $ 11,912    $ 13,093
                                                        =========    =========    ========    ========

Change in plan assets:
Fair value at beginning of year                         $ 320,248    $ 331,862    $     --    $     --
Actual return on assets                                    (6,365)     (10,968)         --          --
Employer contribution                                      24,448       28,535       4,577       4,585
Benefits paid                                             (29,830)     (29,181)     (4,577)     (4,585)
                                                        ---------    ---------    --------    --------

Fair value at end of year                               $ 308,501    $ 320,248    $     --    $     --
                                                        =========    =========    ========    ========

Funded status                                           $(112,793)   $ (85,156)   $(11,912)   $(13,093)
Unrecognized actuarial loss                               139,984      109,585       7,104       5,937
Unrecognized prior service cost                               912          899          --          --
Unrecognized net transition asset                              60          (53)         --          --
                                                        ---------    ---------    --------    --------

Net amount recognized                                   $  28,163    $  25,275    $ (4,808)   $ (7,156)
                                                        =========    =========    ========    ========

Amounts recognized in the
  consolidated balance sheet:
Prepaid benefit cost                                    $   9,331    $   8,302    $     --    $     --
Accrued benefit liability                                 (81,039)     (52,181)     (4,808)     (7,156)
Intangible asset                                              812          773          --          --
Accumulated other
   comprehensive income                                    99,059       68,381          --          --
                                                        ---------    ---------    --------    --------

Net amount recognized                                   $  28,163    $  25,275    $ (4,808)   $ (7,156)
                                                        =========    =========    ========    ========

The following assumptions were used for the plans mentioned above.



                                                                   OTHER
                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                 ----------------------   -----------------------
                                   2001         2000         2001          2000
                                 ---------    ---------   ----------    ---------

Discount rate                         7.50%        7.50%        7.50%        7.50%

Expected return on plan assets        9.00%        9.00%          --           --

Rate of compensation increase         4.00%        4.50%          --           --

Net periodic pension and other postretirement benefit costs include the following components:


                                                                               OTHER
                                     PENSION BENEFITS                  POSTRETIREMENT BENEFITS
                            -----------------------------------    ---------------------------------
(IN THOUSANDS)                2001         2000         1999         2001        2000        1999
--------------              ---------    ---------    ---------    ---------   ---------   ---------
Service cost                $   9,021    $   9,940    $  14,163    $     113   $     124   $     177
Interest cost                  30,400       28,924       26,511          877         964       1,020
Expected return
   on plan assets             (28,259)     (29,527)     (29,257)          --          --          --
Amortization of
   actuarial loss              10,301        4,429       11,134          349         231         222
Amortization of
   prior service
   cost                           210          292          291           --          --          --
Amortization of
   net transition
   asset                         (113)        (268)        (268)          --          --          --
                            ---------    ---------    ---------    ---------   ---------   ---------

Net periodic
   benefit cost             $  21,560    $  13,790    $  22,574    $   1,339   $   1,319   $   1,419
                            =========    =========    =========    =========   =========   =========


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

SUPPLEMENTAL CASH FLOWS INFORMATION


(IN THOUSANDS)                                     2001          2000          1999
--------------                                   ---------     ---------     ---------
Acquisitions:
   Fair value of assets acquired                 $ 141,143     $  18,529     $  78,607
   Less:
   Liabilities assumed or created                   19,512        11,181            --
   Cash acquired                                       258            28           167
                                                 ---------     ---------     ---------

     Cash paid, net of cash acquired             $ 121,373     $   7,320     $  78,440
                                                 =========     =========     =========

Cash paid during the year for:
   Interest, net of amounts capitalized          $ 149,332     $ 175,246     $ 165,676
                                                 =========     =========     =========
   Income taxes, net of refunds                  $ (18,378)    $ (71,529)    $  14,863
                                                 =========     =========     =========
Property and equipment additions
   by capital leases                             $  14,721     $  47,010     $  45,220
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

Noteholder Class Action Suit. On May 25, 2001, we and the noteholder plaintiffs executed a settlement agreement and such settlement became final on September 5, 2001. The settlement agreement includes a full release of Fleming from liability to the plaintiffs in this case and Fleming and its insurer paid $2.5 million.

Don's United Super (and related cases). On September 6, 2001, the parties executed a settlement agreement in the Don's United Super, Coddington Enterprises, Inc., J&A Foods, Inc., R&D Foods, Inc., and Robandee United Super, Inc. cases. The settlement agreement includes a full release of Fleming from liability to the plaintiffs in these cases and we recorded a $21 million after-tax charge in the second quarter of 2001 to reflect the total estimated cost of the settlement and other related expenses. The plaintiffs in these cases were current and former customers of ours. The plaintiffs alleged product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations.

Storehouse Markets. On July 9, 2001, the parties executed a settlement agreement that was subsequently approved by the court on September 10, 2001. The settlement agreement resolved all claims between the parties in exchange for a total payment of $16 million by us and our insurer, which settlement we recorded in the second quarter of 2001. The plaintiffs in this case were current and former customers of ours. The plaintiffs alleged product overcharges, breach of contract, breach of fiduciary duty, misrepresentation, fraud and RICO violations.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Fleming Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fleming Companies, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


DELOITTE & TOUCHE LLP

Dallas, Texas
February 13, 2002

                         QUARTERLY FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



2001                                     FIRST        SECOND         THIRD        FOURTH         YEAR
----                                  -----------   -----------   -----------   -----------   ------------
Net sales                             $ 4,161,191   $ 3,457,279   $ 4,022,085   $ 3,987,189   $ 15,627,744
Costs and expenses (income):
     Cost of sales                      3,794,947     3,193,922     3,748,895     3,700,077     14,437,841
     Selling and administrative           315,285       211,092       209,928       224,285        960,590
     Interest expense                      57,502        34,435        35,370        38,227        165,534
     Interest income                       (9,272)       (5,788)       (5,494)       (5,032)       (25,586)
     Equity investment results                351          (279)          689           772          1,533
     Impair/restruct charge (credit)      (26,859)         (117)        1,415         1,966        (23,595)
     Litigation charge (credit)             2,028        46,600            --            --         48,628
                                      -----------   -----------   -----------   -----------   ------------
Total costs and expenses                4,133,982     3,479,865     3,990,803     3,960,295     15,564,945
                                      -----------   -----------   -----------   -----------   ------------
Income (loss) before taxes
   and extraordinary charge                27,209       (22,586)       31,282        26,894         62,799
Taxes on income (loss)                     11,743        (9,128)       12,207        21,200         36,022
                                      -----------   -----------   -----------   -----------   ------------
Income (loss) before taxes and
   extraordinary charge                    15,466       (13,458)       19,075         5,694         26,777
Extraordinary charge, net of tax           (3,469)           --            --            --         (3,469)
                                      -----------   -----------   -----------   -----------   ------------

Net income (loss)                     $    11,997   $   (13,458)  $    19,075   $     5,694   $     23,308
                                      ===========   ===========   ===========   ===========   ============

Basic net income (loss) per share:
   Before extraordinary charge        $      0.38   $     (0.31)  $      0.44   $      0.13   $       0.63
   Extraordinary charge, net of tax         (0.09)           --            --            --          (0.08)
                                      -----------   -----------   -----------   -----------   ------------
   Net income (loss)                  $      0.30   $     (0.31)  $      0.44   $      0.13   $       0.55
                                      ===========   ===========   ===========   ===========   ============

Diluted net income (loss) per share:
   Before extraordinary charge        $      0.37   $     (0.31)  $      0.40   $      0.12   $       0.60
   Extraordinary charge, net of tax         (0.08)           --            --            --          (0.08)
                                      -----------   -----------   -----------   -----------   ------------
   Net income (loss)                  $      0.29   $     (0.31)  $      0.40   $      0.12   $       0.52
                                      ===========   ===========   ===========   ===========   ============

Dividends paid per share              $      0.02   $      0.02   $      0.02   $      0.02   $       0.08
                                      ===========   ===========   ===========   ===========   ============
Weighted average shares outstanding:
     Basic                                 40,190        43,276        43,728        43,907         42,588
                                      ===========   ===========   ===========   ===========   ============
     Diluted                               42,245        43,276        51,032        50,733         44,924
                                      ===========   ===========   ===========   ===========   ============



2000                                    FIRST         SECOND         THIRD        FOURTH         YEAR
----                                  -----------   -----------   -----------   -----------   ------------
Net sales                             $ 4,331,498   $ 3,289,878   $ 3,197,655   $ 3,624,784   $ 14,443,815
Costs and expenses (income):
     Cost of sales                      3,914,824     2,998,624     2,894,341     3,289,126     13,096,915
     Selling and administrative           372,307       261,374       260,019       293,219      1,186,919
     Interest expense                      53,101        38,447        40,111        42,910        174,569
     Interest income                       (9,505)       (9,340)       (6,322)       (7,495)       (32,662)
     Equity investment results              1,891         1,694         2,097         2,352          8,034
     Impair/restruct charge (credit)       42,145        21,013        83,356        66,331        212,845
     Litigation charge (credit)                --            --        (1,916)           --         (1,916)
                                      -----------   -----------   -----------   -----------   ------------
Total costs and expenses                4,374,763     3,311,812     3,271,686     3,686,443     14,644,704
                                      -----------   -----------   -----------   -----------   ------------
Loss before taxes                         (43,265)      (21,934)      (74,031)      (61,659)      (200,889)
Taxes on loss                             (17,392)       (8,585)      (28,472)      (24,298)       (78,747)
                                      -----------   -----------   -----------   -----------   ------------

Net loss                              $   (25,873)  $   (13,349)  $   (45,559)  $   (37,361)  $   (122,142)
                                      ===========   ===========   ===========   ===========   ============

Basic and diluted net
   loss per share                     $     (0.67)  $     (0.35)  $     (1.17)  $     (0.96)  $      (3.15)
                                      ===========   ===========   ===========   ===========   ============
Dividends paid per share              $      0.02   $      0.02   $      0.02   $      0.02   $       0.08
                                      ===========   ===========   ===========   ===========   ============
Weighted average shares outstanding:
     Basic                                 38,515        38,576        38,902        38,934         38,716
                                      ===========   ===========   ===========   ===========   ============
     Diluted                               38,515        38,576        38,902        38,934         38,716
                                      ===========   ===========   ===========   ===========   ============

Each quarter of 2001 included charges related to our strategic plan: quarter 1 - $1 million of income pre-tax, $.01 per share; quarter 2 - $14 million pre-tax, $8 million after-tax, $.17 per share; quarter 3 - $6 million pre-tax, $4 million after-tax, $.07 per share; quarter 4 - $5 million pre-tax, $14 million after-tax, $.27 per share; full year - $24 million pre-tax, $25 million after-tax (due to the impact of goodwill permanent differences from the sale of certain retail stores), $.55 per share. The first quarter also included unusual items ($2 million in charges from litigation settlements and net additional interest expense of approximately $2 million due to the early retirement of debt) netting to $3 million ($2 million after-tax or $.05 per share). The second quarter included an unusual item charge for litigation settlements of $47 million ($28 million after-tax or $.65 per share). The fourth quarter included an unusual item charge related to the Kmart reorganization of $20 million ($12 million after-tax or $.23 per share) consisting of $17 million of credit losses and $3 million of inventory writedowns for Kmart product that is expected to be liquidated. The full year impact of the strategic plan charge and unusual items is $94 million pre-tax, $67 million after-tax or $1.49 per share (includes a $.01 per share impact due to converting from basic to diluted weighted average shares).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of October, 2002.

                                            FLEMING COMPANIES, INC.


                                                 /s/ NEAL J. RIDER

                                            By:  Neal J. Rider
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Mark S. Hansen, Chairman and Chief Executive Officer of Fleming Companies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Fleming Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 10, 2002
                                            /s/ MARK S. HANSEN
                                            ------------------------------------
                                            Mark S. Hansen
                                            Chairman and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Neal J. Rider, Executive Vice President and Chief Financial Officer of Fleming Companies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Fleming Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 10, 2002
                                                /s/ NEAL J. RIDER
                                                --------------------------------
                                                Neal J. Rider
                                                Executive Vice President and
                                                Chief Financial Officer

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
                                            ============     ============     ============

                                INDEX TO EXHIBITS


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
        3.1          Certificate of Incorporation                                    Exhibit 3.1 to Form 10-Q for quarter
                                                                                     ended April 17, 1999

        3.2          By-Laws                                                         Exhibit 3.2 to Form 10-Q for quarter
                                                                                     ended April 17, 1999

        4.0          Credit Agreement, dated as of July 25, 1997, among Fleming      Exhibit 4.16 to Form 10-Q for quarter
                     Companies, Inc., the Lenders party thereto, BancAmerica         ended July 12, 1997
                     Securities, Inc., as syndication agent, Societe Generale, as documentation agent, and The Chase Manhattan Bank, as
                     administrative agent

        4.1          First Amendment, dated as of October 5, 1998, to Credit         Exhibit 4.8 to Form 10-Q for quarter
                     Agreement dated July 25, 1997                                   ended October 3, 1998

        4.2          Second Amendment, dated as of December                          Exhibit 4.9 to Form 10-Q for quarter
                     21, 1999, to the Credit Agreement dated                         ended April 15, 2000
                     July 25, 1997

        4.3          Third Amendment dated as of February 26, 2001 to the Credit     Exhibit 4.9 to Amendment No. 1 to
                     Agreement dated July 25, 1997                                   Registration Statement No. 333-60176

        4.4          Fourth Amendment, dated as of September 7, 2001, to the         Exhibit 4.16 to Form 10-Q for quarter
                     Credit Agreement dated July 25, 1997                            ended October 6, 2001

        4.5          Security Agreement dated as of July 25, 1997, between Fleming   Exhibit 4.17 to Form 10-Q for quarter
                     Companies, Inc., the company subsidiaries party thereto and     ended July 12, 1997
                     The Chase Manhattan Bank, as collateral agent

        4.6          Pledge Agreement, dated as of July 25, 1997, among Fleming      Exhibit 4.18 to Form 10-Q for quarter
                     Companies, Inc., the company subsidiaries party thereto and     ended July 12, 1997
                     The Chase Manhattan Bank, as collateral agent

        4.7          Guarantee Agreement dated as of July 25, 1997, among the        Exhibit 4.19 to Form 10-Q for quarter
                     company subsidiaries party thereto and The Chase Manhattan      ended July 12, 1997
                     Bank, as collateral agent

        4.8          Indenture, dated as of July 25, 1997, among Fleming             Exhibit 4.20 to Form 10-Q for quarter
                     Companies, Inc., the Subsidiary Guarantors named therein and    ended July 12, 1997
                     Manufacturers and Traders Trust Company, as Trustee,
                     regarding 10-5/8% Senior Subordinated Notes due 2007


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
        4.9          Indenture, dated as of July 25, 1997, among Fleming             Exhibit 4.21 to Form 10-Q for quarter
                     Companies, Inc., the Subsidiary Guarantors named therein and    ended July 12, 1997
                     Manufacturers and Traders Trust Company regarding 10-1/2%
                     Senior Subordinated Notes due 2004

        4.10         Supplement, dated as of September 20, 2001, to the              Exhibit 4.18 to Form 10-Q for quarter
                     Indenture dated as of July 25, 1997, among Fleming, the         ended October 6, 2001
                     Subsidiary  Guarantors named therein and Manufacturers and
                     Traders Trust Company, as Trustee, regarding 10 5/8% Senior
                     Subordinated Notes due 2007

        4.11         Supplement, dated as of September 20, 2001, to the              Exhibit 4.19 to Form 10-Q for quarter
                     Indenture dated as of July 25, 1997, among Fleming, the         ended October 6, 2001
                     Subsidiary Guarantors named therein and Manufacturers and
                     Traders Trust Company, as Trustee, regarding 10 1/2% Senior
                     Subordinated Notes due 2004

        4.12         Agreement to furnish copies of other long-term debt             **
                     instruments

        4.13         Stock and Warrant Purchase Agreement by and between the         Exhibit 4.1. to Registration Statement
                     Registrant and U.S. Transportation, LLC dated February 6, 2001  No. 333-60176

        4.14         Amendment No. 1 dated as of October 17, 2001 to Stock and       Exhibit 4.17 to Form 10-Q for quarter
                     Warrant Purchase Agreement by and between Fleming and U.S.      ended October 6, 2001
                     Transportation, LLC dated February 6, 2001

        4.15         Registration Rights Agreement by and between Fleming and U.S.   Exhibit 4.2 to Registration Statement
                     Transportation, LLC dated March 22, 2001                        No. 333-60176

        4.16         Indenture, dated as of March 15, 2001, among Fleming            Exhibit 4.9 to Registration Statement
                     Companies, Inc., the Subsidiary Guarantors named therein and    No. 333-60184
                     Bankers Trust Company, as Trustee, regarding the 10 1/8%
                     Senior Notes due 2008

        4.17         Indenture, dated as of March 15, 2001, among Fleming            Exhibit 4.3 to Registration Statement
                     Companies, Inc., the Subsidiary Guarantors named therein and    No. 333-60178
                     Bank One, N.A., as Trustee, regarding the 5.25% Convertible
                     Senior Subordinated Notes due 2009


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
        4.18         Registration Rights Agreement, dated as of March 15, 2001,      Exhibit 4.4 to Registration Statement
                     among Fleming Companies, Inc., the Subsidiary Guarantors        No. 333-60178
                     named therein, Deutsche Bank Alex. Brown Inc., Bear, Sterns and Co. Inc, Lehman Brothers Inc., JPMorgan Securities Inc.
                     and UBS Warburg LLC

        4.19         Indenture, dated as of October 15, 2001, among Fleming, the     Exhibit 4.20 to Form 10-Q for quarter
                     Subsidiary Guarantors named therein and Manufacturers and       ended October 6, 2001
                     Traders Trust Company, as Trustee, regarding the 10 5/8%
                     Series C Senior Subordinated Notes due 2007

       10.1*         Fleming Companies, Inc. Associate Stock Purchase Plan           Exhibit 10.28 to Form 10-K for year
                                                                                     ended December 27, 1997

       10.2*         Amendment to the Associate Stock                                Exhibit 10.73 to Form 10-Q for
                     Purchase Plan                                                   quarter ended July 8, 2000

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

       10.4*         1990 Stock Option Plan                                          Exhibit 28.2 to Registration Statement
                                                                                     No. 33-36586

       10.5*         Amendment No. One to 1990 Stock Option Plan                     Exhibit 10.44 to Form 10-K for year
                                                                                     ended December 26, 1998

       10.6*         Form of Option Agreement for 1990 Stock Option Plan             Exhibit 10.2 to Form 10-K for year
                                                                                     ended December 25, 1999

       10.7*         Form of Restricted Stock Award Agreement for 1990 Stock         Exhibit 10.5 to Form 10-K for year
                     Option Plan                                                     ended December 27, 1997

       10.8*         1990 Stock Incentive Plan (as amended)                          Exhibit 10.45 to Form 10-K for year
                                                                                     ended December 26, 1998

       10.9*         Amendment to 1990 Stock Incentive Plan                          Exhibit 10.49 to Form 10-Q for quarter
                                                                                     ended April 17, 1999

       10.10*        Phase III of the 1990 Stock Incentive Plan                      Exhibit 10.8 to Form 10-K for year
                                                                                     ended December 25, 1999

       10.11*        Corporate Officer Incentive Plan                                Exhibit 10.40 to Form 10-K for year
                                                                                     ended December 26, 1998


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
       10.12*        Executive Deferred Compensation Plan (November 1997)            Exhibit 10.25 to Form 10-K for year
                                                                                     ended December 27, 1997

       10.13*        Amendment No. 1 to the Executive Deferred Compensation Plan     Exhibit 10.79 to Form 10-Q for quarter
                                                                                     ended April 21, 2001

       10.14*        Form of Agreement for Executive Deferred Compensation Plan      Exhibit 10.27 to Form 10-K for year
                     (November 1997)                                                 ended December 27, 1997

       10.15*        Form of Amended and Restated Agreement for the Executive        Exhibit 10.31 to Form 10-Q for quarter
                     Deferred Compensation Plan                                      ended October 3, 1998

       10.16*        Executive Deferred Compensation Trust (November 1997)           Exhibit 10.26 to Form 10-K for year
                                                                                     ended December 17, 1997

       10.17*        Executive Past Service Benefit Plan (November 1997)             Exhibit 10.23 to Form 10-K for year
                                                                                     ended December 27, 1997

       10.18*        Form of Agreement for Executive Past Service Benefit Plan       Exhibit 10.24 to Form 10-K for year
                     (November 1997)                                                 ended December 27, 1997

       10.19*        Form of Amended and Restated Agreement for the Executive Past   Exhibit 10.30 to Form 10-Q for quarter
                     Service Benefit Plan                                            ended October 3, 1998

       10.20*        Fleming Companies, Inc. 1996 Stock Incentive Plan               Exhibit A to Proxy Statement for year
                                                                                     ended December 30, 1995

       10.21*        Amendment No. 1 to the 1996 Stock Incentive Plan                Exhibit 10.9 to Form 10-K for year
                                                                                     ended December 28, 1996

       10.22*        Form of Restricted Stock Award Agreement for 1996 Stock         Exhibit 10.12 to Form 10-K for year
                     Incentive Plan (1997)                                           ended December 27, 1997

       10.23*        Form of Restricted Stock Award Agreement for 1996 Stock         Exhibit 10.81 to Form 10-Q for quarter
                     Incentive Plan                                                  ended July 14, 2001

       10.24*        Form of First Amendment to Restricted Stock Award Agreement     Exhibit 10.39 to Form 10-Q for quarter
                     for the 1996 Stock Incentive Plan                               ended October 3, 1998

       10.25*        Form of Amended and Restated Restricted Stock Award             Exhibit 10.33 to Form 10-Q for quarter
                     Agreement for the 1996 Stock Incentive Plan                     ended October 3, 1998

       10.26*        Form of Amended and Restated Non-Qualified Stock Option         Exhibit 10.34 to Form 10-Q for quarter
                     Agreement under the 1996 Stock Incentive Plan                   ended October 3, 1998


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
       10.27*        Supplemental Income Trust                                       Exhibit 10.10 to Form 10-K for year
                                                                                     ended December 25, 1999

       10.28*        First Amendment to the Supplemental Income Trust                Exhibit 10.19 to Form 10-K for year
                                                                                     ended December 28, 1996

       10.29*        Amended and Restated Supplemental Retirement Income Agreement   Exhibit 10.23 to Form 10-K for year
                     for Robert E. Stauth                                            ended December 28, 1996

       10.30         Settlement Agreement between Fleming Companies, Inc. and        Exhibit 10.25 to Form 10-Q for quarter
                     Furr's Supermarkets, Inc. dated October 23, 1997                ended October 4, 1997

       10.31*        Form of Amendment to Employment Agreement between               Exhibit 10.43 to Form 10-K for year
                     Registrant and certain executives dated as of March 2, 1999     ended December 26, 1998

       10.32*        Form of Amendment to Certain Employment Agreements              Exhibit 10.38 to Form 10-Q for quarter
                                                                                     ended October 3, 1998

       10.33*        Form of Change of Control Employment Agreement between          Exhibit 10.12 to Form 10-K for year
                     Registrant and certain of the employees                         ended December 25, 1999

       10.34*        Form of Amended and Restated Severance Agreement between        Exhibit 10.5 to Form 10-K for year
                     Fleming and certain of its officers                             ended December 25, 1999

       10.35*        Fleming Companies, Inc. Amended and Restated Directors'         Exhibit 10.46 to Form 10-K for year
                     Compensation and Stock Equivalent Unit Plan                     ended December 26, 1998

       10.36*        1999 Stock Incentive Plan                                       Exhibit 10.38 to Form 10-K for year
                                                                                     ended December 26, 1998

       10.37*        Second Amendment to the 1999 Stock Incentive Plan               Exhibit 10.78 to Form 10-Q for quarter
                                                                                     ended April 21, 2001

       10.38*        Form of Non-Qualified Stock Incentive Agreement for 1999        Exhibit 10.39 to Form 10-K for year
                     Stock Incentive Plan                                            ended December 26, 1998

       10.39*        Form of Non-qualified Stock Incentive Agreement for 1999        Exhibit 10.57 to Form 10-K for year
                     Stock Incentive Plan - Corporate                                ended December 25, 1999

       10.40*        Form of Non-qualified Stock Incentive Agreement for 1999        Exhibit 10.58 to Form 10-K for year
                     Stock Incentive Plan - Distribution                             ended December 25, 1999


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
       10.41*        Form of Non-qualified Stock Incentive Agreement for 1999        Exhibit 10.59 to Form 10-K for year
                     Stock Incentive Plan - Retail                                   ended December 25, 1999

       10.42*        Form of Loan Agreement Pursuant to Executive Stock Ownership    Exhibit 10.59 to Form 10-Q for quarter
                     Program                                                         ended July 10, 1999

       10.43*        Letter Agreement for William H. Marquard dated as of May 26,    Exhibit 10.52 to Form 10-Q for quarter
                     1999                                                            ended April 17, 1999

       10.44*        Employment Agreement for William H. Marquard dated as of June   Exhibit 10.54 to Form 10-Q for quarter
                     1, 1999                                                         ended July 10, 1999

       10.45*        Restricted Stock Agreement for William H. Marquard dated as     Exhibit 10.55 to Form 10-Q for quarter
                     of June 1, 1999                                                 ended July 10, 1999

       10.46*        Restricted Stock Award Agreement for William H. Marquard        Exhibit 10.55 to Form 10-K for year
                     dated as of December 21, 1999                                   ended December 25, 1999

       10.47*        Employment Agreement for Dennis C. Lucas dated as of July 28,   Exhibit 10.56 to Form 10-Q for quarter
                     1999                                                            ended July 10, 1999

       10.48*        Restricted Stock Agreement for Dennis C. Lucas dated as of      Exhibit 10.57 to Form 10-Q for quarter
                     July 28, 1999                                                   ended July 10, 1999

       10.49*        Restricted Stock Agreement for E. Stephen Davis dated as of     Exhibit 10.58 to Form 10-Q for quarter
                     July 20, 1999                                                   ended July 10, 1999

       10.50*        Amendment to Restricted Stock Award Agreement for E. Stephen    Exhibit 10.69 to Form 10-Q for
                     Davis dated as of February 29, 2000                             quarter ended April 15, 2000

       10.51*        Amended and Restated Employment Agreement for Scott M.          Exhibit 10.60 to Form 10-K for year
                     Northcutt effective as of January 26, 1999                      ended December 25, 1999

       10.52*        Employment Agreement for Neal J. Rider dated as of              Exhibit 10.62 to Form 10-Q for
                     January 18, 2000                                                quarter ended April 15, 2000

       10.53*        Restricted Stock Award Agreement for Neal J. Rider dated as     Exhibit 10.64 to Form 10-Q for
                     of January 18, 2000                                             quarter ended April 15, 2000

       10.54*        Employment Agreement for Mark Hansen dated as of November 30,   Exhibit 10.41 to Form 10-K for year
                     1998                                                            ended December 26, 1998

       10.55*        Restricted Stock Agreement under 1990 Stock Incentive Plan      Exhibit 10.42 to Form 10-K for year
                     for Mark Hansen dated as of November 30, 1998                   ended December 26, 1998


EXHIBIT                                                                              PAGE NUMBER OR
NUMBER               DESCRIPTION                                                     INCORPORATION BY REFERENCE TO
------               -----------                                                     -----------------------------
       10.56*        Restricted Stock Award Agreement for Mark S. Hansen dated       Exhibit 10.65 to Form 10-Q for
                     as of February 29, 2000                                         quarter ended April 15, 2000

       10.57*        Restricted Stock Award Agreement for David R. Almond dated      Exhibit 10.66 to Form 10-Q for
                     dated as of February 29, 2000                                   quarter ended April 15, 2000

       10.58*        Amendment to the Amended and Restated Restricted Award          Exhibit 10.67 to Form 10-Q for
                     Agreement for David R. Almond dated as of February 29, 2000     quarter ended April 15, 2000

       10.59*        Amendment to Nonqualified Stock Option  Agreement for David     Exhibit 10.68 to Form 10-Q for
                     R. Almond dated as of February 29, 2000                         quarter ended April 15, 2000

       10.60*        2000 Stock Incentive Plan for Fleming Companies, Inc.           Exhibit 10.70 to Form 10-Q for
                                                                                     quarter ended April 15, 2000

       10.61*        Form of Indemnification Agreement for Directors                 Exhibit 10.74 to Form 10-Q for
                                                                                     quarter ended September 30, 2000

       10.62*        Form of Indemnification Agreement for Executive Officers        Exhibit 10.75 to Form 10-Q for
                                                                                     quarter ended September 30, 2000

       10.63*        Fleming Companies, Inc. Key Executive Retention Plan            Exhibit A to Registrant's Proxy
                                                                                     Statement dated April 3, 2001

       10.64*        Fleming Companies, Inc. 2001 Corporate Officer Long-Term        Exhibit 10.76 to Form 10-Q for quarter
                     Incentive Plan                                                  ended April 21, 2001

       10.65*        Agreement dated as of February 2, 2001 by Fleming Companies,    Exhibit 10.80 to Form 10-Q for quarter
                     Inc. and Kmart Corporation                                      ended April 21, 2001

       12            Statement setting forth the Computation of Ratio of Earnings    **
                     to Fixed Charges

       21            Subsidiaries of Fleming                                         **

       23            Consent of Deloitte & Touche LLP                                **

       24            Power of Attorney                                               **

*        Management contract, compensatory plan or arrangement.

**       Included in copies filed with the SEC. Available upon request.