Form 10-Q/A
period 2002-04-20
FLEMING COMPANIES INC /OK/
filed 2002-10-16
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



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

                                EXPLANATORY NOTE

Following the review of the Registration Statement on Form S-4 (File No. 333-92262) of Fleming Companies, Inc. (the "Company") by the Staff of the Securities and Exchange Commission, this Amendment (the "Amendment") to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 20, 2002 (the "Form 10-Q") is being filed solely to make certain textual changes to the Company's presentation of EBITDAL under Item 2 of Part I ("Management's Discussion and Analysis of Financial Condition and Results of Operations") on pages 19 and 20 of the Form 10-Q. The Amendment contains no other changes to the Form 10-Q.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION:

    Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


    SIGNATURE


                          PART I. FINANCIAL INFORMATION

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

We recorded net income for the first quarter of 2002 of $25 million and EBITDAL of $137 million. Excluding $27 million generated in the first quarter of 2001 by our divested conventional retail stores, EBITDAL increased 24.5% to $137 million from $110 million. EBITDAL is earnings before extraordinary items, interest expense, income taxes, depreciation and amortization, equity investment results and LIFO provision. We present EBITDAL to help us describe our ability to generate cash flows that can be used to service our debt; however, conditions may require conservation of funds for other uses. EBITDAL is a non-GAAP liquidity measure commonly used in our industry and should not be considered as an alternative measure of our net income or cash flows from operations as computed in accordance with GAAP. Amounts presented may not be comparable to similar measures disclosed by other companies.

The following table sets forth the calculation of EBITDAL (in millions):

                                                     APRIL 20,           APRIL 21,
                                                       2002                2001
                                                   ------------        ------------
Income before
    extraordinary charge                           $         25        $         15
Add back:
    Taxes on income                                          17                  12
    Depreciation/amortization                                46                  51
    Interest expense                                         50                  58
    LIFO adjustments                                         (1)                  1
                                                   ------------        ------------
       EBITDAL                                     $        137        $        137(1)
                                                   ============        ============


(1) Includes $27 million generated in the first quarter of 2001 by our divested conventional retail stores.

In our opinion, EBITDAL is the best starting point when evaluating our ability to service debt.

RESULTS OF OPERATIONS

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:



                                                     APRIL 20,            APRIL 21,
FOR THE 16 WEEKS ENDED                                 2002                 2001
                                                   ------------         ------------

Net sales                                                100.00%              100.00%

Gross margin                                               7.25                 8.85
Less:
Selling and administrative                                 5.44                 7.67
Interest expense                                           1.08                 1.39
Interest income and other                                 (0.15)               (0.22)
Impairment/restructuring credit                              --                (0.65)
                                                   ------------         ------------

Total expenses                                             6.37                 8.19
                                                   ------------         ------------

Income before taxes and extraordinary charge               0.88                 0.66
Taxes on income                                            0.35                 0.29
                                                   ------------         ------------

Income before extraordinary charge                         0.53                 0.37

Extraordinary charge from early retirement
  of debt, net of taxes                                      --                (0.08)
                                                   ------------         ------------

Net income                                                 0.53%                0.29%
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




(IN THOUSANDS)                                                 ADJUSTMENTS
--------------                                        ------------------------------
                                                        STRATEGIC         UNUSUAL
        QUARTER 1, 2001                 GAAP              PLAN            ITEMS (1)        ADJUSTED
-------------------------------     ------------      ------------      ------------      ------------
Net sales                           $  4,137,359      $      1,661      $         --      $  4,139,020

Costs and expenses:
Cost of sales                          3,771,115           (17,856)               --         3,753,259
Selling and administrative               317,313            (6,028)           (2,028)          309,257
Interest expense                          57,502                --            (2,833)           54,669
Interest income and other                 (8,921)               --             1,102            (7,819)
Impairment/restructuring credit          (26,859)           26,859                --                --
                                    ------------      ------------      ------------      ------------

Total costs and expenses               4,110,150             2,975            (3,759)        4,109,366
                                    ------------      ------------      ------------      ------------

Income before taxes                 $     27,209      $     (1,314)     $      3,759      $     29,654
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



                            FLEMING COMPANIES, INC.




 October 11, 2002           /s/ MARK D. SHAPIRO
                            --------------------------------------------------
                            Mark D. Shapiro
                            Senior Vice President
                            Finance and Operations Control
                            (Duly Authorized Officer of Registrant
                            and Chief Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Mark S. Hansen, Chairman and Chief Executive Officer of Fleming Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fleming Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 10, 2002

                                            /s/ MARK S. HANSEN
                                            ------------------------------------
                                            Mark S. Hansen
                                            Chairman and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Neal J. Rider, Executive Vice President and Chief Financial Officer of Fleming Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fleming Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 10, 2002

                                            /s/ NEAL J. RIDER
                                            ------------------------------------
                                            Neal J. Rider
                                            Executive Vice President and
                                            Chief Financial Officer