Form 10-Q/A
period 2002-07-13
FLEMING COMPANIES INC /OK/
filed 2002-10-16
CIK 352949

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

                                EXPLANATORY NOTE

Following the review of the Registration Statement on Form S-4 (File No. 333-92262) of Fleming Companies, Inc. (the "Company") by the Staff of the Securities and Exchange Commission, this Amendment (the "Amendment") to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 13, 2002 (the "Form 10-Q") is being filed solely to make certain textual changes to the Company's presentation of EBITDAL under Item 2 of Part I ("Management's Discussion and Analysis of Financial Condition and Results of Operations") on pages 25 and 26 of the Form 10-Q. The Amendment contains no other changes to the Form 10-Q.


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

We recorded net income for the 12 and 28 weeks ended July 13, 2002 of $2 million and $27 million, respectively. EBITDAL for the 12 and 28 weeks ended July 13, 2002 was $94 million and $231 million, respectively.

The following table sets forth the calculation of EBITDAL (in millions):

                                        12 WEEKS ENDED                    28 WEEKS ENDED
                                  JULY 13,          JULY 14,        JULY 13,           JULY 14,
                                    2002              2001            2002               2001
                                ------------      ------------    ------------       ------------
Income before
    extraordinary charge        $         10      $        (13)   $         35       $          2
Add back:
    Taxes on income                        5                (9)             22                  3
    Depreciation/amortization             36                37              82                 87
    Interest expense                      43                34              93                 92
    LIFO adjustments                      --                (2)             (1)                (1)
                                ------------      ------------    ------------       ------------
       EBITDAL                  $         94(a)   $         47    $        231(a)    $        183(b)
                                ============      ============    ============       ============

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

RESULTS OF OPERATIONS

Set forth in the following table is information regarding our net sales and certain components of earnings expressed as a percent of sales which are referred to in the accompanying discussion:


                                              JULY 13,       JULY 14,
FOR THE 12 WEEKS ENDED                          2002           2001
                                             ----------     ----------
Net sales                                        100.00%        100.00%

Gross margin                                       7.12           7.64
Less:
Selling and administrative                         5.14           6.13
Interest expense                                   1.09           1.00
Interest income and other                         (0.20)         (0.18)
Impairment/restructuring credit                    0.70             --
Litigation charges                                   --           1.35
                                             ----------     ----------

Total expenses                                     6.73           8.30
                                             ----------     ----------

Income (loss) before taxes                         0.39          (0.66)
Taxes on income (loss)                             0.13          (0.27)
                                             ----------     ----------

Income (loss) before extraordinary charge          0.26          (0.39)

Extraordinary charge from early retirement
  of debt, net of taxes                           (0.20)            --
                                             ----------     ----------

Net income (loss)                                  0.06%         (0.39)%

                                              JULY 13,       JULY 14,
FOR THE 28 WEEKS ENDED                          2002           2001
                                             ----------     ----------
Net sales                                        100.00%        100.00%

Gross margin                                       7.19           8.30
Less:
Selling and administrative                         5.31           6.94
Interest expense                                   1.08           1.21
Interest income and other                         (0.17)         (0.20)
Impairment/restructuring credit                    0.32          (0.35)
Litigation charges                                   --           0.64
                                             ----------     ----------

Total expenses                                     6.54           8.24
                                             ----------     ----------

Income before taxes                                0.65           0.06
Taxes on income                                    0.25           0.03
                                             ----------     ----------

Income before extraordinary charge                 0.40           0.03

Extraordinary charge from early retirement
  of debt, net of taxes                           (0.09)         (0.05)
                                             ----------     ----------

Net income (loss)                                  0.31%         (0.02)%

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

(IN THOUSANDS)                                             ADJUSTMENTS
--------------                                    ----------------------------
                                                   STRATEGIC        UNUSUAL
12 WEEKS ENDED JULY 14, 2001          GAAP            PLAN          ITEMS(1)        ADJUSTED
----------------------------      ------------    ------------    ------------    ------------
Net sales                         $  3,445,731    $     (2,988)   $         --    $  3,442,743

Costs and expenses:
Cost of sales                        3,182,374         (11,806)             --       3,170,568
Selling and administrative             211,092          (5,038)             --         206,054
Interest expense                        34,435              --              --          34,435
Interest income and other               (6,067)             --              --          (6,067)
Impairment/restructuring credit           (117)            117              --              --
Litigation charges                      46,600              --         (46,600)             --
                                  ------------    ------------    ------------    ------------

Total costs and expenses             3,468,317         (16,727)        (46,600)      3,404,990
                                  ------------    ------------    ------------    ------------

Income before taxes               $    (22,586)   $     13,739    $     46,600    $     37,753
                                  ============    ============    ============    ============

(IN THOUSANDS)                                             ADJUSTMENTS
--------------                                    ----------------------------
                                                   STRATEGIC        UNUSUAL
28 WEEKS ENDED JULY 14, 2001          GAAP            PLAN          ITEMS(2)        ADJUSTED
----------------------------      ------------    ------------    ------------    ------------
Net sales                         $  7,583,090    $     (1,327)   $         --    $  7,581,763

Costs and expenses:
Cost of sales                        6,953,489         (29,662)             --       6,923,827
Selling and administrative             526,377         (11,066)             --         515,311
Interest expense                        91,937              --          (2,833)         89,104
Interest income and other              (14,988)             --           1,102         (13,886)
Impairment/restructuring credit        (26,976)         26,976              --              --
Litigation charges                      48,628              --         (48,628)             --
                                  ------------    ------------    ------------    ------------

Total costs and expenses             7,578,467         (13,752)        (50,359)      7,514,356
                                  ------------    ------------    ------------    ------------

Income before taxes               $      4,623    $     12,425    $     50,359    $     67,407
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



                                       FLEMING COMPANIES, INC.


October 11, 2002                       /s/ MARK D. SHAPIRO
                                       -----------------------------------------
                                       Mark D. Shapiro
                                       Senior Vice President
                                       Finance and Operations Control
                                       (Duly Authorized Officer of Registrant
                                       and Principal Accounting Officer)

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

Date: October 10, 2002
                                       /s/ MARK S. HANSEN
                                       -----------------------------------------
                                       Mark S. Hansen
                                       Chairman and Chief Executive Officer

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

Date: October 10, 2002
                                       /s/ NEAL J. RIDER
                                       -----------------------------------------
                                       Neal J. Rider
                                       Executive Vice President and Chief
                                       Financial Officer