Form 10-Q
period 2002-10-05
FLEMING COMPANIES INC /OK/
filed 2002-11-06
CIK 352949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 2002

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


On October 31, 2002, 54,501,000 shares of the registrant's common stock, par value $2.50 per share, were outstanding.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

  Item 1.        Financial Statements

                      Condensed Consolidated Statements of Operations - 12 Weeks
                        Ended October 5, 2002, and October 6, 2001

                      Condensed Consolidated Statements of Operations - 40 Weeks
                        Ended October 5, 2002, and October 6, 2001

                      Condensed Consolidated Balance Sheets -
                        October 5, 2002, and December 29, 2001

                      Condensed Consolidated Statements of Cash Flows -
                        40 Weeks Ended October 5, 2002, and October 6, 2001

                      Notes to Condensed Consolidated Financial Statements

                      Independent Accountants' Review Report

  Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

  Item 3.        Quantitative and Qualitative Disclosures
                      About Market Risk

  Item 4.        Controls and Procedures

PART II. OTHER INFORMATION:

  Item 1.        Legal Proceedings

  Item 6.        Exhibits and Reports on Form 8-K

  SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 12 WEEKS ENDED OCTOBER 5, 2002 AND OCTOBER 6, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                       2002              2001
                                                   ------------      ------------
Net sales                                          $  3,972,649      $  3,531,640
Costs and expenses:
    Cost of sales                                     3,832,189         3,375,247
    Selling and administrative                          114,042           107,614
    Interest expense                                     34,267            27,110
    Interest income and other                            (5,451)           (4,795)
    Impairment/restructuring credit                          --              (609)
                                                   ------------      ------------
        Total costs and expenses                      3,975,047         3,504,567
                                                   ------------      ------------

    Income (loss) before income taxes                    (2,398)           27,073
    Taxes on income (loss)                                 (928)           10,565
                                                   ------------      ------------
    Income (loss) from continuing operations             (1,470)           16,508
                                                   ------------      ------------
Discontinued operations:
    Income (loss) before income taxes                   (31,624)            4,209
    Taxes on income (loss)                              (12,238)            1,642
                                                   ------------      ------------
    Income (loss) from discontinued operations          (19,386)            2,567
                                                   ------------      ------------

Net income (loss)                                  $    (20,856)     $     19,075
                                                   ============      ============

Basic income (loss) per share:
    Continuing operations (net of taxes)           $      (0.03)     $       0.38
    Discontinued operations (net of taxes)                (0.36)             0.06
                                                   ------------      ------------
    Net income (loss)                              $      (0.39)     $       0.44
                                                   ------------      ------------

Diluted income (loss) per share:
    Continuing operations (net of taxes)           $      (0.03)     $       0.35
    Discontinued operations (net of taxes)                (0.36)             0.05
                                                   ------------      ------------
    Net income (loss)                              $      (0.39)     $       0.40
                                                   ------------      ------------

Dividends paid per share                           $       0.02      $       0.02

Weighted average shares outstanding:
    Basic                                                53,950            43,728
    Diluted                                              53,950            51,032
                                                   ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE 40 WEEKS ENDED OCTOBER 5, 2002 AND OCTOBER 6, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                       2002              2001
                                                   ------------      ------------
Net sales                                          $ 11,425,643      $  9,767,863
Costs and expenses:
    Cost of sales                                    10,939,960         9,301,171
    Selling and administrative                          312,270           329,937
    Interest expense                                    110,501            96,893
    Interest income and other                           (20,254)          (19,768)
    Impairment/restructuring charges                     27,361            10,411
    Litigation charges                                       --            48,628
                                                   ------------      ------------
        Total costs and expenses                     11,369,838         9,767,272
                                                   ------------      ------------

    Income before income taxes                           55,805               591
    Taxes on income                                      21,456               236
                                                   ------------      ------------
    Income from continuing operations                    34,349               355
                                                   ------------      ------------
Discontinued operations:
    Income (loss) before income taxes                   (33,207)           35,314
    Taxes on income (loss)                              (12,701)           14,586
                                                   ------------      ------------
    Income (loss) from discontinued operations          (20,506)           20,728
                                                   ------------      ------------
Income before extraordinary charge                       13,843            21,083

Extraordinary charge from early retirement
    of debt, net of taxes                                (7,863)           (3,469)
                                                   ------------      ------------
Net income                                         $      5,980      $     17,614
                                                   ============      ============

Basic income (loss) per share:
    Continuing operations (net of taxes)           $       0.71      $       0.01
    Discontinued operations (net of taxes)                (0.43)             0.49
                                                   ------------      ------------
    Income before extraordinary charge                     0.28              0.50
    Extraordinary charge from early retirement
      of debt, net of taxes                               (0.16)            (0.08)
                                                   ------------      ------------
    Net income                                     $       0.12      $       0.42
                                                   ============      ============

Diluted income (loss) per share:
    Continuing operations (net of taxes)           $       0.70      $       0.01
    Discontinued operations (net of taxes)                (0.42)             0.46
                                                   ------------      ------------
    Income before extraordinary charge                     0.28              0.47
    Extraordinary charge from early retirement
      of debt, net of taxes                               (0.16)            (0.08)
                                                   ------------      ------------
    Net income                                     $       0.12      $       0.39
                                                   ============      ============

Dividends paid per share                           $       0.06      $       0.06

Weighted average shares outstanding:
    Basic                                                48,065            42,177
    Diluted                                              49,240            44,670
                                                   ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 OCTOBER 5,       DECEMBER 29,
ASSETS                                                              2002              2001
                                                                ------------      ------------
Current assets:
     Cash and cash equivalents                                  $     20,694      $     17,325
     Receivables, net                                                701,247           568,197
     Inventories                                                   1,110,843           902,933
     Assets held for sale                                            615,782           571,352
     Other current assets                                             79,681            88,133
                                                                ------------      ------------
         Total current assets                                      2,528,247         2,147,940
Investments and notes receivable, net                                 81,502           105,651
Investment in direct financing leases                                 69,029            83,118

Property and equipment                                             1,078,555         1,213,188
Less accumulated depreciation
     and amortization                                               (490,208)         (559,669)
                                                                ------------      ------------
Net property and equipment                                           588,347           653,519
Deferred income taxes                                                 68,528           105,453
Other assets                                                         187,991           143,240
Goodwill, net                                                        696,830           415,772
                                                                ------------      ------------

Total assets                                                    $  4,220,474      $  3,654,693
                                                                ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    985,272      $    952,037
     Current maturities of long-term debt                              4,326            29,865
     Current obligations under capital leases                         15,866            15,913
     Liabilities held for sale                                       146,740           157,001
     Other current liabilities                                       230,642           228,949
                                                                ------------      ------------
         Total current liabilities                                 1,382,846         1,383,765
Long-term debt                                                     1,839,175         1,427,929
Long-term obligations under capital leases                           196,173           217,427
Other liabilities                                                    129,718           127,353

Commitments and contingencies

Shareholders' equity:
     Common stock, $2.50 par value per share                         136,270           111,095
     Capital in excess of par value                                  711,574           567,720
     Reinvested earnings (deficit)                                  (115,180)         (121,160)
     Accumulated other comprehensive income:
         Additional minimum pension liability                        (59,436)          (59,436)
         Cumulative foreign currency translation adjustment             (666)               --
                                                                ------------      ------------
         Total shareholders' equity                                  672,562           498,219
                                                                ------------      ------------

Total liabilities and shareholders' equity                      $  4,220,474      $  3,654,693
                                                                ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE 40 WEEKS ENDED OCTOBER 5, 2002, AND OCTOBER 6, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                2002            2001
                                                             ----------      ----------
Cash flows from operating activities:
     Net income                                              $    5,980      $   17,614
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                           123,926         126,127
        Amortization costs in interest expense                    6,598           4,929
        Credit losses                                             8,797          20,462
        Impairment/restructuring and related charges,
           net of impairment credit (not in other lines)         27,361          14,637
        Cash payments on impairment/restructuring
           and related charges                                  (21,669)        (58,450)
        Cost of early debt retirement                            13,119           5,787
     Change in assets and liabilities,
       excluding effect of acquisitions:
        Receivables                                              11,000         (63,321)
        Inventories                                             (69,962)       (217,352)
        Accounts payable                                       (104,882)         65,898
        Other assets and liabilities                           (117,873)        (61,048)
                                                             ----------      ----------
Net cash used in operating activities                          (117,605)       (144,717)
                                                             ----------      ----------
Cash flows from investing activities:
     Collections on notes receivable                             32,127          24,375
     Notes receivable funded                                    (14,225)        (20,704)
     Purchases of businesses, net of cash received             (295,058)       (120,670)
     Purchases of property and equipment                       (150,779)       (168,504)
     Proceeds from sale of property and equipment               164,268          13,286
     Proceeds from sale of businesses                                --         120,947
     Other investing activities                                  18,277          13,597
                                                             ----------      ----------
Net cash used in investing activities                          (245,390)       (137,673)
                                                             ----------      ----------
Cash flows from financing activities:
     Change in revolver                                        (140,000)        120,000
     Proceeds from long-term borrowings                         880,940         500,602
     Payments on long-term debt                                (489,047)       (342,755)
     Payments on capital issuance and debt retirement           (45,976)        (23,976)
     Principal payments on capital lease obligations            (15,408)        (15,092)
     Proceeds from sale of common stock                         178,703          59,252
     Dividends paid                                              (2,848)         (2,530)
                                                             ----------      ----------
Net cash provided by financing activities                       366,364         295,501
                                                             ----------      ----------

Net change in cash and cash equivalents                           3,369          13,111
Cash and cash equivalents, beginning of period                   17,325          30,380
                                                             ----------      ----------
Cash and cash equivalents, end of period                     $   20,694      $   43,491
                                                             ==========      ==========
Supplemental information:
     Cash paid for interest                                  $  139,462      $  122,484
     Cash refunded for income taxes                          $  (29,448)     $  (17,894)
                                                             ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEMING COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The preceding condensed consolidated financial statements of Fleming Companies, Inc. have been prepared by us, without audit. In our opinion, all adjustments, which consist of normal recurring adjustments, except as disclosed, necessary to present fairly our financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Fiscal 2001 Annual Report on Form 10-K and Form 10-K/A.

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

Certain prior period amounts have been reclassified to conform to the current period classifications, including the reclassification of net sales and cost of goods due to the adoption of EITF 01-9 in the first quarter of 2002. In 2002 and 2001, the effect of the decrease to both sales and cost of sales on the 12 week amounts was less than $21 million and the effect on the 40 week amounts was less than $63 million. This reclassification had no effect on gross margin or net income. Prior period amounts have been reclassified for comparability.

During the third quarter of 2002, our Board approved a plan to divest our price impact retail stores and we have reflected the operating results of the component as discontinued operations in accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we will no longer be reporting multiple segments as our continuing operations are all within one reportable segment. Prior period amounts have been reclassified for comparability (see Footnote 4). Beginning with the third quarter of 2002, our transfer pricing from distribution to retail will be recorded at market; historically it has been recorded at cost.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We had a refinancing transaction in the second quarter of 2002 that resulted in an extraordinary charge (see Footnote 8). In 2003, this amount will be reclassified to selling and administrative expense and taxes on income in accordance with SFAS 145.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

2. INVENTORY VALUATION

We use the LIFO method of inventory valuation for determining the cost of most grocery and certain perishable inventories. The excess of current cost of LIFO inventories over their stated value was $49.8 million ($14.8 million of which is recorded in assets held for sale in current assets on the balance sheet) and $46.4 million ($13.1 million of which is recorded in assets held for sale in current assets on the balance sheet) at October 5, 2002 and December 29, 2001, respectively.

3. EARNINGS PER SHARE

Both basic and diluted income (loss) per share from continuing operations are computed based on income (loss) from continuing operations (adjusted for the after-tax effect of interest expense relating to the 5 1/4% convertible senior subordinated notes, if applicable) divided by weighted average shares as appropriate for each calculation. Both basic and diluted income (loss) per share from discontinued operations are based on income (loss) from discontinued operations divided by weighted average shares as appropriate for each calculation.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   12 WEEKS ENDED                 40 WEEKS ENDED
                                                  --------------------------     --------------------------
                                                  OCTOBER 5,      OCTOBER 6,     OCTOBER 5,      OCTOBER 6,
                                                     2002            2001           2002            2001
                                                  ----------      ----------     ----------      ----------
Numerator:
Basic earnings (loss) from continuing
  operations before extraordinary charge          $   (1,470)     $   16,508     $   34,349      $      355
Basic earnings (loss) from discontinued
  operations before extraordinary charge             (19,386)          2,567        (20,506)         20,728
After-tax interest expense related to
  convertible debt                                        --           1,180             --              --
                                                  ----------      ----------     ----------      ----------
Diluted earnings (loss) before
  extraordinary charge                            $  (20,856)     $   20,255     $   13,843      $   21,083
                                                  ==========      ==========     ==========      ==========

Denominator:
Weighted average shares for
  basic earnings per share                            53,950          43,728         48,065          42,177
Effect of dilutive securities:
  Employee stock options                                  --           1,908            882           1,877
  Restricted stock compensation                           --             441            293             616
  Convertible debt securities                             --           4,955             --              --
                                                  ----------      ----------     ----------      ----------

    Dilutive potential common shares                      --           7,304          1,175           2,493
                                                  ----------      ----------     ----------      ----------

Weighted average shares for
  diluted earnings per share                          53,950          51,032         49,240          44,670
                                                  ==========      ==========     ==========      ==========

For the 12 weeks ended October 5, 2002, we did not reflect 5.0 million of weighted average shares or add back after-tax interest expense of $1.2 million related to convertible debt due to antidilution. We also did not reflect 0.2 million of weighted average shares for both employee stock options and restricted stock compensation due to antidilution. For the 40 weeks ended October 5, 2002 and October 6, 2001, we did not reflect 5.0 million and 3.6 million, respectively, of weighted average shares or add back after-tax interest expense of $4.0 million and $2.3 million, respectively, related to convertible debt due to antidilution.

4. DISCONTINUED OPERATIONS

On September 24, 2002, the Board of Directors approved a plan to sell our price impact retail grocery stores operating under the Rainbow and Food 4 Less banners. The plan is based in part on our decision to focus on our core distribution business. Results of operations of these stores represent a component of our company and have been previously included in the retail segment. The disposition of the retail stores is expected to occur in a series of sales to multiple buyers beginning in the fourth quarter of 2002 and completed in 2003. Expenses associated with support services that directly support the retail operations have been reflected in discontinued operations.

As a result of the expected disposition, we have presented the associated assets and liabilities of the component as held for sale in the accompanying consolidated condensed balance sheets. We also have reflected the operating results of the component as discontinued operations in the accompanying consolidated condensed statements of operations.

The component's assets and liabilities classified as held for sale related to discontinued operations as of October 5, 2002 and December 29, 2001 are as follows:


(In thousands)
                                                            October 5,     December 29,
Assets held for sale:                                          2002            2001
                                                            ----------     ------------
  Current assets                                            $  150,387     $    133,417
  Property and equipment, net                                  288,901          266,136
  Other assets                                                 144,307          141,733
                                                            ----------     ------------
  Assets held for sale from discontinued operations            583,595          541,286

  Assets held for sale from impairment/restructuring
   charges (see Footnote 12)                                    32,187           30,066

                                                            ----------     ------------
  Total assets held for sale                                $  615,782     $    571,352
                                                            ==========     ============

Liabilities held for sale from discontinued operations:
  Current portion of capital lease obligations              $    6,240     $      5,497
  Accounts payable and accrued liabilities                      24,362           37,096
  Capital lease obligations                                    116,138          114,408

                                                            ----------     ------------
  Total liabilities held for sale                           $  146,740     $    157,001
                                                            ==========     ============

Summary operating results for the component classified as discontinued operations for the periods indicated below are as follows:

(In thousands)                       12 Weeks Ended                      40 Weeks Ended
                              ------------------------------     ------------------------------
                               October 5,        October 6,       October 5,        October 6,
                                  2002              2001             2002              2001
                              ------------      ------------     ------------      ------------
Net sales                     $    458,346      $    475,355     $  1,621,447      $  1,822,222

Income (loss) from
  discontinued operations     $    (19,386)     $      2,567     $    (20,506)     $     20,728

5. COMPREHENSIVE INCOME

Our comprehensive income (loss) for the 12 and 40 weeks ended October 5, 2002, totaled a loss of $22.2 million and income of $5.3 million, respectively, and was comprised of reported net income (loss) and foreign currency translation adjustment. Our comprehensive income for the 12 and 40 weeks ended October 6, 2001, totaled $19.1 million and $17.6 million, respectively, and was comprised only of reported net income.

6. ACQUISITION OF CORE-MARK INTERNATIONAL, INC.

On June 18, 2002, we acquired Core-Mark International, Inc., a leading piece-pick distributor to convenience stores and other retail customers in the Western United States and Canada, for $217 million in cash (net of cash acquired) and assumed its debt ($77 million of 11 3/8% senior subordinated notes due 2003 and a $55 million accounts receivable securitization facility). Core-Mark's 11 3/8% senior subordinated notes were called for redemption immediately upon our acquisition. The $55 million accounts receivable securitization facility was paid and terminated on July 18, 2002.

The acquisition was financed through our credit agreement along with the sale of $200 million of 9 1/4% senior notes due 2010 and 9.2 million shares of common stock (which grossed $178 million at $19.40 per share, and netted approximately $170 million after the underwriting discount and other issuance costs). The acquisition was accounted for under the purchase method, and the results of Core-Mark have been included in our consolidated results from the date of acquisition.

We have not finalized the allocation of the purchase price as of October 5, 2002. We have engaged a valuation firm to assist us in this process. Upon completion of their work, we will adjust the preliminary purchase price allocation in accordance with SFAS No. 141 - Business Combinations. The estimation of this allocation, which is included as part of these financial statements, is as follows: $31 million to property, plant and equipment, $49 million to working capital, $269 million to goodwill and other intangible assets offset by $132 million of debt assumed.

The unaudited proforma combined historical results, as if Core-Mark had been acquired at the beginning of fiscal 2002 and 2001, respectively, are estimated in the following table:

(IN MILLIONS, EXCEPT PER SHARE DATA)                 12 WEEKS ENDED                  40 WEEKS ENDED
                                               --------------------------     --------------------------
                                               OCTOBER 5,      OCTOBER 6,     OCTOBER 5,      OCTOBER 6,
                                                  2002            2001           2002            2001
                                               ----------      ----------     ----------      ----------
Net sales from continuing operations           $    3,973      $    4,436     $   13,032      $   12,305

Income (loss) from continuing operations       $       (2)     $       19     $       41      $        4
Income (loss) from discontinued operations            (19)              3            (20)             21
                                               ----------      ----------     ----------      ----------
Income (loss) before extraordinary charge      $      (21)     $       22     $       21      $       25
Net income (loss)                              $      (21)     $       22     $       13      $       22

Basic earnings per share:
  Income (loss) from continuing operations     $    (0.03)     $     0.45     $     0.86      $     0.10
  Income (loss) from discontinued operations        (0.36)           0.06          (0.43)           0.49
                                               ----------      ----------     ----------      ----------
  Income (loss) before extraordinary charge    $    (0.39)     $     0.51     $     0.43      $     0.59
  Net income (loss)                            $    (0.39)     $     0.51     $     0.27      $     0.51

Diluted earnings per share:
  Income (loss) from continuing operations     $    (0.03)     $     0.41     $     0.84      $     0.10
  Income (loss) from discontinued operations        (0.36)           0.05          (0.38)           0.46
                                               ----------      ----------     ----------      ----------
  Income (loss) before extraordinary charge    $    (0.39)     $     0.46     $     0.46      $     0.56
  Net income (loss)                            $    (0.39)     $     0.46     $     0.31      $     0.48


The proforma results include amortization of other intangibles related to the purchase for fiscal 2001 amounts and interest expense on debt incurred to finance the acquisition. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

7. CONTINGENCIES

Since August 29, 2002, several securities lawsuits have been filed against us and certain of our officers in the United States District Court for the Eastern District of Texas seeking court certification as a class action. In addition, one related shareholders' derivative lawsuit has been filed against certain of our officers and the members of our Board of Directors in the United States District Court for the Eastern District of Texas.

We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon our consolidated financial position, cash flows or results of operations when ultimately concluded.

8. DEBT

Long-term debt consists of the following:

                                                            OCTOBER 5,       DECEMBER 29,
                                                               2002              2001
                                                           ------------      ------------
                                                                   (IN THOUSANDS)
10 5/8 % senior subordinated notes due 2007                $    400,000      $    400,000
10 1/8 % senior notes due 2008                                  359,029           345,870
5 1/4 % convertible senior subordinated notes due 2009          150,000           150,000
9 1/4 % senior notes due 2010                                   200,000                --
9 7/8 % senior subordinated notes due 2012                      260,000                --
10 1/2 % senior subordinated notes due 2004                          --           250,000
Revolving credit, average interest rates of 3.9%
   for 2002 and 5.5% for 2001, due 2007                          60,000           200,000
Term loan, due 2002 to 2008, average interest
   rate of 4.1% for 2002 and 6.4% for 2001                      423,938           118,637
Debt discounts                                                   (9,466)           (6,713)
                                                           ------------      ------------
                                                              1,843,501         1,457,794
Less current maturities                                          (4,326)          (29,865)
                                                           ------------      ------------

Long-term debt                                             $  1,839,175      $  1,427,929
                                                           ============      ============

Aggregate maturities of long-term debt for the next five years are approximately as follows: in the remainder of 2002, $0 million; in 2003, $4 million; in 2004, $4 million; in 2005, $4 million; and in 2006, $4 million.

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

On June 18, 2002, we entered into a $975 million senior secured credit facility to refinance our then existing $850 million senior secured credit facility. The credit facility consists of a $550 million revolving facility maturing June 18, 2007 and a $424 million tranche B term loan maturing June 18, 2008. The new credit facility is secured by all of our inventory and receivables, except for the portion of receivables related to Core-Mark until the accounts receivable securitization was paid on July 18, 2002. As of October 5, 2002, based upon the most restrictive covenant, we had $285 million available to borrow under the revolving facility. We amended our new credit agreement on October 18, 2002 primarily to facilitate the sale of our retail price impact stores.

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

In June 2002 and July 2002, we entered into two interest rate swap agreements with a combined notional amount of $50 million. These swaps were tied to our 9 1/4% senior notes due 2010. The maturity, call dates, and call premiums mirrored those of the notes. The swaps were designed for us to receive a fixed rate of 9 1/4% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate reset quarterly beginning September 15, 2002. We documented and designated these swaps to qualify as a fair value hedge. During the third quarter, we unwound these swap agreements and received and recorded $2 million as a deferred gain that is being amortized to reduce interest expense over the remaining life of the related senior notes.

In April 2002, we entered into an interest rate swap agreement with a notional amount of $50 million. This swap was tied to our 9 7/8% senior subordinated notes due 2012. The maturity, call dates, and call premiums mirrored those of the notes. The swap was designed for us to receive a fixed rate of 9 7/8% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rate reset quarterly beginning May 1, 2002. We documented and designated this swap to qualify as a fair value hedge. During the third quarter, we unwound this swap agreement and received and recorded $4 million as a deferred gain that is being amortized to reduce interest expense over the remaining life of the related subordinated notes.

In 2001, we entered into interest rate swap agreements with a combined notional amount of $210 million. The swaps are tied to our 10 1/8% senior notes due 2008. The maturity, call dates, and call premiums mirror those of the notes. The swaps are designed for us to receive a fixed rate of 10 1/8% per annum and pay a floating rate based on a spread plus the 3-month LIBOR. The floating rates reset quarterly. We have documented and designated these swaps to qualify as fair value hedges. During the third quarter of 2002, we unwound all but one swap agreement and received and recorded $4 million as a deferred gain that is being amortized to reduce interest expense over the remaining life of the related senior notes. At the end of the third quarter of 2002, in accordance with SFAS 133, the mark-to-market value of the remaining swap, with a notional value of $50 million was recorded on our consolidated balance sheet as a $4 million long-term asset offset by a change in fair value to the senior notes due 2008.

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

The following condensed consolidating financial information depicts, in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination and reclassification adjustments and the consolidated total. The financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                                    OCTOBER 5, 2002
                                     --------------------------------------------------------------------------------
                                                                                       ELIMINATIONS
                                        PARENT                           NON-          AND RECLASS-
                                       COMPANY       GUARANTORS       GUARANTORS        IFICATIONS       CONSOLIDATED
                                     -----------     -----------     ------------      ------------      ------------
                                                                    (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents         $    13,411     $     7,023     $        260      $         --      $     20,694
   Receivables, net                      458,413         250,700            4,139           (12,005)          701,247
   Inventories                           814,819         433,805               --          (137,781)        1,110,843
   Assets held for sale                       --              --               --           615,782           615,782
   Other current assets                   65,975          14,800              566            (1,660)           79,681
                                     -----------     -----------     ------------      ------------      ------------
      Total current assets             1,352,618         706,328            4,965           464,336         2,528,247
Investment in subsidiaries               446,078           5,356               --          (451,434)               --
Intercompany receivables                 616,733              --               --          (616,733)               --
Property and equipment, net              536,666         361,894            9,662          (319,875)          588,347
Goodwill,net                             401,941         436,672               --          (141,783)          696,830
Other assets                             377,851          31,877               --            (2,678)          407,050
                                     -----------     -----------     ------------      ------------      ------------
                                     $ 3,731,887     $ 1,542,127     $     14,627      $ (1,068,167)     $  4,220,474
                                     ===========     ===========     ============      ============      ============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                  $   748,225     $   252,350     $         89      $    (15,392)     $    985,272
   Intercompany payables                      --         596,751           19,982          (616,733)               --
   Liabilities held for sale                  --              --               --           146,740           146,740
   Other current liabilities             165,862          98,823              803           (14,654)          250,834
                                     -----------     -----------     ------------      ------------      ------------
      Total current liabilities          914,087         947,924           20,874          (500,039)        1,382,846
Obligations under capital leases         193,638         118,673               --          (116,138)          196,173
Long-term debt and other
   liabilities                         1,951,600          17,849               --              (556)        1,968,893
Equity (deficit)                         672,562         457,681           (6,247)         (451,434)          672,562
                                     -----------     -----------     ------------      ------------      ------------
                                     $ 3,731,887     $ 1,542,127     $     14,627      $ (1,068,167)     $  4,220,474
                                     ===========     ===========     ============      ============      ============

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION (CONTINUING)


                                                             DECEMBER 29, 2001
                                   -------------------------------------------------------------------------
                                                                              ELIMINATIONS
                                      PARENT                       NON-       AND RECLASS-
                                     COMPANY     GUARANTORS     GUARANTORS     IFICATIONS      CONSOLIDATED
                                   -----------   -----------   -----------    -------------    -------------
                                                             (IN THOUSANDS)
             ASSETS
Current assets:
   Cash and cash equivalents       $    10,175   $     6,876   $       274    $          --    $      17,325
   Receivables, net                    483,007       105,250            12          (20,072)         568,197
   Inventories                         817,012       198,386            --         (112,465)         902,933
   Assets held for sale                     --            --            --          571,352          571,352
   Other current assets                 84,676         4,950            99           (1,592)          88,133
                                   -----------   -----------   -----------    -------------    -------------
      Total current assets           1,394,870       315,462           385          437,223        2,147,940
Investment in subsidiaries              93,241         5,356            --          (98,597)              --
Intercompany receivables               470,545            --            --         (470,545)              --
Property and equipment, net            651,846       287,826         9,182         (295,335)         653,519
Goodwill,net                           401,180       153,010            --         (138,418)         415,772
Other assets                           379,658        47,861        13,413           (3,470)         437,462
                                   -----------   -----------   -----------    -------------    -------------
                                   $ 3,391,340   $   809,515   $    22,980    $    (569,142)   $   3,654,693
                                   ===========   ===========   ===========    =============    =============

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                $   861,445   $   109,311   $     1,035    $     (19,754)   $     952,037
   Intercompany payables                    --       443,066        27,479         (470,545)              --
   Liabilities held for sale                --            --            --          157,001          157,001
   Other current liabilities           264,744        27,880           713          (18,610)         274,727
                                   -----------   -----------   -----------    -------------    -------------
      Total current liabilities      1,126,189       580,257        29,227         (351,908)       1,383,765
Obligations under capital leases       213,292       118,543            --         (114,408)         217,427
Long-term debt and other
   liabilities                       1,553,640         5,871            --           (4,229)       1,555,282
Equity (deficit)                       498,219       104,844        (6,247)         (98,597)         498,219
                                   -----------   -----------   -----------    -------------    -------------
                                   $ 3,391,340   $   809,515   $    22,980    $    (569,142)   $   3,654,693
                                   ===========   ===========   ===========    =============    =============

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                                               12 WEEKS ENDED OCTOBER 5, 2002
                                               ----------------------------------------------------------------------------------
                                                                                                   ELIMINATIONS
                                                  PARENT                             NON-          AND RECLASS-
                                                 COMPANY        GUARANTORS        GUARANTORS        IFICATIONS       CONSOLIDATED
                                               -----------      -----------      ------------      ------------      ------------
                                                                                (IN THOUSANDS)
Net sales                                      $ 3,469,439      $   512,913      $         87      $     (9,790)     $  3,972,649
Costs and expenses:
    Cost of sales                                3,341,447          500,532                --            (9,790)        3,832,189
    Selling and administrative                      97,648           16,177               217                --           114,042
    Other                                           43,426          (14,449)             (161)               --            28,816
    Impairment/restructuring charge                     --               --                --                --                --
    Equity income from subsidiaries                 (6,282)              --                --             6,282                --
                                               -----------      -----------      ------------      ------------      ------------
       Total costs and expenses                  3,476,239          502,260                56            (3,508)        3,975,047
                                               -----------      -----------      ------------      ------------      ------------

Income (loss) before taxes                          (6,800)          10,653                31            (6,282)           (2,398)
Taxes on income (loss)                              (5,330)           4,389                13                --              (928)
                                               -----------      -----------      ------------      ------------      ------------
Income (loss) from continuing operations            (1,470)           6,264                18            (6,282)           (1,470)
Discontinued operations:
Income (loss) before taxes                         (31,624)          10,170                --           (10,170)          (31,624)
Taxes on income (loss)                             (12,238)           4,191                --            (4,191)          (12,238)
                                               -----------      -----------      ------------      ------------      ------------
Income (loss) from discontinued operations         (19,386)           5,979                --            (5,979)          (19,386)
                                               -----------      -----------      ------------      ------------      ------------

Income (loss) before extraordinary charge      $   (20,856)     $    12,243      $         18      $    (12,261)     $    (20,856)
                                               ===========      ===========      ============      ============      ============


                                                                       12 WEEKS ENDED OCTOBER 6, 2001
                                               ----------------------------------------------------------------------------------
                                                                                                   ELIMINATIONS
                                                  PARENT                             NON-          AND RECLASS-
                                                 COMPANY        GUARANTORS        GUARANTORS        IFICATIONS       CONSOLIDATED
                                               -----------      -----------      ------------      ------------      ------------
                                                                                (IN THOUSANDS)
Net sales                                      $ 3,119,770      $   411,451      $      9,965      $     (9,546)     $  3,531,640
Costs and expenses:
    Cost of sales                                2,980,656          397,162             6,975            (9,546)        3,375,247
    Selling and administrative                      93,116           10,742             3,756                --           107,614
    Other                                           23,642            3,955            (5,282)               --            22,315
    Impairment/restructuring charge (credit)          (716)             107                --                --              (609)
    Litigation charges                                  --               --                --                --                --
    Equity income from subsidiaries                 (2,354)              --                --             2,354                --

                                               -----------      -----------      ------------      ------------      ------------
       Total costs and expenses                  3,094,344          411,966             5,449            (7,192)        3,504,567
                                               -----------      -----------      ------------      ------------      ------------

Income (loss) before taxes                          25,426             (515)            4,516            (2,354)           27,073
Taxes on income (loss)                               8,918             (214)            1,861                --            10,565
                                               -----------      -----------      ------------      ------------      ------------
Income (loss) from continuing operations            16,508             (301)            2,655            (2,354)           16,508
Discontinued operations:
Income before taxes                                  4,209           11,850                --           (11,850)            4,209
Taxes on income                                      1,642            4,924                --            (4,924)            1,642
                                               -----------      -----------      ------------      ------------      ------------
Income from discontinued operations                  2,567            6,926                --            (6,926)            2,567
                                               -----------      -----------      ------------      ------------      ------------

Income before extraordinary charge             $    19,075      $     6,625      $      2,655      $     (9,280)     $     19,075
                                               ===========      ===========      ============      ============      ============

CONDENSED CONSOLIDATING OPERATING STATEMENT INFORMATION

                                                                         40 WEEKS ENDED OCTOBER 5, 2002
                                              ------------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                 PARENT                              NON-           AND RECLASS-
                                                COMPANY          GUARANTORS        GUARANTORS        IFICATIONS       CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
                                                                                 (IN THOUSANDS)
Net sales                                     $  9,655,890      $  1,801,654      $        163      $    (32,064)     $ 11,425,643
Costs and expenses:
    Cost of sales                                9,234,299         1,737,725                --           (32,064)       10,939,960
    Selling and administrative                     265,775            46,254               241                --           312,270
    Other                                           91,172            (1,204)              279                --            90,247
    Impairment/restructuring charge                 27,361                --                --                --            27,361
    Equity income from subsidiaries                (10,891)               --                --            10,891                --

                                              ------------      ------------      ------------      ------------      ------------
       Total costs and expenses                  9,607,716         1,782,775               520           (21,173)       11,369,838
                                              ------------      ------------      ------------      ------------      ------------

Income (loss) before taxes                          48,174            18,879              (357)          (10,891)           55,805
Taxes on income (loss)                              13,825             7,778              (147)               --            21,456
                                              ------------      ------------      ------------      ------------      ------------
Income (loss) from continuing operations            34,349            11,101              (210)          (10,891)           34,349
Discontinued operations:
Loss before taxes                                  (33,207)          (16,334)               --            16,334           (33,207)
Taxes on loss                                      (12,701)           (6,729)               --             6,729           (12,701)
                                              ------------      ------------      ------------      ------------      ------------
Loss from continuing operations                    (20,506)           (9,605)               --             9,605           (20,506)
                                              ------------      ------------      ------------      ------------      ------------

Income (loss) before extraordinary charge     $     13,843      $      1,496      $       (210)     $     (1,286)     $     13,843
                                              ============      ============      ============      ============      ============

                                                                          40 WEEKS ENDED OCTOBER 6, 2001
                                              ------------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                 PARENT                              NON-           AND RECLASS-
                                                COMPANY          GUARANTORS        GUARANTORS        IFICATIONS       CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
                                                                                 (IN THOUSANDS)
Net sales                                     $  8,419,264      $  1,319,707      $     48,047      $    (19,155)     $  9,767,863
Costs and expenses:
    Cost of sales                                8,048,743         1,235,975            35,608           (19,155)        9,301,171
    Selling and administrative                     230,159            86,203            13,575                --           329,937
    Other                                           48,126            31,516            (2,517)               --            77,125
    Impairment/restructuring charge (credit)        46,267           (35,856)               --                --            10,411
    Litigation charges                              48,628                --                --                --            48,628
    Equity income from subsidiaries                 (1,915)               --                --             1,915                --

                                              ------------      ------------      ------------      ------------      ------------
       Total costs and expenses                  8,420,008         1,317,838            46,666           (17,240)        9,767,272
                                              ------------      ------------      ------------      ------------      ------------

Income (loss) before taxes                            (744)            1,869             1,381            (1,915)              591
Taxes on income (loss)                              (1,099)              766               569                --               236
                                              ------------      ------------      ------------      ------------      ------------
Income from continuing operations                      355             1,103               812            (1,915)              355
Discontinued operations:
Income before taxes                                 35,314            38,926                --           (38,926)           35,314
Taxes on income                                     14,586            15,944                --           (15,944)           14,586
                                              ------------      ------------      ------------      ------------      ------------
Income from continuing operations                   20,728            22,982                --           (22,982)           20,728
                                              ------------      ------------      ------------      ------------      ------------

Income before extraordinary charge            $     21,083      $     24,085      $        812      $    (24,897)     $     21,083
                                              ============      ============      ============      ============      ============

CONDENSED CONSOLIDATING CASH FLOWS INFORMATION

                                                                             40 WEEKS ENDED OCTOBER 5, 2002
                                                     -----------------------------------------------------------------------------
                                                                                                       ELIMINATIONS
                                                      PARENT                             NON-          AND RECLASS-
                                                      COMPANY        GUARANTORS       GUARANTORS        IFICATIONS    CONSOLIDATED
                                                     ----------      ----------      ------------      ------------   ------------
                                                                                    (IN THOUSANDS)
Net cash provided by (used in)
 operating activities                                $  321,759      $ (447,257)     $      7,893      $         --   $   (117,605)
                                                     ----------      ----------      ------------      ------------   ------------

Cash flows from investing activities:
Purchases of property and equipment                     (65,651)        (70,274)          (14,854)               --       (150,779)
Other                                                  (125,752)         16,907            14,234                --        (94,611)
                                                     ----------      ----------      ------------      ------------   ------------


Net cash used in investing activites                   (191,403)        (53,367)             (620)               --       (245,390)
                                                     ----------      ----------      ------------      ------------   ------------

Cash flows from financing activities:
Repayments on capital lease obligations                 (11,154)         (4,254)               --                --        (15,408)
Advance to (from) parent                               (497,738)        505,025            (7,287)               --             --
Other                                                   381,772              --                --                --        381,772
                                                     ----------      ----------      ------------      ------------   ------------

Net cash provided by (used in) financing activities    (127,120)        500,771            (7,287)               --        366,364
                                                     ----------      ----------      ------------      ------------   ------------

Net increase (decrease) in cash & cash equivalents        3,236             147               (14)               --          3,369

Cash and cash equivalents at beginning of period         10,175           6,876               274                --         17,325

                                                     ----------      ----------      ------------      ------------   ------------
Cash and cash equivalents at end of period           $   13,411      $    7,023      $        260      $         --   $     20,694
                                                     ==========      ==========      ============      ============   ============

                                                                           40 WEEKS ENDED OCTOBER 6, 2001
                                                     -----------------------------------------------------------------------------
                                                                                                       ELIMINATIONS
                                                      PARENT                             NON-          AND RECLASS-
                                                      COMPANY        GUARANTORS       GUARANTORS        IFICATIONS    CONSOLIDATED
                                                     ----------      ----------      ------------      ------------   ------------
                                                                                    (IN THOUSANDS)
Net cash used in operating activities                $  (88,061)     $  (56,633)     $        (23)     $         --   $   (144,717)
                                                     ----------      ----------      ------------      ------------   ------------

Cash flows from investing activities:
Purchases of property and equipment                    (136,669)        (25,258)           (6,577)               --       (168,504)
Other                                                    24,615           6,136                80                --         30,831
                                                     ----------      ----------      ------------      ------------   ------------

Net cash used in investing activities                  (112,054)        (19,122)           (6,497)               --       (137,673)
                                                     ----------      ----------      ------------      ------------   ------------

Cash flows from financing activities:
Repayments on capital lease obligations                 (10,449)         (4,643)               --                --        (15,092)
Advance to (from) parent                                (82,068)         76,430             5,638                --             --
Other                                                   310,593              --                --                --        310,593
                                                     ----------      ----------      ------------      ------------   ------------

Net cash provided by financing activities               218,076          71,787             5,638                --        295,501
                                                     ----------      ----------      ------------      ------------   ------------

Net increase (decrease) in cash and
   cash equivalents                                      17,961          (3,968)             (882)               --         13,111

Cash and cash equivalents at beginning of period         22,487           6,753             1,140                --         30,380

                                                     ----------      ----------      ------------      ------------   ------------
Cash and cash equivalents at end of period           $   40,448      $    2,785      $        258      $         --   $     43,491
                                                     ==========      ==========      ============      ============   ============

10. SALE-LEASEBACK OF REAL PROPERTY

During the second and third quarters of 2002, gross proceeds from sale-leaseback transactions totaled $144 million and are included in the proceeds from sale of property and equipment on the condensed consolidated statemets of cash flows. These transactions resulted in a gain of $24 million that is being deferred over the remaining life of the operating leases which range from 10 to 15 years. Future minimum lease payments required from these sale-leaseback transactions that have noncancelable lease terms exceeding one year are presented in the following table:

FISCAL YEAR                                      AMOUNT
---------------------------                  --------------
                                             (In thousands)
Remaining in 2002                               $   3,772
2003                                               15,087
2004                                               15,087
2005                                               15,087
2006                                               15,087

11. SECOND QUARTER CHARGE

In the second quarter of 2002, we recorded a $27 million pre-tax charge related to the closure of distribution facilities in Oklahoma City and Dallas and certain integration costs related to recent acquisitions. The after-tax effect was a charge of $16 million, or $0.34 per share. Certain other costs associated with the closures will be expensed in the future as incurred.

The charge is comprised primarily of long-lived asset impairments, lease obligations and severance related expenses for the closed distribution facilities. The entire charge is reflected on the impairment/restructuring charge (credit) line on the consolidated statement of operations and affects continuing operations. The assets related to these closures are included in assets held for sale.

The portion of the charge relating to workforce reductions totaled approximately $4 million with a headcount of 410 and was fully paid during the third quarter.

Additionally, $5 million of the charge related to lease obligations which will be reduced over the remaining lease terms as the facilities are no longer operating. The charges and utilization have been recorded to-date as follows:

                                                     AMOUNT
                                                 --------------
                                                 (In thousands)
        2002 Quarter 2 charge                    $        5,022

        2002 Quarter 3 terminations                        (508)
                                                 --------------

           Ending liability                      $        4,514
                                                 ==============

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

The activity related to workforce reductions is as follows:


                                          AMOUNT
                                      --------------
                                      (In thousands)
        2001 Ending liability         $       18,091

        2002 Quarter 1 terminations           (4,008)

        2002 Quarter 2 terminations           (2,567)

        2002 Quarter 3 terminations             (682)
                                      --------------
           Ending liability           $       10,834
                                      ==============

The ending liability of approximately $11 million is primarily comprised of estimated union pension withdrawal liabilities, but also includes accruals for payments over time to associates whose employment is already severed. The headcount related to severance was approximately 80 at the end of 2001. By the end of the second quarter of 2002, essentially all impacted employees' employment had been severed. All of the employee reductions in 2002 related to this plan were from distribution operating units.

Additionally, the strategic plan included charges related to lease obligations. Stores with remaining lease obligations as of year-end 2001 of approximately $2.3 million were closed during the first quarter of 2002.

Assets held for sale related to our restructuring and included in current assets at the end of the third quarter of 2002 were approximately $32 million (not including amounts related to discontinued operations, see Footnote 4 for more details), consisting of $26 million of distribution operating units and $6 million of retail stores. Included in the $32 million are amounts related to the 2002 closure of the distribution facilities in Oklahoma City and Dallas (see Footnote 11) and divisions that have closed related to the strategic plan but are not yet sold.

The net effect of the strategic plan in the third quarter of 2001 was a pre-tax charge of $6 million. The after-tax effect was a charge of $4 million, or $0.07 per share. The third quarter of 2001 pre-tax charge consisted of the following components:

o Net impairment recovery of $2 million through sales of operations against which we had previously recorded long-lived asset impairments. This recovery is included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations. Of the $2 million impairment recovery, $3 million of recovery related to continuing operations and a $1 million charge related to discontinued operations.

o Restructuring charges of $3 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees expensed as incurred related to the restructuring process. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations. Of the $3 million in restructuring charges, $2 million related to continuing operations and $1 million related to discontinued operations.

o Other disposition and related costs of $5 million. These costs are included on several lines of the Condensed Consolidated Statement of Operations as follows: $1 million of charges was included in net sales related primarily to adjust previously recorded gains on the sale of conventional retail stores; $1 million of charges was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $3 million of charges was included in selling and administrative expense as disposition related costs which were expensed as incurred. Of the $5 million in other disposition and related costs, $3 million related to continuing operations and $2 million related to discontinued operations.

The net effect of the strategic plan for the first three quarters of 2001 was a pre-tax charge of $19 million. The after-tax effect was a charge of $11 million, or $0.23 per share. The charge for the first three quarters of 2001 consisted of the following components:

o Net impairment recovery of $42 million. The components included recovering, through sales of the related operations, previously recorded goodwill impairment of $15 million and long-lived asset impairment of $34 million. Also included was impairment of $7 million related to other long-lived assets. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations. Substantially all of the $42 million impairment recovery related to discontinued operations.

o Restructuring charges of $16 million. The restructuring charges consisted primarily of severance related expenses for the divested or closed operating units. The restructuring charges also included professional fees expensed as incurred related to the restructuring process. These costs are included in the impairment/restructuring line on our Condensed Consolidated Statement of Operations. Of the $16 million restructuring charges, $10 million related to continuing operations and $6 million related to discontinued operations.

o Other disposition and related costs of $45 million. These costs are included on several lines of the Condensed Consolidated Statement of Operations as follows: less than $1 million of income was included in net sales related primarily to gains on the sale of conventional retail stores; $31 million of charges was included in cost of sales and was primarily related to inventory markdowns for clearance for closed operations; $14 million of charges was included in selling and administrative expense as disposition related costs which were expensed as incurred. Of the $45 million of other disposition and related costs, $14 million related to continuing operations and $31 million related to discontinued operations.

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

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment and was completed prior to June 30, 2002. As no impairment was detected, the second phase, which measures the impairment, was not necessary. As required, we will perform subsequent evaluations annually during the second quarter of each year, or more frequently if circumstances indicate a possible impairment. Unamortized goodwill of $697 million relates to continuing operations and $142 million relates to discontinued operations.

In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the 12 and 40 weeks ended October 6, 2001, is as follows (in thousands, except per share amounts):

                                                        12 WEEKS ENDED                 40 WEEKS ENDED
                                                     2002            2001           2002            2001
                                                  ----------      ----------     ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS:
  Reported income (loss)                          $   (1,470)     $   16,508     $   34,349      $      355
  Goodwill amortization, net of tax                       --           3,088             --          10,026
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss)                          $   (1,470)     $   19,596     $   34,349      $   10,381
                                                  ==========      ==========     ==========      ==========

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Reported income (loss)                          $  (19,386)     $    2,567     $  (20,506)     $   20,728
  Goodwill amortization, net of tax                       --           1,420             --           4,550
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss)                          $  (19,386)     $    3,987     $  (20,506)     $   25,278
                                                  ==========      ==========     ==========      ==========

BASIC INCOME (LOSS) PER SHARE:
  Reported income (loss) from
    continuing operations                         $    (0.03)     $     0.38     $     0.71      $     0.01
  Goodwill amortization, net of tax                       --            0.07             --            0.24
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss) from
    continuing operations                         $    (0.03)     $     0.45     $     0.71      $     0.25
                                                  ==========      ==========     ==========      ==========

  Reported income (loss) from
    discontinued operations                       $    (0.36)     $     0.06     $    (0.43)     $     0.49
  Goodwill amortization, net of tax                       --            0.03             --            0.11
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss) from
    discontinued operations                       $    (0.36)     $     0.09     $    (0.43)     $     0.60
                                                  ==========      ==========     ==========      ==========

DILUTED NET INCOME (LOSS) PER SHARE:
  Reported income (loss) from
    continuing operations                         $    (0.03)     $     0.35     $     0.70      $     0.01
  Goodwill amortization, net of tax                       --            0.06             --            0.21
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss) from
    continuing operations                         $    (0.03)     $     0.41     $     0.70      $     0.22
                                                  ==========      ==========     ==========      ==========

  Reported income (loss) from
    discontinued operations                       $    (0.36)     $     0.05     $    (0.42)     $     0.46
  Goodwill amortization, net of tax                       --            0.03             --            0.10
                                                  ----------      ----------     ----------      ----------
  Adjusted income (loss) from
    discontinued operations                       $    (0.36)     $     0.08     $    (0.42)     $     0.56
                                                  ==========      ==========     ==========      ==========


Supplemental comparative disclosure for net income (loss) for the 12 and 40 weeks ended October 6, 2001, would be affected by the same adjustments as those reflected above.

For the 12 and 40 weeks ended October 5, 2002, we recorded additional goodwill and other intangible assets of $283 million, primarily related to the acquisition of Core-Mark (see Footnote 6). Other intangibles, excluding debt issuance costs, included in other assets on our consolidated balance sheet consisted of the following:

(In thousands)                    OCTOBER 5, 2002                         DECEMBER 29, 2001
                        -------------------------------------  -------------------------------------
                          GROSS                     OTHER       GROSS                      OTHER
                        CARRYING   ACCUMULATED   INTANGIBLES,  CARRYING   ACCUMULATED   INTANGIBLES,
                         AMOUNT   AMORTIZATION       NET        AMOUNT   AMORTIZATION       NET
                        --------  ------------   ------------  --------  ------------   ------------
Customer incentives     $122,963  $    (39,781)  $     83,182  $111,605  $    (33,463)  $     78,142
Tradenames                 5,800        (3,926)         1,874     5,800        (3,480)         2,320
Other                      8,106        (5,595)         2,511     6,390        (3,455)         2,935
                        --------  ------------   ------------  --------  ------------   ------------

Other intangibles       $136,869  $    (49,302)  $     87,567  $123,795  $    (40,398)  $     83,397
                        ========  ============   ============  ========  ============   ============


Amortization expense of other intangibles disclosed above for the 12 and 40 weeks ended October 5, 2002 was $10.7 million and $23.0 million, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is as follows:

FISCAL YEAR                AMOUNT
--------------------    --------------
                        (In thousands)
           2002              $ 29,075
           2003                23,412
           2004                20,117
           2005                15,285
           2006                 8,144

14. RECENT DEVELOPMENTS

In 2003, we will begin recording expense for stock options in accordance with the fair value model under SFAS No. 123 - Accounting for Stock-Based Compensation. The Financial Accounting Standards Board is currently addressing the transition rules related to SFAS No. 123. The current rules provide that recognition of expense would apply to grants of stock-based awards made after adopting the fair value method.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
FLEMING COMPANIES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Fleming Companies, Inc. and subsidiaries as of October 5, 2002, and the related condensed consolidated statements of operations for the 12 and 40 weeks ended October 5, 2002 and October 6, 2001 and condensed consolidated statements of cash flows for the 40 weeks ended October 5, 2002 and October 6, 2001. These financial statements are the responsibility of the company's management.

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

Dallas, Texas
October 23, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

After we purchased Core-Mark International, Inc. in June 2002, we began an evaluation of strategic alternatives related to our price impact retail stores. After completing this strategic evaluation, we announced in September of 2002 our decision to divest all 110 of our price impact supermarkets, which we operate under the Food 4 Less and Rainbow Foods banners and focus on our core distribution business. We have begun negotiations with potential buyers for substantially all of these stores, including self-distributing chains and regional and independent supermarket operators. We believe that the disposition of these retail assets will occur through a series of sales to multiple buyers, beginning in the fourth quarter of 2002 and be completed in 2003. The divested stores have been presented as discontinued operations in accordance with SFAS 144.

Concurrently with the completion of the Core-Mark acquisition on June 18, 2002, we entered into a $975 million credit agreement consisting of a $425 million tranche B term loan and a $550 million revolving credit facility. We also sold $200 million aggregate principal amount of 9 1/4% senior notes due 2010 and 9.2 million shares of common stock at $19.40 per share. In connection with the consummation of these transactions, we repaid all borrowings outstanding under our previously existing $850 million credit agreement. On October 18, 2002, we amended our credit agreement primarily to facilitate the sale of our price impact retail stores. Our results of operations include the results of Core-Mark from the date of acquisition.

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

We recorded net income (loss) from continuing operations for the 12 and 40 weeks ended October 5, 2002 of a $2 million loss and a $34 million income, respectively. Losses from discontinued operations for the 12 and 40 weeks ended October 5, 2002 were $19 million and $21 million, respectively. EBITDAL from continuing operations for the 12 and 40 weeks ended October 5, 2002 was $65 million and $250 million, respectively. EBITDAL from discontinued operations for the 12 and 40 weeks ended October 5, 2002 was a loss of $12 million and income of $34 million, respectively.

The following table sets forth the calculation of EBITDAL from continuing and discontinued operations (in millions):

                                                    12 WEEKS ENDED               40 WEEKS ENDED
                                             OCTOBER 5,      OCTOBER 6,     OCTOBER 5,     OCTOBER 6,
                                                2002            2001           2002           2001
                                             ----------      ----------     ----------     ----------
Income (loss) from continuing operations
    before extraordinary charge              $       (2)     $       17     $       34     $        1
Add back:
    Taxes on income (loss)                           (1)             11             21             --
    Depreciation/amortization                        31              26             82             83
    Interest expense                                 34              27            110             97
    LIFO adjustments                                  3              --              3             --
                                             ----------      ----------     ----------     ----------
       EBITDAL - continuing operations       $       65      $       81     $      250     $      181
                                             ==========      ==========     ==========     ==========

                                                    12 WEEKS ENDED               40 WEEKS ENDED
                                             OCTOBER 5,      OCTOBER 6,     OCTOBER 5,     OCTOBER 6,
                                                2002            2001           2002           2001
                                             ----------      ----------     ----------     ----------
Income (loss) from discontinued operations
    before extraordinary charge              $      (19)     $        3     $      (21)    $       21
Add back:
    Taxes on income (loss)                          (12)              2            (12)            15
    Depreciation/amortization                        11              12             42             43
    Interest expense                                  7               8             24             31
    LIFO adjustments                                  1              (2)             1             (3)
                                             ----------      ----------     ----------     ----------
       EBITDAL - discontinued operations     $      (12)     $       23     $       34     $      107
                                             ==========      ==========     ==========     ==========

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

RESULTS OF CONTINUING OPERATIONS

Set forth in the following table is information regarding our continuing net sales and certain components of income (loss) from continuing operations expressed as a percent of sales which are referred to in the accompanying discussion:


                                             OCTOBER 5,       OCTOBER 6,
FOR THE 12 WEEKS ENDED                          2002             2001
                                             ----------       ----------
Net sales                                        100.00%          100.00%

Gross margin                                       3.54             4.43
Less:
Selling and administrative                         2.87             3.05
Interest expense                                   0.86             0.77
Interest income and other                         (0.13)           (0.14)
Impairment/restructuring credit                      --            (0.02)
                                             ----------       ----------

Total expenses                                     3.60             3.66
                                             ----------       ----------

Income (loss) before taxes                        (0.06)            0.77
Taxes on income (loss)                            (0.02)            0.30
                                             ----------       ----------
Income (loss) from continuing operations          (0.04)%           0.47%


                                         OCTOBER 5,       OCTOBER 6,
FOR THE 40 WEEKS ENDED                      2002             2001
                                         ----------       ----------
Net sales                                    100.00%          100.00%

Gross margin                                   4.25             4.78
Less:
Selling and administrative                     2.73             3.38
Interest expense                               0.97             0.99
Interest income and other                     (0.18)           (0.20)
Impairment/restructuring charges               0.24             0.11
Litigation charges                               --             0.50
                                         ----------       ----------

Total expenses                                 3.76             4.78
                                         ----------       ----------

Income before taxes                            0.49               --
Taxes on income                                0.19               --
                                         ----------       ----------
Income from continuing operations              0.30%              --%

NET SALES.
Net sales from continuing operations for the 12 weeks ended October 5, 2002, increased by $441 million, or 12.5%, to $4.0 billion from the same period in 2001. Year to date, net sales increased by $1.66 billion, or 17.0% (34% of this increase was attributable to growth in Kmart sales), to $11.4 billion from the same period in 2001. Net growth for the 12-week period was mainly a result of Core-Mark sales for the full 12 weeks (16 weeks year to date) along with increased activity from our Albertson's agreement offset by decreased activity with Kmart, our largest customer. The decline in sales to Kmart for the 12 weeks ended October 5, 2002 compared to the same period in the prior year was due to the closing of Kmart stores in 2002 related to its bankruptcy reorganization compared to increased sales in the last half of 2001 due to the startup of the Kmart contract. Kmart accounted for 20% and 31% of our net sales during the third quarter of 2002 and 2001, respectively, and 23% and 21% for the first three quarters of 2002 and 2001, respectively.

GROSS MARGIN.
Gross margin from continuing operations for the 12 and 40 weeks ended October 5, 2002 decreased as a percentage of net sales to 3.54% and 4.25%, respectively, from 4.43% and 4.78%, respectively, for the same periods in 2001. The decrease in gross margin rate was due, in part, to a change in the mix of product sales resulting from a greater concentration on high growth, lower margin piece-pick sales. These sales increased as a result of the Core-Mark and Head Distributing acquisitions. In addition, a $3.0 million provision for LIFO is included in continuing operations for the 12 and 40 weeks ended October 5, 2002. There was no LIFO provision recorded in continuing operations in the prior year comparable periods.

SELLING AND ADMINISTRATIVE EXPENSES.
Selling and administrative expenses from continuing operations for the 12 and 40 weeks ended October 5, 2002 decreased as a percentage of net sales to 2.87% and 2.73%, respectively, for 2002 from 3.05% and 3.38%, respectively, in 2001. The improvement is a result of sales growth without a corresponding increase in fixed operating costs and company-wide cost savings initiatives.

OPERATING EARNINGS.
We measure operating earnings as sales less cost of sales less selling and administrative expenses. Operating earnings from continuing operations as a percentage of net sales for the 12 and 40 weeks ended October 5, 2002 were 0.67% and 1.52%, respectively, compared to 1.38% and 1.40%, respectively, for the same periods in 2001. The change in operating earnings is a combination of the explanations included in net sales, gross margin and selling and administrative expenses described above.

INTEREST EXPENSE.
Interest expense from continuing operations for the third quarter of 2002 increased $7 million to $34 million compared to the same period in 2001 and increased $14 million year to date compared to the same period in 2001. The increase in the third quarter was a result of higher debt balances compared to the prior year quarter. Year to date also increased due to higher debt balances but was partially offset by lower average interest rates for the same time period. The second quarter of 2002 and the first quarter of 2001 each included $3 million of interest expense incurred on debt during the call period for the early retirement of debt.

INTEREST INCOME AND OTHER.
Interest income from continuing operations of $5 million for the third quarter of 2002 and $20 million for the first three quarters of 2002 was relatively flat for the same periods of 2001. Interest income in the second quarter of 2002 and the first quarter of 2001 each included approximately $1 million of interest income from cash deposited with a trustee during the call period for the early retirement of debt.

IMPAIRMENT/RESTRUCTURING CHARGE.
In the second quarter of 2002, we incurred a $27 million pre-tax charge in continuing operations related to the closure of two distribution facilities and certain integration costs related to recent acquisitions. See Note 11 in the notes to the condensed consolidated financial statements for further discussion of the charge.

The strategic plan was fully implemented by the end of 2001 and thus there has been no charge in 2002. See Note 12 in the notes to the condensed consolidated financial statements for further discussion regarding the strategic plan.

DISCONTINUED OPERATIONS.
On September 24, 2002, the Board of Directors approved a plan to sell our price impact retail grocery stores operating under the Rainbow and Food 4 Less banners. The plan is based in part on our decision to focus on our core distribution business. Results of operations of these stores represent a component of our company and have been previously included in the retail segment. The disposition of the retail stores is expected to occur in a series of sales to multiple buyers beginning in the fourth quarter of 2002 and completed in 2003. Expenses associated with support services that directly support the retail operations have been reflected in discontinued operations. For the 12 and 40 weeks ended October 5, 2002, losses from discontinued operations were $19.4 million and $20.5 million, respectively, compared to income from discontinued operations of $2.6 million and $20.7, respectively, for the same time periods in 2001. We expect to apply the proceeds from the sale of these stores to reduce outstanding debt under our credit facility.

TAXES ON INCOME.
The effective tax rates for the total company for the 40 weeks of 2002 and 2001 were 38.7% and 41.3% (before extraordinary charges), respectively. These were both blended rates taking into account operations activity as well as various permanent and timing differences. The effective tax rate for 2002 was favorably impacted as a result of a refund generated through a change in treatment by the IRS of a closed statute relating to an earlier return year. The 2001 effective tax rate also took into account write-offs of non-deductible goodwill. The tax amount for the third quarter of both years was derived using the 40 week tax amount with that year's estimated effective tax rate compared to the tax amount recorded for the first 28 weeks of the year.

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

KMART DEVELOPMENTS.
On January 22, 2002, Kmart and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Kmart, our largest customer, accounted for 23% of our net sales from continuing operations for both the 40 weeks ended October 5, 2002 and the year ended December 29, 2001. We have a 10-year written distribution agreement with Kmart. Pursuant to this bankruptcy, Kmart may, however, assume or reject our distribution agreement at any time. Kmart named us as a "critical vendor" in the bankruptcy proceeding and granted to us a second priority lien on its inventory to secure the payment of weekly receivables to us arising after the date of the bankruptcy filing.

The impact of Kmart's bankruptcy filing on our future financial results will depend greatly upon whether Kmart assumes or rejects our distribution agreement and upon the success of Kmart's reorganization. If, for example, Kmart assumes our distribution agreement and obtains bankruptcy court approval of its plan of reorganization (which Kmart has not yet filed), then it is likely that our future financial results will not be adversely impacted. If, however, Kmart rejects our distribution agreement or, to the contrary, assumes our distribution agreement but fails to obtain bankruptcy court approval of a plan of reorganization, then we may lose our sales to Kmart, may choose to close or consolidate certain distribution facilities, may eliminate excess inventory, and may suffer other damages, including the loss of a portion of our pre-petition receivable. If certain of these circumstances occur, we could assert a claim against Kmart for damages in addition to the claim we have already filed.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.
There have been no significant changes to critical accounting policies and estimates since the issuance of our 2001 Form 10-K other than the following. We have estimated the proceeds we expect to receive upon completing the sales of our price impact retail operations. Our estimates were based on our current negotiations and other potential outcomes. We have not yet reached final agreements on these sales. There could be changes in the final sales agreements that might differ from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

For the year-to-date period ended October 5, 2002, our principal source of liquidity was borrowings under our credit facility. Our principal sources of capital were the issuance of common stock, the issuance of long-term senior debt and the sale-leaseback of six case-pick distribution centers.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.
Net cash used in operating activities was $118 million for the three quarters ended October 5, 2002 compared to a $145 million use of cash for the same period in 2001. The primary use of cash was for working capital. During the third quarter of 2002, cash provided by operations of $8 million was primarily driven by improvements in working capital, specifically accounts payable and inventory in continuing operations. This compares to a use of cash of $81 million for the 12 weeks ended October 6, 2001, which was primarily driven by a build in inventory.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.
Total investment-related activity resulted in a $245 million use of cash for the three quarters ended October 5, 2002 compared to a $138 million use of cash in the same period of 2001.

Cash expended for businesses acquired was $295 million for the three quarters ended October 5, 2002 (primarily as a result of our acquisition of Core-Mark and Head Distributing), compared to $121 million cash expended for businesses acquired during the same period in 2001.

Cash expended for the purchase of property and equipment totaled $151 million for the three quarters ended October 5, 2002 compared to $169 million for the same period in 2001. We intend to spend a total of approximately $185 million on our capital programs in 2002 compared to $238 million spent in 2001. We estimate capital expenditures of $135 million in 2003. The planned reduction is primarily related to our decision to divest our price impact retail stores.

Cash proceeds from the sale of property and equipment was $164 million, primarily related to the sale-leaseback of six case-pick distribution centers located in Phoenix, Massillon, Salt Lake City, Miami, Sacramento and Memphis (see Footnote 10 for sale-leaseback details) for the three quarters ended October 5, 2002 compared to $13 million from the sale of property and equipment during the same period in 2001.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.
Net cash generated by financing activities was $366 million for the three quarters ended October 5, 2002 compared to $296 million for the same period last year.

On April 15, 2002, we sold $260 million of 9 7/8% senior subordinated notes due 2012. The net proceeds were used to redeem the 10 1/2% senior subordinated notes due 2004.

At the end of the third quarter of 2002, outstanding borrowings under the credit facility totaled $424 million of term loans and $60 million of revolver loans. The credit facility also supports $77 million of letters of credit.

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

Our principal sources of liquidity and capital are expected to be cash flows from operating activities and our ability to borrow under our credit facility, in addition, lease financing may be employed for our distribution facilities and equipment. We believe these sources will be adequate to meet working capital needs in the normal course of business for the next 12 months.

CONTINGENCIES

See Footnote 7 in our notes to the consolidated financial statements and Item 1,
Part II of this report.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements regarding future events and our future financial performance. These forward-looking statements and our business are subject to a number of factors that could cause actual results to differ materially from those stated in this report, including without limitation: unanticipated problems with product procurement; adverse effects of the changing industry and increased competition; sales declines and loss of customers; exposure to litigation and other contingent losses; elimination of sales to Kmart due to their rejection of our distribution agreement; the ability of Kmart to continue as a going concern, to operate pursuant to the terms of its debtor-in-possession financing, or to complete its reorganization according to its plan; the inability to integrate acquired companies and to achieve operating improvements at those companies; increases in labor costs and disruptions in labor relations with union bargaining units representing our associates; our ability to successfully sell our retail price-impact stores; and negative effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments. These and other risk factors are described in our Securities and Exchange Commission reports, including but not limited to the 10-K Report for the 2001 fiscal year. The forward-looking statements speak only as of the date made as we undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date of this report.

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

With our acquisition of Core-Mark, we now conduct business in western Canada. However, changes in the U.S./Canadian rate of currency exchange historically have had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollars.

SUMMARY OF FINANCIAL INSTRUMENTS
(In millions, except rates)

                                                                           MATURITIES OF PRINCIPAL BY FISCAL YEAR
                                                                    -----------------------------------------------------
                                       FAIR VALUE    FAIR VALUE                                                    THERE-
                                       AT 12/29/01   AT 10/05/02     2002     2003      2004     2005      2006    AFTER
                                       -----------   -----------    ------   ------    ------   ------    ------   ------
DEBT WITH VARIABLE INTEREST RATES
Principal payable                      $       318           476        --        4         4        4         4      467
Average variable rate payable                  4.0%          4.1%   Based on Libor plus a margin

DEBT WITH FIXED INTEREST RATES
Principal payable                      $     1,124           815         -       --        --       --        --     1,365
Average fixed rate payable                     9.7%          9.6%      5.7%     5.1%      0.0%     0.0%      0.0%      9.6%


ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to or threatened with various litigation and contingent loss situations arising in the ordinary course of our business including disputes with customers and vendors, owners or creditors of financially troubled or failed customers, suppliers, landlords and lessees, employees, insurance carriers and tax authorities. In this regard, we have arbitration claims pending from and against one of our former convenience store customers, Clark Retail Enterprises, Inc., regarding the required mix of annual minimum purchases under a supply agreement and related product service charges. We believe that Clark failed to purchase the required mix of products as it said it would, making the supply agreement subject to rescission and making Clark liable to us for damages. Clark contends that we breached the supply agreement in several respects, making us liable to Clark for damages. Clark has not yet specified in the arbitration the amount of damages it is seeking from us. An unfavorable outcome for us in this arbitration could impact our financial results, but we do not expect that such an impact would be material to our financial position.

Since August 29, 2002, several securities lawsuits have been filed against us and certain of our officers in the United States District Court for the Eastern District of Texas seeking court certification as a class action. To date, these complaints collectively raise various categories of claims: (a) we allegedly issued false and misleading positive statements, including statements about our price impact retail supermarkets; (b) we allegedly issued financial results which improperly included certain income from vendor deductions; and (c) other alleged accounting irregularities. In addition, one related derivative lawsuit has been filed on behalf of Fleming against certain of our officers and the members of our Board of Directors in the United States District Court for the Eastern District of Texas. This complaint alleges a breach of fiduciary duty in connection with the claims described in clause (a) above.

Distributors of cigarettes and other tobacco products are facing a number of significant issues that could impact the business environment. These issues include new government regulation that could increase our cost of business, litigation affecting tobacco manufacturers and new or additional taxes on cigarettes and other tobacco products that could result in a material reduction in the consumption of such products in the United States.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  EXHIBIT NUMBER

         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.29 First Amendment, dated October 18, 2002, to that certain Credit Agreement, dated as of June 18, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 23, 2002

         10.66* Letter Agreement with William H. Marquard, dated September 13, 2002

         10.67*   Letter Agreement with Thomas Dahlen, dated July 12, 2002

         15 Letter from Independent Accountants as to Unaudited Interim Financial Information, filed herewith

  *  Management contract, compensatory plan or arrangement.

 (b) Reports on Form 8-K:

On August 6, 2002, we filed a Current Report on Form 8-K pursuant to Item 9 - Registration FD Disclosure announcing that a slide presentation made to investors and analysts was publicly available.

On August 12, 2002, we filed a Current Report on Form 8-K pursuant to Item 9 - Regulation FD Disclosure, attaching the written statements under oath of our Principal Executive Officer and our Principal Financial Officer that we filed with the SEC in accordance with the SEC's June 27, 2002 Order (File No. 4-460).

On September 25, 2002, we filed a Current Report on Form 8-K pursuant to Item 9
- Regulation FD Disclosure, announcing that we plan to divest our retail operations and provide updated financial guidance, as well as a slide presentation that was made available to investors.

None of these Current Reports on Form 8-K are incorporated into this report or into any other filing of Fleming, regardless of any general incorporation language in such filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FLEMING COMPANIES, INC.


November 5, 2002                       /s/ MARK D. SHAPIRO
                                       ---------------------------------------
                                       Mark D. Shapiro
                                       Senior Vice President
                                       Finance and Operations Control
                                       (Duly Authorized Officer of Registrant
                                       and Principal Accounting Officer)

                                 CERTIFICATIONS

I, Mark S. Hansen, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/s/ MARK S. HANSEN
---------------------------------------------
Mark S. Hansen
Chairman of the Board and Chief Executive Officer

I, Neal J. Rider, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/s/ NEAL J. RIDER
---------------------------------------------------
Neal J. Rider
Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER                          DESCRIPTION
       -------                         -----------
         3.1      Certificate of Incorporation, incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for quarter ended April 17, 1999

         3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q for quarter ended April 17, 1999

         4.29     First Amendment, dated October 18, 2002, to that certain
                  Credit Agreement, dated as of June 18, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 23, 2002

         10.66*   Letter Agreement with William H. Marquard, dated September 13,
                  2002

         10.67*   Letter Agreement with Thomas Dahlen, dated July 12, 2002

         15       Letter from Independent Accountants as to Unaudited Interim
                  Financial Information, filed herewith

  *  Management contract, compensatory plan or arrangement.